Form 10QSB
period 1996-06-30
NUTRONICS INTERNATIONAL INC
filed 1996-09-19
CIK 1011733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1996

                                    OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from          to

                     Commission File Number   0-28144

                       NUTRONICS INTERNATIONAL, INC.
     (Exact name of small business issuer as specified in its charter)

                Delaware                         13-3859706
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)           Identification No.)

              51 Hudson Point Lane, Ossining, New York 10562
                 (Address of principal executive offices)

Registrant's telephone no., including area code:  (914) 941-2863

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class               Outstanding as of September 12, 1996

Common Stock, $.01 par value             8,629,170

                             TABLE OF CONTENTS



Heading                                                    Page

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- June 30, 1996 and
            December 31, 1995. . . . . . . . . . . . . .    2

          Statements of Operations -- three months and
            six months ended June 30, 1996 and 1995,
            and from inception on May 6, 1953
            through June 30, 1996. . . . . . . . . . . .    3

          Statements of Stockholders' Equity (Deficit) .    4

          Statements of Cash Flows -- three months and
            six months ended June 30, 1996 and 1995,
            and from inception on May 6, 1953
            through June 30, 1996. . . . . . . . . . . .    6

       Notes to Consolidated Financial Statements  . . .    7

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . .    9

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   10

Item 2.   Changes In Securities. . . . . . . . . . . . .   10

Item 3.   Defaults Upon Senior Securities. . . . . . . .   10

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . .   10

Item 5.   Other Information. . . . . . . . . . . . . . .   10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   10

          Signatures . . . . . . . . . . . . . . . . . .   11

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1996, have been prepared by Nutronics International, Inc. (the "Company").











                       NUTRONICS INTERNATIONAL, INC.

                           FINANCIAL STATEMENTS

                    June 30, 1996 and December 31, 1995

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS

                                             June 30,        December 31,
                                                1996            1995
                                             (Unaudited)
CURRENT ASSETS

  Cash                                       $    -          $    -

     Total Current Assets                         -               -

     TOTAL ASSETS                            $    -          $    -


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                            $    -         $    -

     Total Current Liabilities                     -              -

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000 shares
   authorized of $100.00 par value,
   -0- shares issued and outstanding               -              -
  Common stock: 30,000,000 shares
   authorized of $0.01 par value, 8,629,170
   shares issued and outstanding                 86,292         86,292
  Additional paid-in capital (deficit)          (82,932)       (83,588)
  Deficit accumulated during the
   development stage from May 22, 1995           (3,360)        (2,704)

     Total Stockholders' Equity                    -              -

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                    $    -         $    -

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                         From
                                                                      Inception
                                                                      on May 6,
                       For the Six Months   For the Three Months    1953 Through
                         Ended June 30,         Ended June 30,        June 30,
                        1996        1995       1996        1995         1996

REVENUES              $   -       $   -       $   -       $   -       $    -

EXPENSES                  -           -           -           -            -

LOSS FROM
 DISCONTINUED
 OPERATIONS (NOTE 4)       656        -           -            -         89,652

TOTAL EXPENSES             656        -           -            -         89,652

NET INCOME (LOSS)     $   (656)   $   -       $   -        $   -      $ (89,652)

NET INCOME (LOSS)
  PER SHARE           $  (0.00)   $   0.00    $   0.00     $  0.00    $   (0.00)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
                                                                     Deficit
                                                          Additional Accumulated
                                                            Paid-in   During the
                        Preferred Stock     Common Stock    Capital  Development
                        Shares   Amount    Shares  Amount  (Deficit)   Stage

Inception, May 6, 1953    -    $     -         -    $  -     $   -    $    -

Preferred stock issued
 at $1.00 per share     10,000  1,000,000      -       -     (990,000)     -

Common stock issued
 at $0.01 per share       -          -    7,629,170  76,292      -         -

Net loss from inception
 on May 6, 1953 through
 December 31, 1992        -          -         -       -         -      (86,292)

Balance,
 December 31, 1992      10,000  1,000,000 7,629,170  76,292  (990,000)  (86,292)

Net loss for
 the year ended
 December 31, 1993        -          -         -       -         -         -

Balance,
 December 31, 1993      10,000  1,000,000 7,629,170  76,292  (990,000)  (86,292)

Net loss for
 the year ended
 December 31, 1994        -          -         -       -         -         -

Balance,
 December 31, 1994      10,000 $1,000,000 7,629,170 $76,292 $(990,000) $(86,292)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)
                                                                      Deficit
                                                          Additional Accumulated
                                                             Paid-in  During the
                         Preferred Stock     Common Stock    Capital Development
                         Shares   Amount   Shares   Amount  (Deficit)   Stage
Balance,
 December 31, 1994      10,000 $1,000,000 7,629,170 $76,292 $(990,000) $(86,292)

Preferred stock converted
 to common stock at
 $0.01 per share
 (Note 4)              (10,000)(1,000,000) 1,000,000 10,000   990,000      -

Quasi-reorganization
 (Note 5)                 -          -          -      -      (86,292)   86,292

Expenses paid on the
 Company's behalf
 by a shareholder
 (Note 6)                 -          -          -      -        2,704      -

Net loss for
 the year ended
 December 31, 1995       -           -          -      -         -       (2,704)

Balance,
 December 31, 1995       -           -     8,629,170 86,292   (83,588)   (2,704)

Expenses paid on the
 Company's behalf by
 a shareholder (Note 6)
 (Unaudited)             -           -          -      -          656      -

Net loss for the
 six months ended
 June 30, 1996
 (Unaudited)             -           -          -      -          -        (656)

Balance, June 30, 1996
 (Unaudited)             -       $   -     8,629,170 $86,292  $(82,932) $(3,360)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                                       From
                                                                     Inception
                                                                     on May 6,
                           For the Six Months  For the Three Months 1953 Through
                              Ended June 30,       Ended June 30,     June 30,
                            1996        1995    1996          1995      1996
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Loss from discontinued
   operations              $ (656)     $   -    $  -          $  -    $ (89,652)
 Loss on disposition of
  assets                      -            -       -             -       88,996

    Net Cash Provided (Used)
     by Operating Activities (656)         -       -             -         (656)

CASH FLOWS FROM
 INVESTING ACTIVITIES         -            -       -              -        -

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Additional capital
   contributed                656          -       -              -         656

    Net Cash Provided (Used)
     by Financing Activities  656          -       -              -         656

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                  -            -       -              -         -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD       -            -       -              -         -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD          $  -         $  -    $  -            $  -     $  -

CASH PAID FOR

  Interest                 $  -         $  -    $  -            $  -      $ -
  Taxes                    $  -         $  -    $  -            $  -      $ -

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                   June 30, 1996 and December 31, 1995

NOTE 1 - ORGANIZATION AND HISTORY
       Nutronics International, Inc. (the Company) was incorporated under the laws of the State of Delaware on May 6, 1953. The Company was organized to engage in various oil and mining activities. The Company conducted limited oil and mining activities until its operations ceased.

       Over the course of years, the Company changed its name to attract new ownership. Following a name change from Extra Production Co., Inc. to SDE Robotics and Automation Corp. on August 19, 1983, the Company entered into an Agreement and Plan of Reorganization with Alpha Electronics Corp.
       The Company exchanged 125,000 shares of its authorized, but unissued common stock for all of the issued and outstanding stock of Alpha Electronics Corp.

       On August 10, 1984, the Company filed a Debtor's Petition for Relief under Chapter 11. An Order to Proceed under
       Chapter 7, reporting $1,390,000 of unsecured claims, was subsequently filed on November 7, 1984.

       On October 20, 1980, prior to entering into the Agreement and Plan of Reorganization with the Company, Alpha
       Electronics Corp. filed bankruptcy.

       The Company is presently seeking new business opportunities that hold a potential profit and is classified as a development stage Company as defined in SFAS No. 7.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting.

       b.  Loss Per Share

       The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

       c.  Provision For Taxes

       At June 30, 1996, the Company had no material net operating loss carryforwards and income tax expense due to its inactivity.

       d.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       f.  Additional Accounting Policies

       Additional accounting policies will be determined when principal operations begin.

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
               Notes to the Financial Statements (Continued)
                   June 30, 1996 and December 31, 1995

NOTE 3 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, shareholders of the Company have committed to meeting the Company's operating expenses.

NOTE 4 - STOCK CONVERSION

       At a special meeting of the board of directors of the Company on May 22, 1995, it was resolved to convert 10,000 shares of the Company's issued and outstanding $100.00 par value preferred stock to 1,000,000 shares of the Company's $0.01 par value common stock.

NOTE 5 - QUASI - REORGANIZATION

       On May 22, 1995, shareholders of the Company voted to effect a quasi- reorganization, whereby, the accumulated deficit of the Company was eliminated against the paid-in capital of the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS

       The Company has received advances from a certain shareholder in order to pay minimal operating expenses of the Company. As of June 30, 1996 and December 31, 1995,
       $3,360 and $2,704, respectively, was contributed to capital as a result of these advances.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

    Due to the Company's status as a development stage company, it presently has no assets or capital and has had no operations or revenues since approximately 1984. The costs and expenses associated with the filing of the Company's registration statement on Form 10-SB with the Securities and Exchange Commission in 1996 have been paid for by shareholders of the Company. It is anticipated that the Company will require only nominal capital to maintain its corporate and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the remainder of the Company's current fiscal year, it will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow certain procedures in order to identify and then negotiate with potential viable merger and acquisition candidates. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

                                  PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.


Item 2.  Changes In Securities

    This Item is not applicable to the Company.


Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.


Item 5.  Other Information

    This Item is not applicable to the Company.


Item 6.  Exhibits and Reports on Form 8-K

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended June 30, 1996.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NUTRONICS INTERNATIONAL, INC.




Date:  September 19, 1996         By   /S/  Edward F. Cowle
                                              (Signature)
                                       Edward F. Cowle, President,
                                       Chief Executive Officer and
                                       Director
                                       (Chief Financial Officer)



Date:  September 19, 1996         By    /S/  Robyn Mancini
                                              (Signature)
                                       Robyn Mancini, Secretary /
                                       Treasurer and Director
                                       (Principal Accounting
                                        Officer)