Form 10QSB
period 1996-09-30
NUTRONICS INTERNATIONAL INC
filed 1996-11-22
CIK 1011733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1996

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class               Outstanding as of September 30, 1996

Common Stock, $.01 par value             8,629,170

                             TABLE OF CONTENTS



Heading                                                   Page

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- September 30, 1996 and
            December 31, 1995. . . . . . . . . . . . . .    2

          Statements of Operations -- three months and
            nine months ended September 30, 1996 and 1995,
            and from inception on May 6, 1953
            through September 30, 1996 . . . . . . . . .    3

          Statements of Stockholders' Equity (Deficit) .    4

          Statements of Cash Flows -- three months and
            nine months ended September 30, 1996 and 1995,
            and from inception on May 6, 1953
            through September 30, 1996 . . . . . . . . .    6

       Notes to Consolidated Financial Statements  . . .    7

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . .    9

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   10

Item 2.   Changes In Securities. . . . . . . . . . . . .   10

Item 3.   Defaults Upon Senior Securities. . . . . . . .   10

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . .   10

Item 5.   Other Information. . . . . . . . . . . . . . .   10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   10

          Signatures . . . . . . . . . . . . . . . . . .   11

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1996, have been prepared by Nutronics
International, Inc. (the "Company").











                       NUTRONICS INTERNATIONAL, INC.

                           FINANCIAL STATEMENTS

                 September 30, 1996 and December 31, 1995

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS

                                     September 30,  December 31,
                                         1996         1995
                                        (Unaudited)
CURRENT ASSETS

  Cash                                  $    -       $   -

     Total Current Assets                    -           -

     TOTAL ASSETS                       $    -       $   -


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                      $    -       $   -

     Total Current Liabilities               -           -

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000 shares
   authorized of $100.00 par value,
   -0- shares issued and outstanding         -           -
  Common stock: 30,000,000 shares
   authorized of $0.01 par value, 8,629,170
   shares issued and outstanding           86,292      86,292
  Additional paid-in capital (deficit)    (82,816)    (83,588)
  Deficit accumulated during the
   development stage from May 22, 1995     (3,476)     (2,704)

     Total Stockholders' Equity              -           -

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $    -       $   -

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                             From
                                                           Inception
                                                           on May 6,
               For the Nine Months  For the Three Months 1953 Through
               Ended September 30,   Ended September 30, September 30,
                  1996       1995      1996      1995       1996

REVENUES           $ -       $ -       $ -       $ -       $  -

EXPENSES             -         -         -         -          -

LOSS FROM
 DISCONTINUED
 OPERATIONS
 (NOTE 4)           772        -          116      -         89,768

TOTAL EXPENSES      772        -          116      -         89,768

NET INCOME (LOSS) $(772)     $ -       $ (116)   $ -       $(89,768)

NET INCOME (LOSS)
 PER SHARE        $(0.00)    $0.00     $(0.00)   $0.00     $  (0.00)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
                                                                       Deficit
                                                          Additional Accumulated
                                                            Paid-in   During the
                         Preferred Stock    Common Stock    Capital  Development
                      Shares    Amount   Shares    Amount  (Deficit)    Stage

Inception, May 6, 1953  -     $    -         -    $    -    $    -     $   -

Preferred stock issued
 at $1.00 per share   10,000  1,000,000      -         -     (990,000)     -

Common stock issued
 at $0.01 per share     -          -    7,629,170    76,292      -         -

Net loss from inception
 on May 6, 1953 through
 December 31, 1992      -          -         -         -         -      (86,292)

Balance,
 December 31, 1992    10,000  1,000,000 7,629,170    76,292  (990,000)  (86,292)

Net loss for
 the year ended
 December 31, 1993      -          -        -          -         -         -

Balance,
 December 31, 1993    10,000  1,000,000 7,629,170    76,292  (990,000)  (86,292)

Net loss for
 the year ended
 December 31, 1994      -          -         -         -         -        -

Balance,
 December 31, 1994    10,000 $1,000,000 7,629,170  $ 76,292 $(990,000) $(86,292)

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
                      Preferred Stock      Common Stock      Capital Development
                      Shares   Amount    Shares    Amount   (Deficit)   Stage

Balance,
 December 31, 1994    10,000 $1,000,000 7,629,170  $ 76,292 $(990,000) $(86,292)

Preferred stock converted
 to common stock at
 $0.01 per share
 (Note 4)           (10,000) (1,000,000) 1,000,000   10,000   990,000      -

Quasi-reorganization
 (Note 5)               -          -         -         -      (86,292)   86,292

Expenses paid on the
 Company's behalf
 by a shareholder
 (Note 6)               -          -         -         -        2,704      -

Net loss for
 the year ended
 December 31, 1995      -          -         -         -         -       (2,704)

Balance,
 December 31, 1995      -          -    8,629,170    86,292   (83,588)   (2,704)

Expenses paid on the
 Company's behalf by
 a shareholder (Note 6)
 (Unaudited)            -          -         -         -          772      -

Net loss for the
 nine months ended
 September 30, 1996
 (Unaudited)            -          -         -         -          -        (772)

Balance,
 September 30, 1996
 (Unaudited)            -       $  -    8,629,170 $  86,292   $(82,816) $(3,476)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)
                                                                       From
                                                                    Inception
                                                                     on May 6,
                          For the Nine Months For the Three Months 1953 Through Ended September 30, Ended September 30, September 30,
                                1996     1995     1996      1995      1996

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Loss from discontinued
   operations                  $(772)   $   -     $   -     $   -   $(89,768)
 Loss on disposition of assets   -          -         -         -     88,996

     Net Cash Provided (Used)
      by Operating Activities   (772)       -         -         -       (772)

CASH FLOWS FROM
 INVESTING ACTIVITIES            -          -         -         -        -

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Additional capital
    contributed                  772        -         -         -        772

     Net Cash Provided (Used)
      by Financing Activities    772        -         -         -        772

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                     -          -         -         -        -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD          -          -         -         -        -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD             $  -       $  -      $  -      $  -     $  -

CASH PAID FOR

  Interest                    $  -       $  -      $  -      $  -     $  -
  Taxes                       $  -       $  -      $  -      $  -     $  -

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                 September 30, 1996 and December 31, 1995

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

       c.  Provision For Taxes

       At September 30, 1996, the Company had no material net operating loss carryforwards and income tax expense due to its inactivity.

       d.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       f.  Additional Accounting Policies

       Additional accounting policies will be determined when principal operations begin.

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
               Notes to the Financial Statements (Continued)
                 September 30, 1996 and December 31, 1995

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

NOTE 6 - RELATED PARTY TRANSACTIONS

       The Company has received advances from a certain shareholder in order to pay minimal operating expenses of the Company. As of September 30, 1996 and December 31,
       1995, $3,476 and $2,704, respectively, was contributed to capital as a result of these advances.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    Due to the Company's status as a development stage company, it presently has no assets or capital and has had no operations or revenues since approximately 1984. The Company's operating expenses and the costs and expenses associated with the filing of the Company's registration statement on Form 10-SB with the Securities and Exchange Commission in 1996, have been paid for by shareholders of the Company. It is anticipated that the Company will require only nominal capital to maintain its corporate and necessary funds will most likely be provided by the Company's officers, directors and/or shareholders in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the remainder of 1996, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow certain procedures in order to identify and then negotiate with potential viable merger and acquisition candidates. Because the Company lacks funds, it may be necessary for its officers, directors and/or shareholders to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's officers and directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have its acquisition or merger partner provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

    In the event the Company does need to raise capital, most likely the only method available to it would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended September 30, 1996.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NUTRONICS INTERNATIONAL, INC.




Date:  November 22, 1996               By   /S/  Edward F. Cowle
                                                 (Signature)
                                       Edward F. Cowle, President,
                                       Chief Executive Officer and
                                       Director
                                       (Chief Financial Officer)



Date:  November 22, 1996               By    /S/  Robyn Mancini
                                                  (Signature)
                                       Robyn Mancini, Secretary /
                                       Treasurer and Director
                                       (Principal Accounting
                                        Officer)