Form 10KSB
period 1995-12-31
NUTRONICS INTERNATIONAL INC
filed 1997-08-28
CIK 1011733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB
(Mark One)
          Annual Report Pursuant to Section 13 or 15(d) of The
          Securities Exchange Act of 1934

                For the Fiscal Year Ended December 31, 1996

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     Commission File Number   0-28144

                       NUTRONICS INTERNATIONAL, INC.
              (Name of small business issuer in its charter)

         Delaware                               13-3859706
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

             51 Hudson Point Lane, Ossining, New York   10562
           (Address of principal executive offices)  (Zip Code)

Issuer's telephone no.:  (914)  941-2863

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   Common

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State the issuer's revenues for its most recent fiscal year.
 $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $-0- (Currently, there is no active public trading market for the issuer's shares)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class            Outstanding as of August 20, 1997
     Common Stock, Par Value
       $.001 per share                       8,759,170

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE

Transitional Small Business Disclosure Format.   Yes    No

                       NUTRONICS INTERNATIONAL, INC.

                             TABLE OF CONTENTS

                                                           Page

                                  PART I

Item 1.   Description of Business  . . . . . . . . . .       1

Item 2.   Description of Property. . . . . . . . . . .       7

Item 3.   Legal Proceedings. . . . . . . . . . . . . .       7

Item 4.   Submission of Matter to a Vote of
          Security Holders . . . . . . . . . . . . . .       7

                                  PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . .       7

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . .      10

Item 7.   Financial Statements . . . . . . . . . . . .      11

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . .      21

                                 PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with Section 16(a)
          of the Exchange Act. . . . . . . . . . . . .      21

Item 10.  Executive Compensation . . . . . . . . . . .      23

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . .      23

Item 12.  Certain Relationships and Related Transactions    24

                                  PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . .      25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .      26

                                  PART I

Item 1.   Description of Business

Business Development

     Nutronics International Inc. (the "Company") was organized on May 6, 1953 under the laws of the State of Delaware as United Production Co., Inc., having the stated purpose of engaging in various oil and mining activities. The Company initially engaged in limited oil and mining operations and, from the time of its inception, the Company has effected several name changes and been engaged in several different businesses.

     On January 13, 1982, the Company changed its name to Extra Production, Inc. There is no record of any business operations during the period the Company was known as Extra Production, Inc. On November 29, 1982, the Company's name was changed to Penny Stock News, Inc. in anticipation of the acquisition of a financial newspaper based in Baltimore, Maryland. The Company's name was again changed to OTC Stock Journal, Inc. on January 31, 1983 in anticipation of the acquisition of another financial newspaper. There is no record that either acquisition was completed or that any business operations were conducted during the period the Company was known as either Penny Stock News, Inc. or OTC Stock Journal, Inc. On March 14, 1983 the Company changed its name back to Extra Production, Inc. and remained inactive.

     On August 19, 1983, the Company changed its name to SDE Robotics & Automation Corp. reflecting the proposed acquisition of a robotics company located in Detroit, Michigan that sold robotics parts to automobile manufacturers. Again there is no evidence of any operations or that the acquisition was finalized. Also in 1983, the Company acquired a surveying company named Alpha Electronics located in Littleton, Colorado and on April 16, 1984, the Company changed its name to Nutronics International, Inc.
For a brief period the Company sold laser-based surveying instruments until it filed for a Debtor's Petition for Relief under Chapter 11 of the United States Bankruptcy Code in November 1984. An order to proceed under Chapter 7 of the Bankruptcy Code was subsequently filed on November 7, 1984. See Item 3, "Legal Proceedings". From 1984 to 1995, the Company was inactive with no specific business purpose.

     On May 22, 1995, the Company held a special meeting of shareholders for the purpose of electing three new directors to assume control of the Company. Following their election, the new directors determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company then began to consider and investigate potential business opportunities.

     Presently the Company is considered a development stage company and, due to its status as a "shell" corporation, its principal purpose is to locate and consummate a merger or acquisition with a private entity. Also at the special meeting of shareholders held May 22, 1995, the shareholders approved a proposal to effect a quasi-reorganization resulting in the elimination of the Company's prior accumulated deficit against paid-in-capital. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     On April 3, 1996, the Company voluntarily filled with the Securities and Exchange Commission (the "Commission") a registration statement on Form 10-SB. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), will make information concerning itself more readily available to the public and provide a prospective merger or acquisition candidate with additional information about the Company.

     As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file its periodic reports under the Exchange Act in the event its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business opportunity, that business opportunity must provide audited financial statements for at least the two most recent fiscal years or, in the event the business opportunity has been in business for less than two years, audited financial statements will be required from at least the period of inception. This could limit the Company's potential target business opportunities due to the fact that many private business opportunities either do not have audited financial statements or are unable to produce audited statements without undo time and expense.

     The Company's principal executive offices are located at 51
Hudson Point Lane, Ossining New York, 10562, and its telephone number is (914) 941-2863.

Business of Issuer

     The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

     Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider.
Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities

     The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger.

     As of the date hereof, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding the Company's search for business opportunities. Management has not identified specifically any future prospective consultants for the Company.

     The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to become a public company. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

     Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

     In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

     There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

     Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved.
Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

     Because the Company currently has no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution. Most likely, the owners of the business opportunity which the Company acquires or mergers with will acquire control of the Company following such transaction and present management would probably resign. Present management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, rather management will attempt to negotiate the best possible agreement for the benefit of the Company's shareholders.

     The Company does not presently intend to borrow funds to compensate any persons, consultants, promoters or affiliates in relation to the consummation of a potential merger or acquisition. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. These possible private sales would most likely have to be to persons known by the directors of the Company or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms for the Company. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. The Company does not anticipate using Regulation S under the Securities Act of 1933 to raise any funds prior to consummation of a merger or acquisition. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates.

     In the case of a future acquisition or merger, there exists a possibility that a condition of such transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders of the Company or that the shareholders would be given the opportunity to approve such a transaction.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by the Company and the appropriate business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliates possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would have such an arrangement ratified by the shareholders in an appropriate manner.

     Presently, it is highly unlikely that the Company will acquire or merge with a business opportunity in which the Company's management or affiliates have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, none of the Company's officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Shareholders

     Prior to consummating a possible acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, under Delaware law, certain actions that would routinely be taken at a meeting of shareholders, may be taken by written consent of shareholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of shareholders. Thus, if shareholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition or a merger, minority shareholders would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the Company to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a shareholders' meeting, the Company will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by subsequent report to the shareholders if the action is taken by written consent.

Competition

     Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.




Facilities

     The Company is currently using as its principal place of business the personal residence of its Secretary located in Ossining, New York. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

     No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of operations included herein in response to Item 7 of this Form 10-KSB for a report of the Company's operating history for the past two fiscal years.

Item 2.        Description of Property

     The Company does not own or control any material property.


Item 3.        Legal Proceedings

     Except as set forth below, the Company is currently not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened. On August 10, 1984, the Company filed a Debtor's Petition for Relief under Chapter 11 of the United States Bankruptcy Code. An Order to Proceed under Chapter 7 of the Bankruptcy Code, reporting $1,390,000 of unsecured claims, was subsequently filed on November 7, 1984. The Company was inactive from 1984 to 1995.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1996.

                                  PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     No shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company has made an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. Presently, the Company's shares are eligible to be traded on the OTC Bulletin Board under the trading symbol "NUTI", although there is not a current active trading market for the shares. Because no active trading market exists, no historical price information for the Company's shares is included. The Company does not anticipate its shares to be traded in the public market until such time as a merger or acquisition can be identified and consummated.

     Secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. The Company's common stock last traded in a public market in approximately 1984.

     If and when the Company's common stock is traded in the over-the-counter market, the ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Also, some states may prohibit the sale of the securities of "shell" companies within their states. Presently, the Company has no plans to register its securities is any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The Nasdaq Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of August 20, 1997 there were 251 holders of record of the Company's common stock. There are no reported bid or asked prices for the Company's shares.

     As of the date hereof, the Company has issued and outstanding 8,759,170 shares of common stock. Of this total, 7,759,170 shares were issued in transactions more than two years ago. The remaining 1,000,000 shares were issued in May 1995 upon the conversion of 10,000 shares of the Company's preferred stock and therefore, are deemed to have a holding period commencing at the time the preferred shares were issued which was more than two years ago. Thus, all 8,759,170 shares are deemed to have been issued more than two years ago and may be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"), unless held by an affiliate or controlling shareholder of the Company. Of these shares, the Company has identified 6,339,000 shares as being held by affiliates of the Company. The remaining 2,420,170 shares are deemed free from restrictions and may be sold and/or transferred without further registration under the Act.

     The 6,339,000 shares presently held by affiliates or controlling shareholders of the Company may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the Company's financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the Company's financial statements. Both statements are effective for years beginning after December 15, 1995.

     In February, 1997, the Financial Accounting Standards Board
issued SFAS No. 128,  Earnings Per Share.   The new standard
simplifies the methods for computing earnings per share and requires the preparation of two new amounts, basic and diluted earnings per share.

Plan of Operation

    The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1984. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Item 7.       Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1996 and 1995 have all been examined to the extent indicated in their report by Jones, Jensen & Company, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                       INDEPENDENT AUDITORS' REPORT

The Board of Directors
Nutronics International, Inc.
(A Development Stage Company)
New York, New York


We have audited the accompanying balance sheets of Nutronics International, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994 and from inception on May 6, 1953 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Nutronics International, Inc. (a development stage company) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 and from inception on May 6, 1953 through December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date.
Unless the Company is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
May 18, 1997

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets



                                  ASSETS

                                             December 31,
                                         1996        1995
CURRENT ASSETS

  Cash                                  $    -       $   -

     Total Current Assets                    -           -

     TOTAL ASSETS                       $    -       $   -


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                      $    -       $   -

     Total Current Liabilities               -           -

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000 shares authorized
   of $100.00  par value, -0- and 10,000
   shares issued and outstanding,
   respectively                              -           -
  Common stock: 30,000,000 shares authorized
   of $0.01 par value, 8,759,170 and
   8,759,170 shares issued and outstanding,
   respectively                            87,592      87,592
  Additional paid-in capital (deficit)    (76,351)    (84,888)
  Deficit accumulated during the
   development stage from May 22, 1995    (11,241)     (2,704)

     Total Stockholders' Equity              -           -

     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY             $   -        $  -

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Operations


                                                    From Inception
                                                    on May 6,
                                                    1953 Through
                For the Years Ended December 31,    December 31,
                  1996         1995       1994        1996

REVENUES          $  -       $   -       $  -       $    -

EXPENSES             -           -          -            -

LOSS FROM
 DISCONTINUED
 OPERATIONS         8,537       2,704       -          98,833

NET INCOME (LOSS) $(8,537)   $ (2,704)   $  -      $  (98,833)

NET INCOME (LOSS)
 PER SHARE OF
 COMMON STOCK     $ (0.00)   $  (0.00)   $ (0.00)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
                                                                      Deficit
                                                          Additional Accumulated
                                                           Paid-in    During the
                       Preferred Stock      Common  Stock  Capital   Development
                       Shares   Amount     Shares   Amount (Deficit)    Stage

Inception, May 6, 1953    -   $     -         -    $  -    $    -     $    -

Preferred stock issued
 at $1.00 per share    10,000  1,000,000      -       -     (990,000)      -

Common stock issued
 at $0.01 per share      -          -    7,629,170  76,292      -          -

Prior period adjustment
 (Note 7)                -          -      130,000   1,300      -        (1,300)

Net loss from inception
 on May 6, 1953 through
 December 31, 1993       -          -         -       -         -       (86,292)

Balance,
 December 31, 1993     10,000  1,000,000 7,759,170  77,592  (990,000)   (87,592)

Net loss for
 the year ended
 December 31, 1994       -          -         -       -         -          -

Balance,
 December 31, 1994     10,000 $1,000,000 7,759,170 $77,592 $(990,000) $ (87,592)

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
                       Preferred Stock     Common Stock     Capital  Development
                       Shares   Amount    Shares   Amount  (Deficit)    Stage

Balance,
 December 31, 1994     10,000 $1,000,000 7,759,170 $77,592 $(990,000) $ (87,592)

Preferred stock converted
 to common stock at
 $0.01 per share
 (Note 4)             (10,000)(1,000,000)1,000,000  10,000   990,000       -

Quasi-reorganization
 (Note 5)                -          -         -       -      (87,592)    87,592

Expenses paid on the
 Company's behalf
 by a shareholder
 (Note 6)                -          -         -       -        2,704       -

Net loss for
 the year ended
 December 31, 1995       -          -         -       -         -        (2,704)

Balance,
 December 31, 1995       -          -    8,759,170  87,592   (84,888)    (2,704)

Expenses paid on the
 Company's behalf by
 a shareholder           -          -         -       -        8,537       -

Net loss for the year
 ended December 31,
 1996                    -          -         -       -         -        (8,537)

Balance,
 December 31, 1996       -      $   -   8,759,170  $87,592 $ (76,351) $ (11,241)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows


                                                                  From Inception
                                                                     on May 6,
                                                                    1953 Through
                                   For the Years Ended December 31, December 31,
                                    1996          1995        1994      1996
Cash Flows From Operating Activities

  Loss from operations          $  (8,537)     $ (2,704)    $   -    $ (98,833)
  Loss on discontinued operations   8,537         2,704         -       98,833

     Net Cash Used by
      Operating Activities           -             -            -         -

Cash Flows From Investing Activities -             -            -         -

Cash Flows From Financing Activities -             -            -         -

Net Increase (Decrease) in
 Cash and Cash Equivalents           -             -            -         -

Cash and Cash Equivalents at
 Beginning of Period                 -             -            -         -

Cash and Cash Equivalents at
 End of Period                   $   -         $   -        $   -      $  -

Cash Paid For:

  Interest                       $   -         $   -        $   -       $  -
  Income taxes                   $   -         $   -        $   -       $  -

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                        December 31, 1996 and 1995

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

       c. Provision for Taxes

       At December 31, 1996, the Company has net operating loss carryforwards of approximately $98,833 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same account.

       d.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
               Notes to the Financial Statements (Continued)
                        December 31, 1996 and 1995

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       e. Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

       The Company has received advances from a certain shareholder in order to pay minimal operating expenses of the Company. As of December 31, 1996 and 1995, $11,241 and $2,704 respectively, was contributed to capital as a result of these advances.

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
               Notes to the Financial Statements (Continued)
                        December 31, 1996 and 1995

NOTE 7 - PRIOR PERIOD ADJUSTMENT

       The statements of stockholders' equity have been restated to reflect an additional 130,000 shares of common stock. The shares have been recorded at a value of $0.01 per share and reflected as an increase in the common stock amount and the deficit accumulated during the development stage of $1,300. (The $1,300 is reflected as an increase in the additional paid-in capital (deficit) pursuant to the quasi reorganization in 1995.) The Company's transfer agent discovered an error in the shares outstanding subsequent to the audit of the Company's December 31, 1995 financial statements.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    This Item is not Applicable.

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act

    The directors and executive officers of the Company and their respective ages are as follows:

         Name                Age       Position
    Edward F. Cowle          41   President, Chief Executive
                                  Officer and Director
    Robyn Mancini            46   Secretary / Treasurer
                                  and Director
    Joseph Mancini           57   Director

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. However, due to the Company's lack of funds, the directors will defer their expenses and any compensation until such time as the Company can consummate a successful acquisition or merger. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees.

     Each of the Company's directors was also a director of CEEE Group Corporation, a public "shell" Colorado corporation ("CEEE"). On July 16, 1996, CEEE entered into an Exchange of Stock Agreement and Plan of Reorganization (the "Stock Exchange Agreement") with Atlantic International Capital Ltd., a Delaware corporation ("Atlantic") and the shareholders of Atlantic. In connection with the Stock Exchange Agreement, the Company acquired all of the issued and outstanding shares of Atlantic and the former shareholders of Atlantic were issued a controlling interest in the shares of CEEE's common stock. In connection with the transaction, each of the Company's directors resigned as directors of CEEE and are no longer affiliated with CEEE. Presently, two of the Company's directors, Robyn Mancini and Joseph Mancini, are also directors of Consolidated Travel Systems, Inc., a Delaware corporation that is considered a public shell which is actively pursuing acquisitions or mergers.

     No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

     All of the Company's present directors have other full-time employment and will routinely devote only such time to the Company necessary to maintain its viability. The directors will, when the situation requires, review potential business opportunities or actively participate in negotiations for a potential merger or acquisition on an as-needed-basis.

     Currently, there is no arrangement, agreement or understanding between the Company's management and non-management shareholders under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's shareholders. However, the Board of Directors is elected by the shareholders and the shareholders have the ultimate say in who represents them on the Board of Directors. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

     In connection with the preparation and filing of the Company's registration statement, one of the Company's shareholders, H. DeWorth Williams, paid for certain legal and professional fees related to the registration statement. Although, as of the date hereof there is no agreement or arrangement for Mr. Williams to provide additional funds, the Company is not precluded from approaching Mr. Williams or any other shareholder and requesting additional financial assistance. Because such additional funding is only speculative at this time, the Company has not developed any criteria or plans related to this funding.

     The business experience of each of the persons listed above during the past five years is as follows:

     Edward F. Cowle has been President and a director of the Company since May 1995. From 1994 to the present, Mr. Cowle has been an independent financial consultant to various private and public companies. From 1992 to 1994, Mr. Cowle was a Senior Vice President of Investments for Paine Webber, and from 1991 to 1992, he worked as a stockbroker for Bear Stearns. Mr. Cowle served as President of Spartan Funding Company, from 1989 to 1992. Spartan Funding Company was a publicly held company engaged in the business of supporting medical research. Prior to 1989, Mr. Cowle worked as an independent financial consultant for several years.
Mr. Cowle holds a B.S. Degree in American Studies and English from Fairleigh Dickinson University and also attended the Vermont Law School for one year. Mr. Cowle is also a director of Piazztec International, Inc., a publicly held company engaged in the production of "created" stone products.

     Robyn Mancini has been Secretary and a director of the Company since May 1995. Since 1992, Ms. Mancini has been the President of NutriTech, Inc., a privately held research and development company involved in funding certain micronutrient cancer research. From 1989 to 1992, Ms. Mancini was an arts reporter and anchor for WPFW radio in Washington, D.C. For many years Ms. Mancini has been a freelance journalist for various magazines and other publications and has also been an independent writer/producer of films and videos. Since 1993, Ms. Mancini has served as a director of the Utah Film & Video Center, a private entity involved in fund raising and programming, and since 1994, she has been a film critic for The Event, a weekly publication in Utah. Ms. Mancini earned a B.S. Degree in Philosophy from the University of Utah in 1975.
Ms. Mancini is also a director of Consolidated Travel Systems, Inc., a publicly held company. Ms. Mancini is the wife of Joseph Mancini, a director of the Company.

     Joseph Mancini has been a director of the Company since October 1995 and has been a New York newsman for more than 30 years working as a reporter, freelance writer, editor and critic. He has also worked for various newspapers, magazines and television stations. From 1989 to the present, Mr. Mancini has been an in-house consultant for Sheehan Communications, a full-service public relations firm. He holds a B.A. Degree in Liberal Arts and Communication Arts from Fordham University. Mr. Mancini is also a director of Consolidated Travel Systems, Inc., a publicly held company. Mr. Mancini is the husband of the Company's Secretary, Robyn Mancini.

Item 10.  Executive Compensation

     The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors, nor has the Company paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1996 and 1995. Further, the Company has not entered into employment agreements with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

     The following table sets forth information, to the best knowledge of the Company as of August 20, 1997, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address         Amount and Nature of         Percent
of Beneficial Owner      Beneficial Ownership        of Class(1)
Edward F. Cowle *               814,000                   9.3%
201 East 87th Street, Suite 6C
New York, NY 10128

Gold Hill Mines(2)            2,450,000                  28.0%
56 West 400 South, Suite 220
Salt Lake City, Utah 84101

Robyn Mancini *                  50,000                    .6%
51 Hudson Point Lane
Ossining, New York 10562

H. DeWorth Williams           3,075,000                  35.1%
56 West 400 South, Suite 220
Salt Lake City, Utah 84101

All directors and executive   3,314,000(3)               37.8%
officers as a group
(3 persons in group)

*  Director and/or executive officer

Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting and sole investment power over the shares indicated above.

(1) Based upon 8,759,170 shares of common stock outstanding on August 20, 1997.
(2) Gold Hill Mines is a privately held Idaho corporation which holds certain mineral leases and also maintains stock positions in various companies. Edward F. Cowle, President of the Company, owns 55% of Gold Hill Mines and has voting and investment control of that entity. Mr. H. DeWorth Williams is a minority shareholder of Gold Hill Mines.
(3) Includes 2,450,000 shares of the Company's common stock held by Gold Hill Mines. Edward F. Cowle, President of the Company owns 55% of Gold Hill Mines and has voting and investment control of that entity.

Item 12.      Certain Relationships and Related Transactions

    During the Company's last two fiscal years, there have been no transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

    On May, 22, 1995, the Company's Board of Directors resolved to convert 10,000 shares of the Company's $100 par value preferred stock owned by H. DeWorth Williams, into 1,000,000 shares of the Company's $.01 par value common stock. The 10,000 shares of preferred stock represented the only shares of preferred stock issued by the Company and, as a result of the conversion, no shares of preferred stock are currently outstanding.

                                  PART V

Item 13.      Exhibits and Reports on Form 8-K

    (a)  Exhibits

Exhibit No.                     Exhibit Name

   *2 (i) Certificate of Incorporation and all amendments pertaining thereto

   *2 (ii)     By-Laws

   *4          Specimen Stock Certificate


   *           Previously filed as Exhibit to Form 10-SB.

(b)       The Company did not file any reports on Form 8-K for the
                    three month period ended December 31, 1996.

                                SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NUTRONICS INTERNATIONAL, INC.



Dated:  August 27, 1997             BY:     /S/  Edward F. Cowle
                                                    (Signatue)
                                        Edward F. Cowle, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  August 27, 1997            By   /S/  Edward F. Cowle
                                               (Signature)
                                        Edward F. Cowle, President,
                                        Chief Executive Officer and
                                        Director
                                        (Chief Financial Officer)



Dated:  August 27, 1997            By    /S/  Robyn Mancini
                                               (Signature)
                                        Robyn Mancini, Secretary /
                                        Treasurer and Director
                                        (Principal Accounting
                                         Officer)