Form 10QSB
period 1997-03-31
NUTRONICS INTERNATIONAL INC
filed 1997-08-28
CIK 1011733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class               Outstanding as of August 20, 1997

Common Stock, $.01 par value             8,759,170

                             TABLE OF CONTENTS



Heading                                                    Page

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- March 31, 1997 and
            December 31, 1996. . . . . . . . . . . . . .    2

          Statements of Operations -- three months ended
            March 31, 1997 and 1996 and from inception on
            May 6, 1953 through March 31, 1997 . . . . .    3

          Statements of Stockholders' Equity . . . . . .    4

          Statements of Cash Flows -- three months ended
            March 31, 1997 and 1996 and from inception on
            May 6, 1953 through March 31, 1997 . . . . .    6

          Notes to Consolidated Financial Statements . .    7

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . .    9

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   10

Item 2.   Changes In Securities. . . . . . . . . . . . .   10

Item 3.   Defaults Upon Senior Securities. . . . . . . .   10

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . .   11

Item 5.   Other Information. . . . . . . . . . . . . . .   11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   11

          Signatures . . . . . . . . . . . . . . . . . .   12

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1997, have been prepared by Nutronics
International, Inc. (the "Company").











                       NUTRONICS INTERNATIONAL, INC.

                           FINANCIAL STATEMENTS

                   March 31, 1997 and December 31, 1996

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS

                                         March 31,  December 31,
                                            1997       1996
                                         (Unaudited)
CURRENT ASSETS

  Cash                                   $    -       $   -

     Total Current Assets                     -           -

     TOTAL ASSETS                        $    -       $   -


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                       $    -       $   -

     Total Current Liabilities                -           -

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000 shares
   authorized of $100.00 par value,
   -0- shares issued and outstanding          -           -
  Common stock: 30,000,000 shares
   authorized of $0.01 par value,
   8,759,170 shares issued and
  outstanding                              87,592       87,592
  Additional paid-in capital (deficit)    (76,351)     (76,351)
  Deficit accumulated during the
   development stage from May 22, 1995    (11,241)     (11,241)

     Total Stockholders' Equity              -            -

     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY             $     -        $   -

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)


                                                       From
                                                      Inception
                                                      on May 6,
                             For the Three Months   1953 Through
                                Ended March 31,       March 31,
                                1997        1996        1997

REVENUES                      $   -       $   -      $    -

EXPENSES                          -           -           -

LOSS FROM DISCONTINUED
 OPERATIONS (NOTE 4)              -            656      98,833

TOTAL EXPENSES                    -            656      98,833

NET INCOME (LOSS)             $   -       $   (656)  $ (98,833)

NET INCOME (LOSS) PER SHARE   $  0.00     $  (0.00)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                      Deficit
                                                          Additional Accumulated
                                                            Paid-in   During the
                        Preferred Stock      Common Stock   Capital  Development
                       Shares    Amount     Shares   Amount (Deficit)  Stage

Inception, May 6, 1953    -    $     -         -    $  -    $    -     $   -

Preferred stock issued
 at $1.00 per share     10,000  1,000,000      -       -     (990,000)     -

Common stock issued
 at $0.01 per share       -          -    7,759,170  77,592      -         -

Net loss from inception
 on May 6, 1953 through
 December 31, 1993        -          -         -       -         -      (87,592)

Balance,
 December 31, 1993      10,000  1,000,000 7,759,170  77,592  (990,000)  (87,592)

Net loss for
 the year ended
 December 31, 1994        -          -         -       -         -         -

Balance,
 December 31, 1994      10,000 $1,000,000 7,759,170 $77,592 $(990,000) $(87,592)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                      Deficit
                                                          Additional Accumulated
                                                             Paid-in  During the
                         Preferred Stock    Common Stock     Capital Development
                         Shares   Amount   Shares  Amount   (Deficit)   Stage

Balance,
 December 31, 1994      10,000 $1,000,000 7,759,170 $77,592 $(990,000) $(87,592)

Preferred stock converted
 to common stock at
 $0.01 per share
 (Note 4)             (10,000) (1,000,000)1,000,000  10,000   990,000      -

Quasi-reorganization
 (Note 5)                -           -         -       -      (87,592)   87,592

Expenses paid on the
 Company's behalf
 by a shareholder
 (Note 6)                -           -         -       -        2,704      -

Net loss for
 the year ended
 December 31, 1996       -           -         -       -         -       (2,704)

Balance,
 December 31, 1996       -           -    8,759,170  87,592   (84,888)   (2,704)

Expenses paid on the
 Company's behalf by
 a shareholder           -           -         -       -        8,537      -

Net loss for the
 year ended
 December 31, 1996       -           -         -       -         -       (8,537)

Balance,
 December 31, 1996       -           -    8,759,170  87,592   (76,351)  (11,241)

Net loss for the three
 months ended March
 31, 1997 (unaudited)    -           -         -       -         -         -

Balance,
 March 31, 1997
 (Unaudited)             -      $    -    8,759,170 $87,592  $(76,351) $(11,241)

                        NUTRONICS INTERNATIONAL, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)


                                                                        From
                                                                     Inception
                                                                    on May 6,
                                            For the Three Month   1953 Through
                                               Ended March 31,       March 31,
                                              1997         1996         1997

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Loss from discontinued operations        $    -       $     (656)   $ (98,833)
 Loss on disposition of assets                  -             -          87,592

     Net Cash Provided (Used) by
      Operating Activities                      -             -         (11,241)

CASH FLOWS FROM INVESTING ACTIVITIES            -             -            -

CASH FLOWS FROM FINANCING ACTIVITIES

  Additional capital contributed                -              656       11,241

     Net Cash Provided (Used) by
      Financing Activities                      -              656       11,241

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           -             -            -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                            -             -            -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                              $   -          $  -       $    -

CASH PAID FOR

  Interest                                  $   -          $  -       $    -
  Taxes                                     $   -          $  -       $    -

                        NUTRONICS INTERNATIONAL, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                    March 31, 1997 and December 31, 1996

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

       c.  Provision For Taxes

       At March 31, 1997, the Company has net operating loss carryforwards of approximately $100,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same account.

       d. Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                        NUTRONICS INTERNATIONAL, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                    March 31, 1997 and December 31, 1996

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

NOTE 6 - RELATED PARTY TRANSACTIONS

       The Company has received advances from a certain shareholder in order to pay minimal operating expenses of the Company. As of March 31, 1997 and December 31, 1996, $-0- and $11,241,
       respectively, was contributed to capital as a result of these advances.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Due to the Company's status as a development stage company, it presently has no assets or capital and has had no operations or revenues since approximately 1984. The Company's operating expenses and the costs and expenses associated with the filing of the Company's registration statement on Form 10-SB with the Securities and Exchange Commission in 1996, have been paid for by shareholders of the Company. It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by the Company's officers, directors and/or shareholders in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    For the three month periods ended March 31, 1997, the Company had no revenues and no expenses. The Company did report a loss from discontinued operations of $656 for the first three months of 1996 and therefore, reported a net loss of $656 for that period.
As of March 31, 1997, the Company had no assets and no liabilities.

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the remainder of 1997, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow certain procedures in order to identify and then negotiate with potential viable merger and acquisition candidates. Because the Company lacks funds, it may be necessary for its officers, directors and/or shareholders to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's officers and directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have its acquisition or merger partner provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended March 31, 1997.

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