Form 10QSB
period 1997-06-30
NUTRONICS INTERNATIONAL INC
filed 1997-08-28
CIK 1011733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended June 30, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class               Outstanding as of August 20, 1997

Common Stock, $.01 par value             8,759,170

                             TABLE OF CONTENTS

Heading                                                   Page

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- June 30, 1997 and
            December 31, 1996. . . . . . . . . . . . . .    2

          Statements of Operations -- three and six months
            ended June 30, 1997 and 1996 and from inception
            on May 6, 1953 through June 30, 1997 . . . .    3

          Statements of Stockholders' Equity . . . . . .    4

          Statements of Cash Flows -- three and six months
            ended June 30, 1997 and 1996 and from inception
            on May 6, 1953 through June 30, 1997 . . . .    6

          Notes to Consolidated Financial Statements . .    7

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . .    9

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   10

Item 2.   Changes In Securities. . . . . . . . . . . . .   11

Item 3.   Defaults Upon Senior Securities. . . . . . . .   11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . .   11

Item 5.   Other Information. . . . . . . . . . . . . . .   11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   11

          Signatures . . . . . . . . . . . . . . . . . .   12

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1997, have been prepared by Nutronics International, Inc. (the "Company").











                       NUTRONICS INTERNATIONAL, INC.

                           FINANCIAL STATEMENTS

                    June 30, 1997 and December 31, 1996

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS

                                         June 30,  December 31,
                                           1997       1996
                                         (Unaudited)
CURRENT ASSETS

  Cash                                   $    -       $   -

     Total Current Assets                     -           -

     TOTAL ASSETS                        $    -       $   -


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                       $  2,500     $   -

     Total Current Liabilities              2,500         -

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 10,000 shares authorized
   of $100.00 par value, -0- shares issued
   and outstanding                           -            -
  Common stock: 30,000,000 shares authorized
   of $0.01 par value, 8,759,170 shares
   issued and outstanding                  87,592       87,592
  Additional paid-in capital (deficit)    (75,268)     (76,351)
  Deficit accumulated during the
   development stage from May 22, 1995    (14,824)     (11,241)

     Total Stockholders' Equity (Deficit)  (2,500)        -

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                          $    -       $   -

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                       From
                                                                    Inception
                                                                    on May 6,
                          For the Six Months  For the Three Months 1953 Through
                            Ended June 30,       Ended June 30,      June 30,
                          1997         1996      1997       1996       1997

REVENUES                $   -        $   -     $   -      $   -      $    -

EXPENSES                    -            -         -          -           -

LOSS FROM DISCONTINUED
 OPERATIONS (NOTE 4)       3,583        1,037     3,583        381     102,416

NET INCOME (LOSS)       $ (3,583)    $ (1,037) $ (3,583)  $   (381)  $(102,416)

NET INCOME (LOSS)
  PER SHARE             $  (0.00)    $  (0.00) $  (0.00)  $   0.00

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

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                                                       Deficit
                                                          Additional Accumulated
                                                             Paid-in  During the
                     Preferred Stock         Common Stock    Capital Development
                     Shares    Amount      Shares    Amount (Deficit)   Stage

Balance,
 December 31, 1994  10,000  $ 1,000,000  7,759,170 $ 77,592 $(990,000) $(87,592)

Preferred stock converted
 to common stock at
 $0.01 per share
 (Note 4)         (10,000)   (1,000,000) 1,000,000   10,000   990,000      -

Quasi-reorganization
 (Note 5)            -             -          -        -      (87,592)   87,592

Expenses paid on the
 Company's behalf
 by a shareholder
 (Note 6)            -             -          -        -        2,704      -

Net loss for
 the year ended
 December 31, 1996   -             -          -        -         -       (2,704)

Balance,
 December 31, 1996   -             -     8,759,170   87,592   (84,888)   (2,704)

Expenses paid on the
 Company's behalf by
 a shareholder       -             -          -        -        8,537      -

Net loss for the
 year ended
 December 31, 1996   -             -          -        -         -       (8,537)

Balance,
 December 31, 1996   -             -     8,759,170   87,592   (76,351)  (11,241)

Expenses paid on the
 Company's behalf by
 a shareholder       -             -          -        -        1,083      -

Net loss for the six
 months ended June
 30, 1997
 (unaudited)         -             -          -        -         -       (3,583)

Balance,
 June 30, 1997
 (Unaudited)         -        $    -     8,759,170 $ 87,592  $(75,268) $(14,824)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                               From
                                                                     Inception
                                                        For           on May 6,
                                For the Six Months the Three Months 1953 Through
                                     Ended June 30,  Ended June 30,   June 30,
                                     1997      1996    1997    1996     1997

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Loss from discontinued operations $(3,583) $(1,037) $(3,583) $(381) $(102,416)
  Loss on disposition of assets        -        -        -      -        87,592
  Increase in accounts payable        2,500     -       2,500   -         2,500

     Net Cash Provided (Used) by
      Operating Activities           (1,083)  (1,037)  (1,083)  (381)   (12,324)

CASH FLOWS FROM INVESTING
 ACTIVITIES                            -        -        -      -          -

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Additional capital contributed      1,083    1,037    1,083    381     12,324

     Net Cash Provided (Used) by
      Financing Activities            1,083    1,037    1,083    381     12,324

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS             -        -        -      -          -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                   -        -        -      -          -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $ -    $   -    $   -    $ -      $   -

CASH PAID FOR

  Interest                           $ -    $   -    $   -    $ -      $   -
  Taxes                              $ -    $   -    $   -    $ -      $   -

                        NUTRONICS INTERNATIONAL, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     June 30, 1997 and December 31, 1996


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

      c.  Provision For Taxes

      At June 30, 1997, the Company has net operating loss carryforwards of approximately $100,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same account.

      d. Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                        NUTRONICS INTERNATIONAL, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     June 30, 1997 and December 31, 1996

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

      g. Unaudited Financial Statements

      The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

      The Company has received advances from a certain shareholder in order to pay minimal operating expenses of the Company. As of June 30, 1997 and December 31, 1996, $1,083 and $8,537,
      respectively, was contributed to capital as a result of these advances.

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations

    As of June 30, 1997, the Company remains a development stage company with no assets or capital and has had no operations or revenues since approximately 1984. The Company's operating expenses and the costs and expenses associated with the filing of the Company's registration statement on Form 10-SB with the Securities and Exchange Commission in 1996, were paid for by shareholders of the Company. It is anticipated that the Company will require only nominal capital to maintain its corporate and necessary funds will most likely be provided by the Company's officers, directors and/or shareholders in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    For the three and six month periods ended June 30, 1997 and 1996, the Company had no revenues and no expenses. The Company did report a loss from discontinued operations of $3,583 and $381 for the three months ended June 30, 1997 and 1996, respectively, and $3,583 and $1,037 for the six months ended June 30, 1997 and 1996, respectively. As a result of the reported loss from discontinued operations, the Company had a net loss of $3,583 and $381 for the three months ended June 30, 1997 and 1996, respectively, and a net loss of $3,583 and $1,037 for the six months ended June 30, 1997 and 1996, respectively. As of June 30, 1997, the Company had no assets and $2,500 in liabilities.

    In the opinion of management, inflation will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    During the remainder of 1997, the Company will continue to seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. However, there can be no assurance that the Company will be successful in its endeavors. In its search for business opportunities, management will follow certain procedures in order to identify and then negotiate with potential viable merger and acquisition candidates. Because the Company lacks funds, it may be necessary for its officers, directors and/or shareholders to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's officers and directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have its acquisition or merger partner provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

    If in the discretion of management the Company does seek financing, the most likely method available would be the private sale of the Company's securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended June 30, 1997.

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