Form 10QSB
period 1997-09-30
NUTRONICS INTERNATIONAL INC
filed 1997-11-12
CIK 1011733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1997

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class               Outstanding as of September 30, 1997

Common Stock, $.01 par value             8,759,170

                             TABLE OF CONTENTS

Heading                                                   Page

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . .    1

          Balance Sheets -- September 30, 1997 and
            December 31, 1996. . . . . . . . . . . . . .    2

          Statements of Operations -- three and nine
            months ended September 30, 1997 and 1996
            and from inception on May 6, 1953 through
            September 30, 1997 . . . . . . . . . . . . .    3

          Statements of Stockholders' Equity . . . . . .    4

          Statements of Cash Flows -- three and nine
            months ended September 30, 1997 and 1996
            and from inception on May 6, 1953 through
            September 30, 1997 . . . . . . . . . . . . .    6

          Notes to Consolidated Financial Statements . .    7

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . .    9

                        PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . .   10

Item 2.   Changes In Securities. . . . . . . . . . . . .   11

Item 3.   Defaults Upon Senior Securities. . . . . . . .   11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . .   11

Item 5.   Other Information. . . . . . . . . . . . . . .   11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . .   11

          Signatures . . . . . . . . . . . . . . . . . .   12

                                  PART I

Item 1.  Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1997, have been prepared by Nutronics
International, Inc. (the "Company").











                       NUTRONICS INTERNATIONAL, INC.

                           FINANCIAL STATEMENTS

                 September 30, 1997 and December 31, 1996

                       NUTRONICS INTERNATIONAL, INC.
                       (A Development Stage Company)
                              Balance Sheets


                                  ASSETS

                                         September 30, December 31,
                                            1997          1996
                                         (Unaudited)
CURRENT ASSETS

  Cash                                   $    -          $   -

     Total Current Assets                     -              -

     TOTAL ASSETS                        $    -          $   -


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                       $     2,791     $   -

     Total Current Liabilities                 2,791         -

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 10,000 shares authorized
   of $100.00 par value, -0- shares
   issued and outstanding                       -            -
  Common stock: 30,000,000 shares authorized
   of $0.01 par value, 8,759,170 shares issued
   and outstanding                            87,592      87,592
  Additional paid-in capital (deficit)       (75,268)    (76,351)
  Deficit accumulated during the development
   stage from May 22, 1995                   (15,115)    (11,241)

     Total Stockholders' Equity (Deficit)     (2,791)       -

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                              $  -       $   -

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)


                                                                       From
                                                                    Inception
                                                                     on May 6,
                          For the Three Months For the Nine Months 1953 Through Ended September 30, Ended September 30, September 30,
                             1997        1996       1997      1996     1997

REVENUES                  $   -       $    -     $    -     $    -     $   -

EXPENSES                      -            -          -          -         -

LOSS FROM DISCONTINUED
 OPERATIONS (NOTE 4)
                               291        7,500      3,874     8,53     102,707

NET INCOME (LOSS)         $   (291) $    (7,500) $  (3,874) $ (8,537) $(102,707)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING       8,759,170    8,759,170  8,759,170  8,759,170

NET INCOME (LOSS) PER
 SHARE                   $   (0.00) $     (0.00) $ (0.00)  $   (0.00)

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

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)


                                                                       Deficit
                                                         Additional  Accumulated
                                                           Paid-in    During the
                      Preferred Stock      Common Stock    Capital   Development
                     Shares    Amount    Shares   Amount  (Deficit     Stage

Balance,
 December 31, 1994   10,000 $1,000,000   7,759,170 $77,592 $(990,000)  $(87,592)

Preferred stock
 converted to common
 stock at $0.01
 per share (Note 4)(10,000) (1,000,000) 1,000,000   10,000   990,000       -

Quasi-reorganization
 (Note 5)             -           -          -        -      (87,592)    87,592

Expenses paid on the
 Company's behalf
 by a shareholder
 (Note 6)             -           -          -        -        2,704       -

Net loss for
 the year ended
 December 31, 1996    -           -          -        -         -        (2,704)

Balance,
 December 31, 1996    -           -     8,759,170   87,592   (84,888)    (2,704)

Expenses paid on the
 Company's behalf by
 a shareholder        -           -          -        -        8,537       -

Net loss for the
 year ended
 December 31, 1996    -           -          -        -         -        (8,537)

Balance,
 December 31, 1996    -           -     8,759,170   87,592   (76,351)   (11,241)

Expenses paid on the
 Company's behalf by
 a shareholder
 (unaudited)          -           -          -        -        1,083       -

Net loss for the nine
 months ended September
 30, 1997 (unaudited) -           -          -        -         -        (3,874)

Balance,
 September 30, 1997
 (Unaudited)         -       $    -     8,759,170 $ 87,592  $(75,268) $ (15,115)

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)


                                                                       From
                                                                    Inception
                                                                     on May 6,
                        For the Three Months  For the Nine Months  1953 Through
                           Ended September 30, Ended September 30, September 30,
                              1997     1996      1997     1996        1997

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Loss from discontinued
   operations                $ (291) $ (7,500) $ (3,874) $ (8,537) $ (102,707)
  Loss on disposition of assets -        -         -         -         87,592
  Increase in accounts payable  291      -        2,791      -          2,791

     Net Cash Provided (Used) by
      Operating Activities      -      (7,500)   (1,083)   (8,537)    (12,324)

CASH FLOWS FROM INVESTING
 ACTIVITIES                     -        -         -         -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Additional capital contributed -       7,500     1,083     8,537      12,324

     Net Cash Provided (Used) by
      Financing Activities      -       7,500     1,083     8,537      12,324

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS      -        -         -         -           -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD            -        -         -         -           -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD               $  -    $   -      $  -      $   -      $   -

CASH PAID FOR

  Interest                   $  -    $   -      $  -      $   -      $   -
  Taxes                      $  -    $   -      $  -      $   -      $   -

                        NUTRONICS INTERNATIONAL, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                  September 30, 1997 and December 31, 1996
                                 (Unaudited)

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

      c.  Provision For Taxes

      At September 30, 1997, the Company has net operating loss carryforwards of approximately $100,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same account.

      d. Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                        NUTRONICS INTERNATIONAL, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                  September 30, 1997 and December 31, 1996
                                 (Unaudited)

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

NOTE 6 - RELATED PARTY TRANSACTIONS

      The Company has received advances from a certain shareholder in order to pay minimal operating expenses of the Company. As of September 30, 1997 and December 31, 1996, $1,083 and $8,537,
      respectively, was contributed to capital as a result of these advances.

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations

    As of September 30, 1997, the Company remains a development stage company with no assets or capital and no operations or revenues since approximately 1984. The Company's operating expenses have been paid for by shareholders of the Company. It is anticipated that the Company will require only nominal capital to maintain its corporate viability and necessary funds will most likely be provided by the Company's officers, directors and/or shareholders in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

    For the three and nine month periods ended September 30, 1997 and 1996, the Company had no revenues and no expenses. The Company did report a loss from discontinued operations of $291 and $7,500 for the three months ended September 30, 1997 and 1996, respectively, and $3,874 and $8,537 for the nine months ended September 30, 1997 and 1996, respectively. As a result of the reported loss from discontinued operations, the Company had a net loss of $291 and $7,500 for the three months ended September 30, 1997 and 1996, respectively, and a net loss of $3,874 and $8,537 for the nine months ended September 30, 1997 and 1996, respectively. As of September 30, 1997, the Company had no assets and $2,791 in liabilities.

    In the opinion of management, inflation will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

    The Company continues to seek out and investigate possible business opportunities with the stated intent to acquire or merge with one or more business ventures. However, there can be no assurance that the Company will be successful in its endeavors. In its search for business opportunities, management will follow certain criteria in order to identify and then negotiate with potential viable merger and acquisition candidates. Because the Company lacks funds, it may be necessary for its officers, directors and/or shareholders to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made.

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

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities for at least the next twelve months.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended September 30, 1997.

                                SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NUTRONICS INTERNATIONAL, INC.




Date:  November 12, 1997          By   /S/  Edward F. Cowle
                                              (Signature)
                                       Edward F. Cowle, President,
                                       Chief Executive Officer and
                                       Director
                                       (Chief Financial Officer)



Date:  November 12, 1997          By    /S/  Robyn Mancini
                                              (Signature)
                                       Robyn Mancini, Secretary /
                                       Treasurer and Director
                                       (Principal Accounting
                                        Officer)