Form 10KSB40
period 1997-12-31
TRIMOL GROUP INC
filed 1998-04-15
CIK 1011733

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 0-28144

                               TRIMOL GROUP, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                                       13-385706
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)
1285 AVENUE OF THE AMERICAS, 35TH FLOOR, NEW
                  YORK, NY                                         10019
  (Address of principal executive offices)                      (Zip Code)

                     Issuer's telephone no.: (212) 554-4394

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

  Securities registered pursuant to Section 12(g) of the Exchange Act: Common
                                     Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
 [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State the issuer's revenues for its most recent fiscal year. Was $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days. $9,312,500 (based upon the average of the closing bid ($8.625) and closing asked ($10.00) prices on March 31, 1998).

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                    CLASS                           OUTSTANDING AS OF FEBRUARY 28, 1998
                    -----                           -----------------------------------
   Common Stock, par value $.01 per share            11,000,000 shares of Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

     Transitional Small Business Disclosure Format.  Yes [ ]     No [X]
================================================================================

                               TRIMOL GROUP, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I
Item 1.   Description of Business.....................................     3
Item 2.   Description of Property.....................................    12
Item 3.   Legal Proceedings...........................................    12
Item 4.   Submission of Matters to a Vote of Security Holders.........    12
                                    PART II
Item 5.   Market for Common Equity and Related Stockholder Matters....    12
Item 6.   Management's Discussion and Analysis or Plan of Operation...    14
Item 7.   Financial Statements........................................    14
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    14
                                    PART III
Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................    14
Item 10.  Executive Compensation......................................    16
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    17
Item 12.  Certain Relationships and Related Transactions..............    17
Item 13.  Exhibits, List and Reports on Form 8-K......................    19
FINANCIAL STATEMENTS..................................................   F-1
SIGNATURES
APPENDIX A -- REPUBLIC OF MOLDOVA

                               EXPLANATORY NOTES

  I. THE REGISTRANT EFFECTED A CORPORATE REORGANIZATION (THE "REORGANIZATION") ON JANUARY 6, 1998. PRIOR TO THAT DATE THE REGISTRANT HAD NO OPERATIONS. PORTIONS OF THIS REPORT (ITEMS 1, 3, 4, 5, AND 7) DISCLOSE INFORMATION RELATING TO THE REGISTRANT'S PRIOR (BEFORE THE REORGANIZATION) HISTORY AND ALSO RELATE INFORMATION CONCERNING THE REGISTRANT'S PRESENT ACTIVITIES.

 II. BECAUSE THE REORGANIZATION OCCURRED SUBSEQUENT TO DECEMBER 31, 1997, UNDER FORM 10-KSB, THE REGISTRANT IS NOT REQUIRED TO DISCLOSE INFORMATION (FINANCIAL AND/OR OTHERWISE) REGARDING THE REGISTRANT FOLLOWING THE REORGANIZATION. THE REGISTRANT, HOWEVER, HAS ELECTED TO VOLUNTARILY DISCLOSE CERTAIN INFORMATION IN THIS FORM 10-KSB REGARDING ITS OPERATIONS FOLLOWING THE REORGANIZATION.

III. REFERENCES HEREIN TO $ OR U.S. $ ARE TO UNITED STATES DOLLARS. REFERENCES HEREIN TO MDL ARE TO THE MOLDOVAN LEU. AT FEBRUARY 1, 1998, THE EXCHANGE RATE OF THE U.S. DOLLAR TO THE MOLDOVAN LEU WAS 4.695 MDL TO ONE UNITED STATES DOLLAR.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Trimol Group, Inc. (the "Company"), was organized on May 6, 1953 under the laws of the State of Delaware. Although since its incorporation the Company has engaged in several different businesses and has effected several name changes, for at least three years prior to January 6, 1998, the Company has not engaged in any material operations. In May 1995, the Company determined that it should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses and thereafter began to consider and investigate potential business opportunities.

THE REORGANIZATION

     Pursuant to an Agreement and Plan of Reorganization effective on January 6, 1998, (the "Reorganization Agreement"), by and among the Company, Edward F. Cowle, H. DeWorth Williams, then officers, directors and principal stockholders of the Company, and Gold Hill Mines, Inc., an Idaho corporation, then a principal stockholder of the Company (that was majority owned by Mr. Cowle), and Magnum Associates Ltd. ("Magnum"), a corporation organized under the laws of Ireland, and Starbeam, Ltd. ("Starbeam"), a corporation organized under the laws of Ireland (Magnum and Starbeam shall hereinafter sometimes be collectively referred to as the "Target Stockholders"), the Company acquired (the "Acquisition"), all of the issued and outstanding capital stock of the Targets (as defined below), from the Target Shareholders in exchange for an aggregate of 10,000,000 shares of common stock, par value $.01 per share (the "Common Stock") of the Company.

     Pursuant to the terms of the Reorganization Agreement, effective as of January 6, 1998, Ed Cowle, Joseph Mancini and Robyn Mancini resigned as officers and directors of the Company and certain of the beneficial owners of the 10,000,000 shares of Common Stock issued in the Acquisition set forth elsewhere herein became officers and directors of the Company.

     Prior to the Acquisition, the Target Stockholders owned all of the issued and outstanding capital stock of the following four holding corporations:
Maximilia, Ltd., a corporation organized under the laws of Ireland ("Maximilia"); Sturge Ltd., a corporation organized under the laws of Ireland ("Sturge"); Jolly LLC, a limited liability corporation organized under the laws of Wyoming ("Jolly LLC"); and Paul Garnier Ltd., a corporation organized under the laws of Ireland ("Garnier"). Garnier together with Maximilia, Sturge and Jolly LLC shall sometimes hereinafter be referred to collectively, as the "Targets."

     Jolly LLC owns sixty-five (65%) percent of the issued and outstanding capital stock of Jolly Alon Limited, a Moldovan corporation ("Jolly Alon" or the "Hotel"), that operates and manages the Jolly Alon Hotel in Kishinev, Moldova and rents stores and offices located on the hotel property, with the remaining thirty-five (35%) percent of the issued and outstanding capital stock of Jolly Alon being owned by the Government of the Republic of Moldova; Sturge and Maximilia each own fifty (50%) percent (one hundred (100%) percent in the aggregate) of the issued and outstanding capital stock of Banca Commerciala pe Actiuni "Export-Import," a Moldovan corporation ("Bank"), which owns a commercial bank in Moldova; and Maximilia owns fifty-five (55%) percent and Garnier owns fifteen (15%) percent (seventy (70%) percent in the aggregate) of the issued and outstanding capital stock of Exim Asint S.A., a Moldovan corporation which owns a property and casualty insurance business in Moldovia ("Insurance Company"), with the remaining thirty (30%) percent being owned as follows: fifteen (15%) percent by Bank and the remaining fifteen (15%) percent owned by a non-affiliated third party. Jolly Alon, Bank and the Insurance Company shall sometimes hereinafter be collectively referred to as the "Asset Entities."

     As a result of the Acquisition of the Targets by the Company, the Targets became wholly-owned subsidiaries of the Company, which, in turn, and as described above, own capital stock of the Asset Entities which now constitute the Company's business operations.

     For information concerning Moldova, see "Appendix A -- Republic of Moldova" at the conclusion of this Report.

THE BUSINESS OPERATIONS OF THE ASSET ENTITIES

     The following discusses the business operations of Banca Commerciala pe Actiuni "Export-Import" (the "Bank"), Jolly Alon Limited (the "Hotel") and Exim Asint S.A. (the "Insurance Company"), in that order.

  BANCA COMMERCIALA PE ACTIUNI "EXPORT-IMPORT"

     Background. Banca Commerciala pe Actiuni "Export-Import" (the "Bank"), which before June 1996 was named "Banca de Export-Import a Moldovei S.R.L.," was established in April 1994 and, in accordance with a resolution of the Republic of Moldova ("Moldova"), was to be owned sixty-five (65%) percent by foreign investors and thirty-five (35%) percent by the Government of Moldova. The Bank has its main branch located in Kishinev, with two branches located in Ungeni and Komrat.

     The Bank received its General Banking License from the National Bank of Moldova in April 1994 and began activity as a new commercial bank in June 1994.

     The Bank was previously a Moldovan extension of the Vnesh-Econom Bank of the Soviet Union (now a Russian bank), which then became an international division of the National Bank of Moldova.

     In September 1996, the Government of Moldova's ownership interest was repurchased by the Bank for approximately $700,000. As a result of the Reorganization Agreement, it is a second-tier wholly-owned subsidiary of the Company.

     The Bank conducts a variety of commercial banking activities in Moldova. These activities include, among other things, receipt of monetary deposits, granting credit, transactions in foreign currency, financing international transactions, and investing in government securities. The Bank is, under Moldovan law, an authorized dealer permitted to engage in foreign currency transactions and is licensed to buy and sell Moldovan Government securities.

     Although the Bank's license permits it to engage in most of the services that a commercial bank in the United States or Western Europe would engage in, its actual activities vary in respect of those of United States or Western European banks.

     Services Provided by the Bank. The Bank accepts funds from depositors on a demand or time deposit basis. Currently, generally, no interest is paid on demand deposits but only on time deposits. Additionally, those persons and entities who deposit funds on demand are charged a fee for withdrawing their funds. Additional services provided include, but are not limited to, the following:

          (a) picking up and delivering of cash;

          (b) providing short term interest bearing loans that in most instances are collateralized with assets in excess of the amount of the loan;

          (c) arranging foreign currency transactions;

          (d) transfers of client funds within Moldova and internationally through wire (or cross) transfers of funds;

          (e) issuing traveller's checks;

          (f) rental of safety deposit boxes;

          (g) acceptance of utility (telephone, electric) or rental (on government owned properties) payments from customers and non-customers; and

          (h) bidding on Moldovan government securities at auctions and purchasing same.(1)

     Fees are charged for the above services, with borrowers being charged interest.

     In Moldova, the concept of a "check," either personal or commercial has not yet been accepted. Transactions are completed in cash or by transfer of funds. Credit cards are not generally accepted nor are long term loans, mortgages and equipment financing currently used. Loans are secured with collateral. Personal non-collateralized loans are not accepted. The Bank's loans are made on a short term (three to six months) basis and occasionally yearly.

     The above transactions can be engaged in with either persons or legal entities.

     Funds on Deposit. During the last three fiscal years funds deposited by the Bank's customers had, as a percentage of deposits, the following sources.

                                                              1995    1996    1997
                                                              ----    ----    ----
Interest Bearing Accounts...................................   42%     32%     27%
Demand (Non-Interest Bearing) Accounts......................   58%     67%     72%
Interbank Credits...........................................     *      1%      1%

     Specific Agreements. In April 1996, a trilateral agreement was signed between Dresdner Bank AG, Triex-Petrol S.A. (a company 80% owned by the Government of Moldova) and the Bank concerning the financing of imports of oil products into Moldova.

     An oil dealer nominated by Dresdner Bank imports oil products into Moldova and the Dresdner Bank finances the transactions under letters of credit issued by the Bank. The oil products are later sold on the local market by the Moldovan Government which collects payment in local currency. The funds are then converted into U.S. dollars by the Bank and used for repayment to Dresdner Bank.

     The Government of Moldova issued a standby guarantee signed by the Minister of Finance of Moldova which states that it will repay the indebtedness to Dresdner Bank if the other parties do not fulfill their obligations. This agreement expires in 2001. The maximum line of credit authorized is $50,000,000, while the largest amount outstanding to date has been $8,000,000.

     In 1995, an agreement was signed between the Government of Moldova and the United States for financing imports into Moldova of grain products from the United States. Under this agreement the Bank issues letters of credit for its clients in favor of the grain supplier in the United States. The letters of credit provide for a corresponding agency of the United States to guarantee the payment to the supplier upon receipt of the documents confirming delivery of the goods.

     In both instances the Bank charges a fee for the issuance of its letters of credit.

     Investments. In addition to charging fees and interest for the services indicated above, the Bank also obtains revenues by participating in auctions for and purchasing interest bearing treasury bills issued by the Moldovan Government and interest earned on funds deposited in correspondent foreign banks.

     The Bank has also made investments in other enterprises, including the Insurance Company.

     Loans to affiliated parties are made on the same basis as to non-affiliates.

     Borrowers. The Bank attempts to diversify its portfolio of loaned funds to avoid a concentration of risk.

---------------

(1) The Bank also participates in such auctions on its own behalf as principal. See "-- Investments."

  * Less than 1%.

     During the Bank's fiscal year ended December 31, 1997, the Bank issued an aggregate of approximately $24,580,000 in loans. The Bank's largest borrowers identified by business categories and their approximate borrowings are as follows:

Supermarket.................................................  $242,000
Gasoline Brokers............................................  $220,000
Government-Owned Winery.....................................  $210,000
Food Distributors...........................................  $200,000
Road Construction Contractor................................  $190,000
Transport Forwarding Agency.................................  $175,000

     Competition. The Bank considers its potential competitors to fall into several categories. The first are government owned banks. The second group consists of newer banks that have yet to establish themselves. The Company believes that its principal competitors are three to four other banks, only one of which has a liquid asset/to total asset ratio which is approximately the same as the Bank (approximately 50%) while the other principal competitors have such ratios ranging from approximately 30% to 40%. The Company believes that it competes on the basis of overall customer service, interest rates and other terms and conditions of loans, the professionalism of its staff, service offerings (especially in the areas of cash transport and foreign exchange), community reputation and the fact of its foreign ownership, which the Bank believes enhances its attractiveness to depositors and other customers.

     Government Regulation. The license granted to the Bank by the National Bank of Moldova authorizes the Bank to do the following, among other things:

          (1) accept deposits (demand and time) which may or may not bear interest;

          (2) grant credits (consumer or factoring) and financing of commercial transactions;

          (3) loan funds for its or its clients' accounts;

          (4) provide cash services;

          (5) issue payment documents (credit cards, debit cards, travellers checks and bank promissory notes);

          (6) engage in foreign currency exchange; and

          (7) act as a financial consultant.

     The Company believes it is in compliance with the banking laws, rules and regulations of banks in Moldova.

     Sales and Marketing. The Bank advertises its service in local newspapers and on local radio stations and also offers "promotional" items to its customers such as pens and calendars.

     Administration. Non-policy management of the Bank is conducted by the following departments:

          FUNDS MANAGEMENT (six persons) -- having responsibilities over lending, depositor relations and investments.

          ANALYSIS (three persons) -- having responsibility over financial analysis, reporting, development and planning.

          INTERNATIONAL (twelve persons) -- having responsibility over international transfers, export-import controls, dealing with foreign correspondent banks, foreign currency dealings including conversions and rendering foreign currency exchange services to clients.

          SERVICE (five persons) -- provides overall customer relation services.

          EXCHANGE (six persons) -- provides cash currency exchange services.

          COMPUTER OPERATIONS (six persons) -- development of software, maintenance, selecting software and hardware supplies and overseeing installation.

          ACCOUNTING (nine persons) -- Accounting and customers service.

          INTERNAL AUDITING (two persons) -- internal auditing, monitoring accounting and operations.

          SECURITY (eighteen persons) -- internal security and cash transportation.

          LEGAL (two persons) -- legal representation.

          MAINTENANCE (twelve persons) -- provides maintenance, support and miscellaneous auxiliary services.

          TWO BRANCHES (thirty one persons)

     The Bank's operations are augmented by a computer system with terminals available to all necessary persons with security access, as appropriate, installed. Bank personnel developed the Bank's computer system which covers virtually all aspects of the Bank's operations (cash deposits, payments, crediting, account controls, currency exchange transactions, traveller's check transactions, past due obligations of Bank customers, client indexes, internal reporting, interfacing with the National Bank of Moldova, account maintenance, analyses of Bank activity and record-keeping of assets, salary, materials, etc.)

     The Bank's computer is connected to various outside services, including the Internet for information gathering and Reuters for foreign exchange rates and other similar services.

     Personnel. At January 1, 1998, the Bank employed approximately 117 persons, 86 in its main office and 31 in its two branches. All employees have one year employment agreements which are renewable for one year terms by mutual agreement and subject to compliance with the Bank's annual employee testing requirements. Notwithstanding such employment agreements, discharge is permitted for incompetence and other similar situations. As all employers in Moldova, the Bank is required to contribute an amount equal to 30% of an employee's salary to a government mandated pension system.

  Jolly Alon Limited

     In October of 1991, the Government of Moldova established Seabeco Moldova, SA ("SEMSA") to be 65% owned by a private investor with the remaining 35% to be owned by the Government of Moldova. At that time, the Government of Moldova transferred the hotel in Kishinev that it owned to SEMSA. The hotel was known as the Seabeco Moldova Hotel. Thereafter, the Hotel and SEMSA changed their names to Jolly Alon Limited and Jolly Alon Hotel, respectively.

     Originally opened approximately 30 years ago, the Jolly Alon Hotel (the "Hotel") is primarily used by visiting foreign diplomats, other foreign embassy employees, dignitaries and businessmen. The private investor began a program of reconstruction and refurbishment with its own funds which program currently continues, including the construction of a "wing" currently occupied by the German Embassy and the addition of a sixth floor to the then five story hotel. Other improvements include the installation of fuel storage tanks and the construction of the Hotel's HVAC facilities. The Hotel is situated on government owned land located at M. Chibortero Street, Kishinev, Moldova.

     Kishinev is the capital of Moldova located approximately 1400 miles from Moscow, 900 miles from Budapest, 500 miles from Bucharest and 450 miles from Kiev. The Hotel is located approximately twenty minutes from Kishinev's airport which is serviced by flights from such cities as Athens, Budapest, Frankfurt, Moscow, Tel Aviv and Vienna by Air Moldova, Transiero and Air Moldova International.

     The Hotel is centrally located, near Moldova's Parliament, its President's residence, and adjoins a substantial public park.

     Operations. The Hotel's revenues are primarily derived from the rental of its modern well appointed guest accommodations and from restaurant and bar operations, leasing of space to the German Embassy and leasing of private business offices (to business tenants, including Coopers and Lybrand). The Company considers the Hotel to be the only "first class" hotel in Kishinev carrying Moldova's designation as a four star hotel with accommodations for up to 120 guests in 80 hotel rooms. Hotel rooms range from single occupancy rooms to suites as follows: single (forty rooms), double (twenty nine rooms), luxe (three rooms), deluxe (six rooms) and suites (two). Hotel rooms range in price from $95.00 for a single room to $295.00 for a suite with discounts offered for extended residence. Reduced rates are offered during the fall and winter "off-season". All rooms have bath and shower facilities, are air-conditioned, have satellite delivered color TV and direct dial telephones for local and international calls.

     Additional services owned and operated by the Hotel are a full service restaurant opened for guest buffet breakfast (complimentary) and lunch and dinner with a full range of food and beverage offerings, saunas, an indoor swimming pool, beauty salon, barbershop, room service and a small casino, all serviced by a multi-lingual courteous staff. The Hotel leases retail office space to a clothing boutique, fragrance, jewelry and publications concession and a seller of local artifacts. A small foreign currency exchange office is provided by the Bank.

     In addition to revenues from room rentals to business/diplomatic travellers, the Hotel also provides business services, meeting/conference rooms, interpretation to and from major European languages and limousine services.

     Clientele. Hotel guests are primarily business men, both foreign and from the republics which had comprised the USSR, diplomats and other embassy personnel. The area in which the Hotel is located does not have any significant tourism and such travellers comprise only a small number of the Hotel's guests. An unscientific and informal guest survey encompassing the last three years indicates Hotel usage from personnel from the embassies of over twenty countries (including the United States, Great Britain, Israel and Pakistan), multi-national corporations and international agencies.

     Average unaudited monthly occupancy rates for the years ended December 31, 1996 and 1997 ranged between the high 30%s and the low 40%s, and for the three months ended March 31, 1998 was approximately 45%.

     Competition. In its locale the Hotel's competition consists of two other hotels only one of which the Company considers to be of a similar class but lacking the range of services that the Hotel offers. The Company believes that it competes with the other hotels in its locale on the basis of its physical appearance, the range and quality of services and other amenities offered.

     Insurance. Through the Insurance Company, the Hotel maintains insurance to cover comprehensive casualty losses from occurrences such as flood, fire and other natural disasters generally in the amount of $6,800,000 (with the Hotel being a 20% coinsurer for earthquakes) and $200,000 of general accident liability insurance.

     Sales and Marketing. The Hotel's sales and marketing activities to date have included joining an Internet system advertising its services, advertising in local newspapers and on local radio; the distribution of brochures to airlines servicing Moldova, diplomatic embassies and other foreign missions; and providing discounts to tour operators and their clients.

     Administration and Personnel. The non-policy day-to-day operations of the Hotel are managed by an in-house management staff of 14. Overall operations are overseen by a General Director whose responsibilities include day-to-day budgeting and finance, oversight of employee hiring and assignments and the maintenance of good relations with vendors and Hotel clientele. Among the General Director's staff are several other directors who assist in the overall Hotel operations, including a financial and technical director, a deputy and a hotel manager. The financial director assigns duties to the administrative staff involved in the Hotel's financial organization (accounting and record-keeping) and their hiring and firing. The financial director is also responsible for Hotel leases (with and to third parties) and contracting for supplies and arranging for their distribution. The Hotel manager is responsible for the oversight of service personnel, their adherence to the Hotel's policies regarding client contact and a dress code, "plant" maintenance (including the Hotel's physical appearance, computers and other equipment), reservation control, upkeep of the Hotel's services to its clientele, with personal attention to government representatives, and the determination of those situations appropriate for discounted rentals. The technical director is responsible for the maintenance of technical and electro-technical equipment, exterior maintenance and the maintenance of the HVAC, telephone, fire alarm and security systems and business equipment (telecopiers, etc.). The Hotel's administrative staff consists of accountants, cashiers, and other clerical personnel.

     The Hotel's remaining staff may be categorized as Hotel service staff including a staff manager, porters, maids and laundress (42 persons), security (15 persons), technicians, such as engineers, carpenters, drivers and mechanics (25 persons), food service staff such as restaurant and bar persons, cooks and a confectioner (60 persons), casino staff (12 persons) and miscellaneous staff (5 persons).

  Exim Asint SA (the "Insurance Company")

     The Insurance Company has engaged in the insurance business since it began operations in 1995. The Insurance Company's business consists of issuing and underwriting policies principally for property and casualty liability insurance, exclusively to policyholders in Moldova. The Insurance Company also derives a portion of its revenues from investments made with policy reserves.

     The Insurance Company has received government licenses to issue, and offers, the following types of insurance coverage: comprehensive liability property; travellers' medical and domestic premium medical insurance; third-party automobile; government mandated third-party automobile liability; cargo; and accident.

     Comprehensive Liability Property Insurance. The Insurance Company offers a comprehensive liability/multi-peril liability insurance providing coverage of 100% of the actual cost of property losses resulting from fire, robbery, larceny, or certain other natural disasters. Damage from earthquakes is covered at 80% of the actual cost.

     Travellers' Medical Insurance. The Insurance Company offers three travellers' medical insurance plans for Moldovan permanent residents travelling abroad. The plans are distinguished by the United States dollar amount of coverage afforded by each plan, which is $15,000, $30,000 or $50,000, respectively. It is customary for certain countries to disallow entry to visitors who do not possess medical insurance covering accidents or illnesses suffered while travelling, as opposed to pre-existing conditions and illnesses.

     Domestic Medical Insurance. The Moldovan Government provides free basic medical care to its residents, but "better" or premium care is available to those with private policies. The Insurance Company offers such policies.

     Automobile Insurance. The Insurance Company offers third-party liability insurance coverage for automobile accidents, which coverage is mandated for all drivers by the Moldovan government. Under this coverage, a policyholder whose automobile is damaged is covered for up to 280,000 MDL in damage, and the victim can receive up to $70 monthly for up to 18 months in disability payments (the average approximate Moldovan monthly salary). This automobile insurance customarily excludes from coverage certain hazardous activities, including off-road use, riots, labor actions or other civil disobedience, transportation of explosives, hazardous or flammable content, and accidents sustained while the vehicle was used for commercial purposes. The Insurance Company does not offer insurance which covers injuries to passengers due to the driver's negligence, nor is the concept of such liability currently recognized under Moldovan law.

     Personal Accident Insurance. Personal accident insurance is offered and can cover an insured for up to a specified amount, for death or disability.

     Cargo Insurance. The Insurance Company offers insurance which covers damage sustained to commercial goods while in transit.

     The number of insurance policies issued by the Insurance Company, by industry segment in the last two calendar years, are as follows:

                                                              1996    1997
                                                              ----    ----
Comprehensive...............................................   36      242
Travellers' Medical.........................................  581     2,757
Third-Party Automobile......................................    9     1,035
Personal Accident...........................................   --       19
Other (Cargo, etc.).........................................   14       14
                                                              ---     ----
          Total:............................................  640     4,067
                                                              ===     ====

     Use of Reinsurance. The Insurance Company has entered into agreements with certain other insurance companies whereby such companies provide reinsurance to the Insurance Company. Reinsurance is an insurance industry practice of alleviating the primary insurer's risk by means of the assumption by an insurance company, acting as a reinsurer, of a portion of the underlying policy's risk in return for a portion of the premiums generated from such policy. Such reinsurers are typically larger and better capitalized insurance companies. The Insurance Company utilizes reinsurance in order to limit its maximum exposure to significant losses from several policies at or about the same time, or very large losses from any one policy, resulting from events including but not limited to, natural disasters. Reinsurance is customarily renegotiated on a year-to-year basis.

     Under a reinsurance agreement, the primary insurer ordinarily assumes the first portion of a claim ("FIRST TIER") and then it and the reinsurer share the risk of coverage thereafter with the reinsurer assuming more of the claims, and risk, for coverage above the FIRST TIER, while sharing, proportionately the amount of the premium for the coverage in excess of the FIRST TIER. However, the primary insurer is allowed to take a "commission" (or retain an amount of the premium not proportionate to the risks retained by the primary insurer or assumed by the reinsurer). Although the Insurance Company cedes insurance to the reinsurer pursuant to such agreements, it is not relieved from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in significant losses to the Insurance Company.

     The Insurance Company's principal reinsurer is Munchener Ruckversicherungs-Gesellschaft ("Munchener"), and it has other reinsurers to cover its comprehensive liability insurance policies. Under its agreement with Munchener (the "Munchener Agreement"), the Insurance Company grants to Munchener 15% of gross premium income, and settles the reinsurance account with Munchener in either United States dollars or Deutsche Marks ("DM"), with Munchener not to reinsure accounts once the combined ratio of incurred losses and fixed commissions exceeds 140% of the premium income.

     The Insurance Company has entered into a Fire Quota Share and First Surplus Reinsurance Agreement with Munchener (the "Munchener Fire Agreement"), pursuant to which Munchener acts as a reinsurer with regards to private and commercial policyholders in Moldova, or for policyholders which represent or possess Moldovan interests abroad, and for which the Insurance Company insures as primary insurer. Pursuant to the Munchener Fire Agreement, certain risks are divided into classifications such that natural disasters and "malicious damage" to buildings and their contents, are insured for up to $75,000 damage, and other lines of coverage are offered for an aggregate of up to $900,000 of coverage. The second classification is limited to burglary, hail, and glass breakage with regards to buildings and their contents only, with any one casualty insured up to $20,000 and up to an aggregate of $240,000.

     The Insurance Company is heavily dependent upon Munchen for reinsurance. Reinsurance is a product used by primary insurers to alleviate risks undertaken when underwriting insurance policies, and borne when substantial claims and losses result from multiple policyholders, or from very large claims and losses of holders in the event of major catastrophes (such as natural disasters). Munchen is the Insurance Company's primary reinsurer. The loss of Munchen as a reinsurer, or the reduced capacity or inclination of Munchen to act as a reinsurer for policies underwritten by the Insurance Company, could materially adversely affect the ability of the Insurance Company to absorb a significant number of large claims and losses, or any one significant claim and loss, suffered as a result of underwriting policies.

     Mandatory Insurance Claims Reserves. The Moldova Ministry of Finance requires that insurance companies maintain reserves in an amount at least 50% to 60% of its current premiums to cover losses and claims. The Insurance Company also maintains a reserve at specific rates of net earned premiums, which reserve is set according to market experience as a whole and is not necessarily intended to cover future claims lodged with the Insurance Company.

     Investments. The Insurance Company receives additional revenues from the investment of premium fund reserves which are controlled by the Moldova Ministry of Finance. Such reserves are required to be invested, as follows: at least 60% in government securities issued by Moldova, and no more than the 40% balance in real estate or equity securities of other corporations or governments. The Insurance Company's reserves, as of February 28, 1998, were allocated as follows (all amounts in MDL):

5,500..........................................  in cash
15,386.........................................  working capital
256,500........................................  bank deposits, and
1,244,000......................................  government securities

     Sales and Marketing. The Insurance Company is heavily dependent on personal contacts and visits to potential clients, as well as attendance at trade conferences, newspaper and yellow page advertisements and the efforts of commission agents who are not employees of the Insurance Company or other subsidiaries/ affiliates of the Company for the marketing of its insurance products. The Insurance Company employs both full-time and part-time sales agents who work strictly on a commission basis.

     The Insurance Company sells insurance policies from its main office in Kishinev and a small marketing extension office located at the Bureau of Registration (automobile) in Kishinev. The Insurance Company also has a sales representative in the German Embassy located in a wing of the Hotel, who sells premium medical insurance to persons applying for visas to travel to countries within the European Union ("EU").

CUSTOMERS

     In 1996 the Insurance Company issued a total of 640 policies, and in 1997 it issued 4067 policies. The Insurance Company has two customers which constitute more than 5% of its total premium income: the Hotel and one other party (which account for 15% and 13% of the Insurance Company's premium income, respectively). The Insurance Company also receives client referrals from the Bank of persons/entities seeking insurance upon collateral used to obtain Bank loans and provides insurance to the Hotel. See "-- Hotel."

COMPETITION

     According to the Insurance Company management, there are 37 other insurance companies currently operating in Moldova. Five other companies issue policies together with automobile registration. Approximately one-half of such companies are government-owned. The Insurance Company faces fierce competition. Competition is primarily based on the rating of premiums, as well as name recognition and quality of customer service. The Insurance Company's management believes that other insurance companies in Moldova are applying premium rates higher than those for comparable policies for western Europe policyholders. Management believes that the prevalence of local insurance companies which are not reinsured gives the Insurance Company a competitive edge as such competitors are and have disregarded their assumed effective risk and endangered their capital in the process. Management believes that its underwriting policy is more prudent than its competitors and its pricing system is based on consideration of the attendant risks and collaboration with reinsurers. The Insurance Company endeavors to compete with such companies on the basis of offering superior service and prompt payment of claims.

CURRENCIES

     Business is conducted in MDL. However, reinsurance business is conducted in United States dollars (US$). In 1993, Moldova had encountered hyperinflation. However, in 1996, the rate of inflation in Moldova was 15.1%. See Appendix A.

YEAR 2000 PROBLEM

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the latter two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management of the Company, however, has assessed the "Year 2000" compliance expense and related potential effect on the Company's earnings and does not believe compliance will have a material adverse affect on the Company's earnings.

ITEM 2.  PROPERTIES

     The Bank's main branch is located at bd. Stefan cel/Mare, 6, MD-2001, Kishinev, Moldova occupying approximately 1300 square meters of space in a Bank owned building. The Bank's two branches are leased from non-affiliated third parties and located in the Moldovan cities of Ungeni (approximately 110 square meters) and Komrat (approximately 214 square meters) at an aggregate annual rental cost of $9,000 for such two branches.

     Until September of 1997, private land ownership was not permitted in Moldova. The Company utilizes the land on which the Hotel is located pursuant to a grant from the Government of Moldova. Based upon the Company's interpretation of current Moldovan law, the Company believes that the owner of a building has the primary right to purchase the land on which it is situated once the building is wholly privately owned. The Company has not yet submitted a request for the acquisition of the land.

     The Insurance Company leases approximately 100 square meters of office space from the Bank pursuant to a 27-year operating lease with the Bank, under which the Bank received payment in the form of equity shares in the Insurance Company, such shares in the aggregate having been valued at $24,840. The Insurance Company also maintains desk space, along with other insurance companies, at automobile registration offices in Moldova. The Insurance Company believes its present leased office space will be suitable to meet its needs for the next several years.

     The office premises are insured against fire, burglary, earthquake and water (flood) risks by a policy issued by the Insurance Company.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor any of its subsidiaries were, to its knowledge, a party to or otherwise involved in any material legal proceedings as of December 31, 1997. On August 10, 1984, the Company filed a Debtor's Petition for Relief under Chapter 11 of the United States Bankruptcy Code. An Order to Proceed under Chapter 7 of the Bankruptcy Code, reporting $1,390,000 of unsecured claims, was subsequently filed on November 7, 1984. The Company was inactive from 1984 to 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     As of the date of this filing, no matters were submitted to a vote of the Company's securityholders during the last quarter.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No shares of the Company's common stock have been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority, pursuant to the registration requirements of the Securities Act of 1933, as amended (the "Act") and similar state securities laws. During its fiscal years ended December 31, 1996 and 1997, it is believed that there was no active market for the

Company's Common Stock. Since January 30, 1998, the Company's Common Stock has been traded on the OTC Bulletin Board under the trading symbol "TMOL". The Company believes that the current trading market for the shares of its Common Stock may be limited. Because no active trading market existed during 1996 and 1997, no historical price information for the Company's shares is included for such years.

     The ability of an individual stockholder to trade his/her shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

     The Company's shares may be subject to the provisions of the Act and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known as the "penny stock" rules.

     The "penny stock" rules generally define penny stocks to be any equity security that has a price of less than $5.00 per share, subject to certain exceptions, and provide that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the Nasdaq Stock Market; issued by a registered investment company; or excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by the "penny stock" rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of April 13, 1998, there were 255 holders of record of the Company's common stock. The following table sets forth the range of the high and low closing bid prices for shares of the Company's Common Stock for the period from January 30, 1998 through March 31, 1998 on the Over-The-Counter Bulletin Board:

                                                              CLOSING BID PRICE
                                                              -----------------
                                                               HIGH       LOW
                                                              -------    ------
For period between January 30, 1998 through March 31,
  1998......................................................  $8.625     $1.25

     As of the date hereof, the Company has issued and outstanding 11,000,000 shares of common stock. Of this total, 1,000,000 shares may be deemed to have been issued in transactions more than two years ago and may be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Act, without the volume limitations of said rule unless held by an affiliate or controlling shareholder of the Company. Of the 11,000,000 shares, the Company has identified 10,000,000 shares as being held by affiliates of the Company. The remaining 1,000,000 shares may be deemed to be free from restrictions and, if so, may be sold and/or transferred without further registration under the Act.

     The 10,000,000 shares presently held by affiliates or controlling shareholders of the Company may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owed restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of
(i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

     Dividend Policy. The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As a result of the Reorganization, the operations of the Company prior to the Reorganization are without value of discussion.

ITEM 7.  FINANCIAL STATEMENTS

     The Company's financial statements as of and for the fiscal years ended December 31, 1997 and 1996 have all been examined, to the extent indicated in their report, by Jones, Jensen & Company, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

     The financial statements for the nine month periods ended September 30, 1997 and 1996 and fiscal years ended December 31, 1996 and 1995 of (a) Jolly Alon Limited; (b) Banca Commerciala pe Actiuni "Export-Import"; and (c) Exim Asint, S.A., all have been examined to the extent indicated in their reports by KPMG Braude Bavly, an affiliate of KPMG International, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B, as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

                 NAME                    AGE                      POSITION
                 ----                    ---                      --------
Boris Birshtein........................  50    Chairman of the Board
Ted Shapiro............................  62    Chief Executive Officer, President and
                                               Director
Shmuel Gurfinkel.......................  51    Chief Financial Officer and Director
Robert L. Blessey......................  52    Secretary and Director
Abelis Raskas..........................  56    Vice President
Eugene Kogan...........................  29    Vice President
Leonid Tsiller.........................  52    Vice President

     The biographical information concerning the directors and executive officers of the Company, as supplied to the Company by them, is as follows:

     MR. BIRSHTEIN has been the Chairman of the Board of Directors of the Company since January 1998, and since 1994 Mr. Birshtein has also been the Chairman of the Board of Directors of the Bank. Since 1997, Mr. Birshtein has also been the Chairman of the Board of Directors and principal shareholder of Global Telcomm Group, Ltd. ("Global Telcomm"), a privately held, development stage international telecommuni-cations firm. From 1994 to the present, Mr. Birshtein has also been a principal shareholder of various corporations conducting business in Moldova, including a television station, a publishing house, a document production company and a chain of duty free stores in Moldova. From 1981 to 1996, Mr. Birshtein was the Chairman of the Board of Directors of Seabeco Group, a Swiss corporation which he founded in 1981 ("Seabeco"). Seabeco specialized in trading fertilizers and metals in Eastern Europe. In 1992, Mr. Birshtein became a full member of the International Information Academy, which has a general consultive status with the Economic and Social Counsel of the United Nations. Mr. Birshtein previously served as the Chairman of the Supreme Economic Council under the President of the Republic of Moldova. In 1997, Mr. Birshtein received his Ph.D. in Philosophy and was confirmed as a full Professor at the International Information Academy. Mr. Birshtein is the author of Reform -- Problems of Market Economy Regulations in the CIS Countries, which was published in 1997.

     MR. SHAPIRO has been the Chief Executive Officer, President and Director of the Company since January 1998, and from 1997 to the present has been the Chief Executive Officer and Director of Global Telcomm. From 1992 to 1997, Mr. Shapiro was the Chairman of the Board of Directors of EMX Corporation ("EMX"), a research and development technology firm, which is the exclusive worldwide licensee of numerous patents relating to international technology. From 1981 to 1992, Mr. Shapiro was the Chairman of the Board of Directors of the Patrician Group, Inc. and certain of its affiliated entities ("Patrician"). Patrician was a national privately held real estate firm engaged in acquiring, selling and managing shopping centers. Patrician owned 71 shopping centers in 38 states with a gross leasable area in excess of 12 million square feet.

     MR. GURFINKEL has been the Chief Financial Officer and Director of the Company since January 1998. Since 1996, Mr. Gurfinkel also has been a Director of the Bank. For at least the last five years, Mr. Gurfinkel has been the owner of the Shmuel Gurfinkel accounting firm in Ramat-Gan, Israel which has 12 employees. He has been a member of the Board of Directors of Beken Metals, Ltd., a subsidiary of Africa Israel Investments Ltd., since 1997.

     MR. BLESSEY has been a Director and Secretary of the Company since January 1998. Since 1997, Mr. Blessey has been Co-Counsel to the law firm of Gusrae, Kaplan & Bruno. From 1990 to 1996, he was Of-Counsel to the law firm of Gold & Wachtel and from 1974 to 1989, Mr. Blessey was the President and principal shareholder of the law firm of Doros & Blessey, P.C. From 1994 to the present, Mr. Blessey has been General Counsel to International Magnetic Imaging, Inc., a medical diagnostic imaging provider with medical diagnostic imaging facilities in Florida, Kansas, Virginia and Puerto Rico; from 1990 to the present, Mr. Blessey has been General Counsel and a member of the Board of Directors of EMX; from 1997 to the present, Mr. Blessey has been General Counsel and Vice Chairman of the Board of Directors of Global Telcomm; from 1991 to the present, Mr. Blessey has been General Counsel, Secretary and member of the Board of Directors of Aldine Metal Products Corp., a privately held, family owned steel manufacturing company; and from 1964 to the present, Mr. Blessey has been a Partner in Forar Realty Co., a family owned real estate partnership.

     MR. RASKAS has been the Vice President of the Company since January 1998. Since 1990, Mr. Raskas has also been the Director of Ocean Bridge International, Inc. ("Ocean Bridge"). Ocean Bridge is a commercial financier and international exporter primarily to Russia, Lithuania and other territories of the former Soviet Union. From 1986 to 1990, Mr. Raskas was the Director of Marketing for Sandata Corp., a privately held computer service bureau in Port Washington, New York.

     MR. TSILLER has been Vice President of the Company since January 1998. From 1980 to 1997, he was the founder and owner of Luxan Shoes MFG Co. Ltd., a privately held corporation located in Toronto. Prior to such time he was employed in a variety of different capacities in the manufacturing and electrical industries.

     MR. KOGAN has been a Vice President of the Company since January 1998. Since 1988, Mr. Kogan has been the President of Remko Export Import Company, a privately held corporation in Canada in the furniture business. From 1994 to 1995, Mr. Kogan was employed by the law firm of Fireman Regan. Mr. Kogan received his LL.B. from Osgoode Hall Law School in Toronto, Canada in 1993.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company believes that it is in its best interests to secure the services of Boris Birshtein and Ted Shapiro, its Chairman of the Board and Chief Executive Officer and President, respectively. Consequently, pursuant to a recent resolution of the Company's Board of Directors, the Company intends to enter into employment agreements with Messrs. Birshtein and Shapiro. The Company contemplates that each of such agreements will have a term of three (3) years and will provide for annual salaries and/or other compensation in amounts to be agreed upon. In addition, it is contemplated that such agreements will provide for performance bonuses, retirement and disability payments, compensation in the event of changes of control in the Company and other fringe benefits on terms that have not yet been agreed upon but will be negotiated in the future with such individuals.

     The actual terms of such employment agreements may, when consummated, vary significantly from the terms currently contemplated by the Company. There can be no assurance whether or when such agreements will be consummated or, if so, on what terms. To date, neither of Messrs. Birshtein or Shapiro has received any compensation from the Company for the performance of their services on behalf of the Company.

     No officer or director of the Company received compensation in excess of $60,000 in 1997.

     All employees of the Bank, the Hotel and the Insurance Company in Moldova are subject to government-mandated one-year employment agreements. Employers may terminate employees only for good cause, such as incompetence. Employees may be required to remain at their employment for several weeks after expressing a desire to resign, if needed by a firm.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, to the best knowledge of the Company as of February 28, 1998, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.

                                                                         BENEFICIAL
                                                                  OWNERSHIP OF COMMON STOCK
                                                              ---------------------------------
                                                                                   APPROXIMATE
                                                                                  PERCENTAGE OF
                 NAME OF BENEFICIAL OWNERS                    NUMBER OF SHARES      OWNERSHIP
                 -------------------------                    ----------------    -------------
Boris Birshtein(1)..........................................      7,820,000           71.1
Ted Shapiro(2)..............................................      1,390,000           12.6
Shmuel Gurfinkel(3).........................................             --             --
Robert L. Blessey(4)........................................             --             --
Leonid Tsiller(5)...........................................        340,000            3.1
Abelis Raskas(6)............................................        340,000            3.1
Eugene Kogan(7).............................................        110,000            1.0
All executive officers and directors as a group (7
  persons)(8)...............................................     10,000,000           90.9

---------------
(1) Mr. Birshtein is the Chairman of the Board of Directors of the Company. Such shares are owned of record by Magnum and Starbeam. Magnum and Starbeam are corporations organized under the laws of Ireland. The capital stock of such entities is owned by Mr. Birshtein.

(2) Mr. Shapiro is the Chief Executive Officer, President and a Director of the Company.

(3) Mr. Gurfinkel is the Chief Financial Officer and a Director of the Company.

(4) Mr. Blessey is a Director and Secretary of the Company.

(5) Mr. Tsiller is a Vice President of the Company. Such shares were received by such person in connection with services provided previously to Starbeam and Magnum and future services to be provided by such person to the Company.

(6) Mr. Raskas is a Vice President of the Company. Such shares were received by such person in connection with services provided previously to Starbeam and Magnum and future services to be provided by such person to the Company.

(7) Mr. Kogan is a Vice President of the Company.

(8) See Footnotes (1)-(7).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1997, Mr. Birshtein contributed $215,000 to the Bank.

     In September 1996, the Bank repurchased from the Government of Moldova the thirty-five (35%) percent of its outstanding capital stock (the "35% Interest") not owned by Mr. Birshtein for approximately $700,000.

     In 1996, 1995 and 1994, the Company declared dividends on its outstanding capital stock. The aggregate dollar amount of such dividends that Mr. Birshtein, as a stockholder of the Bank, was entitled to receive was approximately $2,250,000. Mr. Birshtein, however, elected not to receive such dividend payment so that the Bank could use such funds to repurchase the 35% Interest and increase its capitalization.

     In 1995, Mr. Birshtein contributed approximately $300,000 to the Insurance Company for start-up and working capital costs.

     In 1994, Mr. Birshtein purchased sixty-five (65%) percent of the issued and outstanding capital stock of the Bank for $650,000. Such funds were used for start-up costs and working capital.

     Several other entities in Moldova, which are affiliates of Mr. Birshtein, are customers of the Bank and borrow funds from the Bank on an arm's length basis.

     The Insurance Company has issued to the Hotel a $6,800,000 comprehensive liability policy (including $5,500,000 for earthquake damage) and received premiums of approximately $65,000 from the Hotel in 1997.

     The Insurance Company has signed agreements with two of its directors according to which the Insurance Company shall pay each director 7.5% of the accumulated net profit (after deduction of accumulated losses); to date, no such payment has been made since the Insurance Company has an accumulated loss.

     The Insurance Company maintains a current account and deposit accounts with the Bank.

     The Insurance Company insures the property of the Bank.

     The Company believes all transactions with affiliates are on terms comparable to the standard terms and rates offered to regular commercial insureds.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     a.  Exhibits

EXHIBIT
  NO.                        DESCRIPTION OF DOCUMENT
-------                      -----------------------
    2      Agreement and Plan of Reorganization, effective January 6,
           1998, by and among the Company, Edward F. Cowle, H. DeWorth
           Williams, Gold Hill Mines, Inc., Magnum Associates Ltd. and
           Starbeam, Ltd.(1)
    3      By-Laws(2)
    4      Specimen of Certificate of Common Stock(2)
   21      List of Subsidiaries
 23.1      Consent of Jones, Jensen & Company, LLC
 23.2      Consent of KPMG Braude Bavly, an affiliate of KPMG
           International

     b.  Reports on Form 8-K

     1.  Current Report on Form 8-K filed January 6, 1998.

     2.  Current Report on Form 8-K/A filed March 5, 1998.

     3.  Current Report on Form 8-K/A-2 filed as of March 27, 1998.

---------------

(1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998 and as amended on March 5, 1998, and as amended as of March 27, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB.

                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page No.
NUTRONICS INTERNATIONAL, INC.

        Independent Auditors' Report......................................F-1
        Balance Sheets....................................................F-2
        Statements of Operations..........................................F-3
        Statements of Stockholders' Equity................................F-4
        Statements of Cash Flows..........................................F-6
        Notes to the Financial Statements.................................F-7

JOLLY ALON LIMITED

        Report of Independent Auditors....................................F-10
        Balance Sheets as at September 30, 1997 and 1996..................F-11
        Statements of Income for the Nine Months Ended
          September 30, 1997 and 1996.....................................F-12
        Statements of Changes in Shareholders' Equity
          for the Nine Months Ended September 30, 1997 and 1996...........F-13
        Statements of Cash Flows for the Nine Months Ended
          September 30, 1997 and 1996.....................................F-14
        Notes to Financial Statements.....................................F-16

        Report of Independent Auditors....................................F-27
        Balance Sheets as at December 31, 1996 and 1995...................F-28
        Statements of Income for the Years Ended
          December 31, 1996 and 1995......................................F-29
        Statements of Changes in Shareholders' Equity
          for the Years Ended December 31, 1996 and 1995..................F-30
        Statements of Cash Flows for the Years Ended
          December 31, 1996 and 1995......................................F-31
       Notes to Financial Statements......................................F-33


BANCA COMMERCIALA PE ACTIUNI "EXPORT-IMPORT"

        Report of Independent Auditors....................................F-45
        Balance Sheets as at September 30, 1997 and 1996..................F-46
        Statements of Income for the Nine Months Ended
          September 30, 1997 and 1996.....................................F-47
        Statements of Changes in Shareholders' Equity
          for the Nine Months Ended September 30, 1997 and 1996...........F-48
        Statements of Cash Flows for the Nine Months Ended
          September 30, 1997 and 1996.....................................F-49
        Notes to Financial Statements.....................................F-50

        Report of Independent Auditors....................................F-69
        Balance Sheets as at December 31, 1996 and 1995...................F-70
        Statements of Income for the Years Ended
          December 31, 1996 and 1995......................................F-71
        Statements of Changes in Shareholders' Equity
          for the Years Ended December 31, 1996 and 1995..................F-72
        Statements of Cash Flows for the Years Ended
          December 31, 1996 and 1995......................................F-73
        Notes to Financial Statements.....................................F-74


EXIM ASINT S.A.

        Report of Independent Auditors....................................F-94
        Balance Sheets as at September 30, 1997 and 1996..................F-95
        Statements of Income for the Nine Months Ended
          September 30, 1997 and 1996.....................................F-96
        Statements of Changes in Shareholders' Equity
          for the Nine Months Ended September 30, 1997 and 1996...........F-97
        Statements of Cash Flows for the Nine Months Ended
          September 30, 1997 and 1996.....................................F-98
        Notes to Financial Statements.....................................F-99

        Report of Independent Auditors....................................F-113
        Balance Sheets as at December 31, 1996 and 1995...................F-114
        Statements of Income for the Years Ended
          December 31, 1996 and 1995......................................F-115
        Statements of Changes in Shareholders' Equity
          for the Years Ended December 31, 1996 and 1995..................F-116
        Statements of Cash Flows for the Years Ended
          December 31, 1996 and 1995......................................F-117
        Notes to Financial Statements.....................................F-118

                      [JONES, JENSEN & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Nutronics International, Inc.
(A Development Stage Company)
New York, New York

We have audited the accompanying balance sheets of Nutronics International, Inc. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995 and from inception on May 6, 1953 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Nutronics International, Inc. (a development stage company) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 and from inception on May 6, 1953 through December 31, 1997 in conformity with generally accepted accounting principles.

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

/s/ Jones, Jensen & Company

Jones, Jensen & Company
March 12, 1998

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                               December 31,
                                                               ------------
                                                             1997        1996
                                                           --------    --------
CURRENT ASSETS
  Cash                                                     $     --    $     --
                                                           --------    --------
     Total Current Assets                                        --          --
                                                           --------    --------
     TOTAL ASSETS                                          $     --    $     --
                                                           ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                         $     --    $     --
                                                           --------    --------
     Total Current Liabilities                                   --          --
                                                           --------    --------

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000 shares authorized of $100.00
   par value, -0- and -0- shares issued and
   outstanding, respectively                                     --          --
  Common stock: 30,000,000 shares authorized of $0.01
   par value, 1,000,000 and 1,000,000 shares issued and
   outstanding, respectively                                 10,000      10,000
  Additional paid-in capital                                  5,410       1,241
  Deficit accumulated during the development stage
   from May 22, 1995                                        (15,410)    (11,241)
                                                           --------    --------
     Total Stockholders' Equity                                  --          --
                                                           --------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $     --    $     --
                                                           ========    ========

The accompanying notes are an integral part of these financial statements

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Operations


                                                                    From Inception
                                                                       on May 6,
                               For the Years Ended December 31,      1953 Through
                            -------------------------------------     December 31,
                              1997          1996          1995           1997
                            ---------     ---------     ---------     ---------
REVENUES                    $      --     $      --     $      --     $      --
                            ---------     ---------     ---------     ---------
EXPENSES                           --            --            --            --

LOSS FROM
 DISCONTINUED
 OPERATIONS                     4,169         8,537         2,704       103,002
                            ---------     ---------     ---------     ---------
NET INCOME (LOSS)           $  (4,169)    $  (8,537)    $  (2,704)    $(103,002)
                            =========     =========     =========     =========
NET INCOME (LOSS)
 PER SHARE OF
 COMMON STOCK               $   (0.00)    $   (0.01)    $   (0.00)
                            =========     =========     =========

The accompanying notes are an integral part of these financial statements

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                                             Deficit
                                                                              Additional   Accumulated
                              Preferred Stock            Common Stock          Paid-in      During the
                          ----------------------    -----------------------    Capital     Development
                            Shares       Amount       Shares       Amount     (Deficit)       Stage
                          ----------   ----------   ----------   ----------   ----------    ----------
Inception, May 6, 1953            --   $       --           --   $       --   $       --    $       --

Preferred stock issued
 at $1.00 per share           10,000    1,000,000           --           --     (990,000)           --

Common stock issued
 at $0.01 per share               --           --      870,993        8,710       67,582            --

Prior period adjustment
 (Note 8)                         --           --       14,841          148        1,152        (1,300)

Net loss from inception
 on May 6, 1953 through
 December 31, 1993                --           --           --           --           --       (86,292)
                          ----------   ----------   ----------   ----------   ----------    ----------
Balance,
 December 31, 1993            10,000    1,000,000      885,834        8,858     (921,266)      (87,592)

Net loss for
 the year ended
 December 31, 1994                --           --           --           --           --            --
                          ----------   ----------   ----------   ----------   ----------    ----------
Balance,
 December 31, 1994            10,000   $1,000,000      885,834   $    8,858   $ (921,266)   $  (87,592)
                          ----------   ----------   ----------   ----------   ----------    ----------

The accompanying notes are an integral part of these financial statements

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Statements of Stockholders' Equity (Continued)

                                                                                                        Deficit
                                                                                        Additional    Accumulated
                                  Preferred Stock                Common Stock            Paid-in      During the
                             --------------------------    -------------------------     Capital      Development
                               Shares         Amount         Shares        Amount       (Deficit)        Stage
                             -----------    -----------    -----------   -----------   -----------    -----------
Balance,
 December 31, 1994                10,000    $ 1,000,000        885,834   $     8,858   $  (921,266)   $   (87,592)

Preferred stock converted
 to common stock at
 $0.01 per share (Note 4)        (10,000)    (1,000,000)       114,166         1,142       998,858             --

Quasi-reorganization
 (Note 6)                             --             --             --            --       (87,592)        87,592

Expenses paid on the
 Company's behalf
 by a shareholder (Note 7)            --             --             --            --         2,704             --

Net loss for
 the year ended
 December 31, 1995                    --             --             --            --            --         (2,704)
                             -----------    -----------    -----------   -----------   -----------    -----------
Balance,
 December 31, 1995                    --             --      1,000,000        10,000        (7,296)        (2,704)

Expenses paid on the
 Company's behalf by
 a shareholder                        --             --             --            --         8,537             --

Net loss for
 the year ended
 December 31, 1996                    --             --             --            --            --         (8,537)
                             -----------    -----------    -----------   -----------   -----------    -----------
Balance,
 December 31, 1996                    --             --      1,000,000        10,000         1,241        (11,241)

Expenses paid on the
 Company's behalf by a
 shareholder                          --             --             --            --         4,169             --

Net loss for
 the year ended
 December 31, 1997                    --             --             --            --            --         (4,169)
                             -----------    -----------    -----------   -----------   -----------    -----------
Balance,
 December 31, 1997                    --    $        --      1,000,000   $    10,000   $     5,410    $   (15,410)
                             ===========    ===========    ===========   ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                             From Inception
                                                                               on May 6,
                                         For the Years Ended December 31,    1953 Through
                                       -----------------------------------   December 31,
                                         1997         1996         1995         1997
                                       ---------    ---------    ---------    ---------
Cash Flows From Operating Activities
  Loss from operations                 $  (4,169)   $  (8,537)   $  (2,704)   $(103,002)
  Loss on discontinued operations          4,169        8,537        2,704      103,002
                                       ---------    ---------    ---------    ---------
     Net Cash Used by
      Operating Activities                    --           --           --           --
                                       ---------    ---------    ---------    ---------
Cash Flows From Investing Activities          --           --           --           --
                                       ---------    ---------    ---------    ---------
Cash Flows From Financing Activities          --           --           --           --
                                       ---------    ---------    ---------    ---------
Net Increase (Decrease) in
 Cash and Cash Equivalents                    --           --           --           --

Cash and Cash Equivalents at
 Beginning of Period                          --           --           --           --
                                       ---------    ---------    ---------    ---------
Cash and Cash Equivalents at
 End of Period                         $      --    $      --    $      --    $      --
                                       =========    =========    =========    =========
Cash Paid For:

  Interest                             $      --    $      --    $      --    $      --
  Income taxes                         $      --    $      --    $      --    $      --

The accompanying notes are an integral part of these financial statements

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                           December 31, 1997 and 1996

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

         b. Loss Per Share

         The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements.

         c. Provision for Taxes

         At December 31, 1997, the Company has net operating loss carryforwards of approximately $15,410 may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance that the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same account.

         d. Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Notes to the Financial Statements (Continued)
                           December 31, 1997 and 1996

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

NOTE 5 - REVERSE STOCK SPLIT

         At a special meeting of the Board of Directors on December 26, 1997, it was resolved to issue 1 share for 8.759170 share basis on the company's common stock. These financial statements reflect the reverse stock split on a retro-active basis.

NOTE 6 - QUASI - REORGANIZATION

         On May 22, 1995, shareholders of the Company voted to effect a quasi-reorganization, whereby, the accumulated deficit of the Company was eliminated against the paid-in capital of the Company.

                         NUTRONICS INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Notes to the Financial Statements (Continued)
                           December 31, 1997 and 1996

NOTE 7 - RELATED PARTY TRANSACTIONS

         The Company has received advances from a certain shareholder in order to pay minimal operating expenses of the Company. As of December 31, 1997 and 1996, $15,410 and $11,241, respectively, had been contributed to capital as a result of these advances.

NOTE 8 - PRIOR PERIOD ADJUSTMENT

         The statements of stockholders' equity have been restated to reflect an additional 130,000 shares of common stock. The shares have been recorded at a value of $0.01 per share and reflected as an increase in the common stock amount and the deficit accumulated during the development stage of $1,300. (The $1,300 is reflected as an increase in the additional paid-in capital pursuant to the quasi reorganization in 1995.) The Company's transfer agent discovered an error in the shares outstanding subsequent to the audit of the Company's December 31, 1995 financial statements.

                         REPORT OF INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
JOLLY ALON LIMITED
(MOLDOVAN COMPANY)


We have audited the accompanying balance sheets of Jolly Alon Limited (Moldovan Company) ("the Company") as of September 30, 1997 and 1996, and the related statements of income, changes in shareholders' equity and cash flows for each of the respective nine month periods. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1997 and 1996 and the related results of its operations and its cash flows for each of the nine months in the period ended September 30, 1997, in conformity with generally accepted accounting principles in the United States.




                                           Braude Bavly
                                           Certified Public Accountants (Israel)
                                           A Member of KPMG International


Tel Aviv, Israel
December 18, 1997

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                                 BALANCE SHEETS
                            U.S. DOLLARS IN THOUSANDS

                                                                                          SEPTEMBER 30,
                                                                                     1 9 9 7       1 9 9 6
                                                                                     -------       -------
                                                                      NOTE
                                                                      ----
ASSETS
  Current assets
      Cash and cash equivalents                                         3                30             19
      Trade accounts receivable                                         4                63            135
      Other accounts receivable and debit balances                      5               153             28
      Inventories                                                       6               210            337
                                                                                     -------       -------

   Total current assets                                                                 456            519
                                                                                     -------       -------

  Investments and long term debit balances                              7               100            121
                                                                                     -------       -------

  Property, plant and equipment, net                                    8             6,507          6,267
                                                                                     -------       -------

  Total assets                                                                        7,063          6,907
                                                                                     =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
      Related parties                                                   9                97            153
      Trade accounts payable                                           10               183            183
      Other accounts payable and credit balances                       11                55             38
                                                                                     -------       -------

   Total current liabilities                                                            335            374
                                                                                     -------       -------

  Long term liabilities
      Deferred taxes                                                  15(d)              17             19
                                                                                     -------       -------

  Shareholders' equity
      Ordinary shares - $10,000 par value: 532 authorized, issued
       and outstanding as of September 30, 1997 and 1996                              5,320          5,320
      Retained earnings                                                               1,391          1,194
                                                                                     -------       -------

                                                                                      6,711          6,514
                                                                                     -------       -------

   Total liabilities and shareholders' equity                                         7,063          6,907
                                                                                     =======         ======

    The accompanying notes are an integral part of the financial statements.

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                              STATEMENTS OF INCOME
                            U.S. DOLLARS IN THOUSANDS

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     1 9 9 7       1 9 9 6
                                                                                     -------        -------
                                                                      NOTE
                                                                      ----
Revenue                                                               14(a)           2,120          2,614

Cost of revenue                                                       14(b)           1,466          1,988
                                                                                     -------        -------

Gross profit                                                                            654            626

Selling, administrative and general expenses                          14(c)             405            482
                                                                                     -------        -------

Income from regular operations                                                          249            144

Financing income                                                      14(d)               -            169

Other income                                                          14(e)               -             16

Financing expenses                                                    14(d)             105             92

Other expenses                                                        14(e)               5              -
                                                                                     -------        -------

Income before income taxes                                                              139            237

Income taxes                                                          15(b)              17             20
                                                                                     -------        -------

Net income for the period                                                               122            217
                                                                                     =======        =======

Net income per share                                                   16              0.23           0.41
                                                                                     =======        =======

    The accompanying notes are an integral part of the financial statements.

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            U.S. DOLLARS IN THOUSANDS

                                                                                  TOTAL
                                                                                  SHARE-
                                                   SHARE         RETAINED        HOLDERS'
                                                  CAPITAL *      EARNINGS        EQUITY
                                                  ---------      --------        --------

Balance as of January 1, 1996                       5,320            977          6,297

Net income for nine months                              -            217            217
                                                  ---------      --------        --------

Balance as of September 30, 1996                    5,320          1,194          6,514

Net income for three months                             -             75             75
                                                  ---------      --------        --------

Balance as of December 31, 1996                     5,320          1,269          6,589

Net income for nine months                              -            122            122
                                                  ---------      --------        --------

Balance as of September 30, 1997                    5,320          1,391          6,711
                                                  =========      =========       =========
*    US$ 10,000 par value.

    The accompanying notes are an integral part of the financial statements.

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                            STATEMENTS OF CASH FLOWS
                            U.S. DOLLARS IN THOUSANDS

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            1 9 9 7       1 9 9 6
                                                                            -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period                                                     122           217
Adjustments to reconcile net income to net cash
 provided by operating activities - Schedule                                  471           718
                                                                            -------       -------

Net cash provided by operating activities                                     593           935
                                                                            -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                 (323)         (271)
Repayment of advance on account of acquisition of shares                        -            79
Proceeds from realization of property, plant and equipment                      5           104
                                                                            -------       -------

Net cash used by investing activities                                        (318)          (88)
                                                                            -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in credit from banking institutions                             (153)         (118)
Decrease in balance of related parties                                       (126)         (786)
                                                                            -------       -------

Net cash used by financing activities                                        (279)         (904)
                                                                            -------       -------


DECREASE IN CASH AND CASH EQUIVALENTS                                          (4)          (57)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               34            76
                                                                            -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     30            19
                                                                            =======       =======

     The accompanying notes are an integral part of the financial statements

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                1 9 9 7        1 9 9 6
                                                                                                -------        -------
SCHEDULE -   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
              PROVIDED BY OPERATING ACTIVITIES - SCHEDULE

             Expenses (income) not involving cash flows
                 Depreciation                                                                      255           198
                 Increase (decrease) in deferred taxes                                              (1)           20
                 Loss (gain) from realization of property, plant and equipment                       5           (16)
                 Inflationary erosion of long term debt                                              -             2

             Changes in assets and liabilities
                 Increase in trade accounts receivable                                             (18)          (34)
                 Decrease in long term debt                                                         21             -
                 Decrease (increase) in other accounts receivable and
                  debit balances                                                                   (57)          259
                 Decrease in inventories                                                            91           207
                 Increase in trade accounts payable                                                152           104
                 Increase (Decrease) in other accounts payable and
                  credit balances                                                                   23           (22)
                                                                                                -------        -------

                                                                                                   471           718
                                                                                                =======        =======

    The accompanying notes are an integral part of the financial statements.

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS



NOTE 1 - GENERAL

             (a) Establishment of the Company

                 (1) On October 15, 1991 Seabeco Moldova S.A. was established in accordance with resolution 565 of the Government of the Republic of Moldova ("Moldova"), which decided on the establishment of the said company, to be owned by a foreign investor (65%) and the Government of Moldova (35%).

                     In accordance with the above decision, the Government of Moldova transferred to the company a hotel which it owned, located on Government-owned land at M. Chibortero Street 37 in Kishnev, the capital of Moldova, in consideration for payment equivalent to the proportionate share of the investor in the property (approximately US$ 3,458 thousand).

                 (2) On February 4, 1997 the company changed its name to Jolly
                     Alon Limited ("the Company").

                 (3) Following enactment of legislation which enables private ownership of property, the Government granted to the Company the primary right to acquire ownership (see Note
                     12).

             (b) Activity of the Company

                 The Company operates and manages the Jolly Alon Hotel and rents stores and offices located on hotel property.

                 The principal guests of the hotel are business persons from all over the world and diplomats. The tourism sector with respect to hotel guests is marginal and accordingly seasonability is not a factor.

             (c) Use of estimates

                 In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

             The financial statements were prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.

              (a)    Financial statements in U.S. Dollars

                 (1) General

                           The Company operates in Moldova, and its currency of
                     operation is the Moldovan leu ("MDL"). Moldova is still considered a country with hyper-inflation as the rate of inflation in the three years preceding 1997 reached more than 100%.

                     Accordingly, pursuant to Statements of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", of the Financial Accounting Standards Board ("FASB") of the United States, the financial statements were remeasured in United States dollars ("the dollar"). In light of the rate of inflation as from 1995, it appears that the financial statements for the periods as from January 1, 1998 will be measured in local currency, ie the MDL

                 (2) Principles of  remeasurement

                     (a) Balance sheets

                         Monetary assets and liabilities were translated according to the exchange rate of the dollar as of September 30, 1997 and 1996, as applicable. Non-monetary items were translated according to the exchange rate of the dollar as of the date of the related transactions.

                     (b) Statements of income

                         Items expressing transactions in the reporting period are included according to the average exchange rate of the dollar in the month of the transaction. Components related to non-monetary items were adjusted on the same basis as the related balance sheet items.

                         The financing item is derived from other items in the financial statements and expresses financing income and expenses in real terms and erosion of monetary balances during the year.

             (b)  Exchange rate of the dollar

                 Following is information on the exchange rate of the dollar:

                                                                 EXCHANGE RATE
                                                                 OF THE DOLLAR
                                                                 ACCORDING TO
                                                                 MOLDOVAN LEU
                                                                 ------------
                  SEPTEMBER 30,
                       1997                                           4.618
                       1996                                           4.621

                                                                    PERCENT
                                                                    -------
                  RATE OF INCREASE (DECREASE) IN THE
                   NINE MONTHS ENDED SEPTEMBER 30,
                       1997                                          (0.7)
                       1996                                           0.9

              (c) Cash and cash equivalents

                  The Company regards all its liquid investment, whose maturity as of the date of the investment is less than three months, as cash equivalents.

              (d) Provision for doubtful accounts

                  Provision for doubtful accounts is made on the basis of identification of specific accounts whose collection is in doubt.

              (e) Inventories

                  Inventories are included according to the lower of cost or market value. Cost of inventories (other than inventories of milk products) is determined by the first in first out method. Cost of inventories of milk products is determined by the moving average method.

              (f) Property, plant and equipment

                  Fixed assets are included at cost less accumulated depreciation. Depreciation is calculated by the straight line method over the estimated useful lives of the assets as accepted in Moldova.

              (g) Net income per share

                  Information regarding net income per share is computed on the basis of the weighted average of the number of ordinary shares outstanding in the period.

              (h) Income recognition

                  Income from services and rental is included in the income statement when the service is performed.

              (i) Income taxes

                  Pursuant to SFAS 109, "Accounting for Income Taxes", deferred income taxes are provided to reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against net deferred tax asset when the realization of such assets is not more likely than not.

NOTE 3 - CASH AND CASH EQUIVALENTS

                                                                       SEPTEMBER 30,
                                                                     -----------------
                                                                     1997         1996
                                                                     ----         ----
                                                                       US$ THOUSANDS
                                                                       -------------
               In local currency                                      13            7
               In foreign currency                                    17           12
                                                                     ----         ----

                                                                      30           19
                                                                     ====         ====


NOTE 4 - TRADE ACCOUNTS RECEIVABLE

               Open accounts                                          28           18
               Credit companies                                       35          117
                                                                     ----         ----

                                                                      63          135
                                                                     ====         ====

NOTE 5 - OTHER ACCOUNTS RECEIVABLE AND DEBIT BALANCES

               Advances to suppliers                                 113           12
               Prepaid expenses                                        8           13
               Institutions                                           31           --
               Employees                                               1            2
               Other accounts receivable and debit balances           --            1
                                                                     ----         ----

                                                                     153           28
                                                                     ====         ====

NOTE 6 - INVENTORIES

               Maintenance materials                                 112          108
               Products                                               98          229
                                                                     ----         ----

                                                                     210          337
                                                                     ====         ====


NOTE 7 - INVESTMENTS AND LONG TERM DEBIT BALANCES

               Government of Moldova (1)                             100          121
                                                                     ====         ====

   (1) Debt of the Government of Moldova, unlinked and without repayment date.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

             (a) Composition

                                                           MACHINERY
                                              BUILDINGS       AND
                                                 (b)       EQUIPMENT     VEHICLES     FURNITURE     TOTAL
                                              ---------    ---------     --------     ---------    -------

                                                                     US$ THOUSANDS
                  Cost
                  As of December 31,1996         4,931          848           470        1,072        7,321
                  Additions                          -           89           180           54          323
                  Disposals                          -            -           (22)           -          (22)
                                                 ------   ----------    ---------   ----------        -----

                  As of September 30,1997        4,931          937           628        1,126        7,622
                                                 ------   ----------    ---------   ----------        -----

                  Accumulated
                   depreciation
                  As of December 31,1996           238          266           123          245          872
                  Additions                         37           84            64           70          255
                  Disposals                          -            -           (12)           -          (12)
                                                 ------   ----------    ---------   ----------        -----

                  As of September 30,1997          275          350           175          315        1,115
                                                 ------   ----------    ---------   ----------        -----

                  Depreciated balance
                  As of September 30,1997        4,656          587           453          811        6,507
                                                 ======   ==========    =========   ==========        =====

                  As of September 30,1996        4,705          595           364          603        6,267
                                                 ======   ==========    =========   ==========        =====

                  Annual depreciation
                   rates                             1%   7.5% - 16%    14% - 18%   5.5% - 25%
                                                 ======   ==========    =========   ==========

             (b) Ownership of buildings

                     As stated in Note 1(a) the Government transferred to the Company the Jolly Alon Hotel under Government resolution 565 of October 15, 1991.

                     On the date of the transfer of the hotel, the legislation in respect of private ownership of land was not yet enacted and therefore the Government granted to the Company the right to use the land including the land on which the hotel is located and its immediate surroundings.

                     On September 4, 1997 legislation was enacted in Moldova enabling private ownership of land. Regarding the Company's request for ownership of the property see Note 12.

NOTE 9 - RELATED PARTIES

                                                                SEPTEMBER 30,
                                                             ------------------
                                                             1997          1996
                                                             ----          ----
                                                                US$ THOUSANDS
                                                                 -------------

               Seabeco International Ltd.                       -           153
               ANB International Antverpen Belgium Ltd.        97             -
                                                              ---           ---
                                                               97           153
                                                              ===           ===

             Regarding transactions and balances with related parties see Note
13.


NOTE 10- TRADE ACCOUNTS PAYABLE

               Open accounts                                  183           183
               Checks payable                                   -             -
                                                              ---           ---
                                                              183           183
                                                              ===           ===

NOTE 11- OTHER ACCOUNTS PAYABLE AND CREDIT BALANCES

               Employees and institutions in
                 respect of salaries                           33            37
               Advances from customers                         18             -
               Deferred taxes                                   2             1
               Other accounts payable and credit balances       2             -
                                                              ---           ---
                                                               55            38
                                                              ===           ===

NOTE 12- COMMITMENTS

             (a) As stated in Note 8(b) on September 4, 1997 legislation was published permitting private ownership of land in Moldova. In accordance with the law, the owner of the building has the primary right to purchase the land. The Company has not yet submitted a request for acquisition of the ownership of the land and in the opinion of management, the cost of the land cannot be estimated.

             (b) The Company signed a contract for rental of offices to the
                 Embassy of Germany. The contract is for one year and may be renewed at year end. Rental fees for the first nine months of 1997 and 1996 totalled US$ 115 thousand and US$ 147 thousand, respectively.

NOTE 13- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

             (a) Transactions

                 (1) The Company acquires most of its fixed assets through
                     related parties (see Note 13(d)) and pays consultancy fees and agents' fees to related parties (see Note 13(c)).

                 (2) The Company manages its business on a current basis and during the regular course of business with Exim Bank S.A. which is controlled by a related party.

                 (3) The Company insures its property, plant and equipment with
                     Exim Asint S.A., an insurance company which is controlled by a related party.

                     The insurance is at regular commercial conditions.

             (b) Balances with related parties

                                                                 SEPTEMBER 30,
                                                               -----------------
                                                               1997         1996
                                                               ----         ----
                                                                 US$ THOUSANDS
                                                                 -------------
                    CURRENT ASSETS
                    Cash and cash equivalents (1)                30           19
                                                                ===          ===
                    CURRENT LIABILITIES
                    Credit from banking institutions (1)          -            -
                    Related parties (2)                           -          153
                                                                ===          ===
                                                                  -          153
                                                                ===          ===

                    HIGHEST BALANCE DURING THE YEAR
                    Credit from banking institutions            176          266
                                                                ===          ===

                    Related parties                             223          939
                                                                ===          ===

                     (1) Exim Bank S.A. (The Company has a credit framework of
                         US$ 185 thousand (as of September 30, 1997).

                     (2) Regarding details of related parties see Note 9.

             (c) Transactions with related parties (1)

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -----------------
                                                               1997         1996
                                                               ----         ----
                                                                 US$ THOUSANDS
                                                                 -------------
                    Income from hotel services                   137         119
                    Expenses in respect of consultancy
                      fees and agents' fees                        -         118
                    Expenses in respect of acquisition
                      of inventories                               -          62

                     (1) Not including financing income and expenses from Exim
                         Bank S.A. derived in the regular course of business and insurance expenses paid to Exim Asint S.A. also derived in the regular course of business.

             (d) Acquisition of property, plant and equipment

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                               1997         1996
                                                               ----         ----
                                                                 US$ THOUSANDS
                                                                 -------------
                    Acquisition of hotel furniture and
                     equipment (mainly by Seabeco
                     International ltd. and ANB
                     International Antverpen Belgium Ltd.)       72          176

NOTE 14- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             ------------------
                                                             1997          1996
                                                             ----          ----
                                                               US$ THOUSANDS
                                                               -------------
               (a)  Revenue

                    (1) Services
                        Room rental                          1,295         1,409
                        Restaurant                             583           894
                        Supplementary installations
                          and services                          45            68
                                                             -----         -----
                                                             1,923         2,371
                                                             -----         -----
                    (2) Rental
                        Stores and offices                     197           243
                                                             -----         -----
                                                             2,120         2,614
                                                             =====         =====
               (b)  Cost of revenue

                    Labor and related expenses                 269           312
                    Food, beverages                            374           582
                    Operating equipment                        453           762
                    Depreciation                               255           198
                    Maintenance                                115           134
                                                             -----         -----
                                                             1,466         1,988
                                                             =====         =====

               (c)  Selling, administrative and general expenses

                    (1) Selling expenses
                        Credit card commissions                 32            59
                                                             -----         -----

                    (2) Administrative and general expenses
                        Labor                                   74           109
                        Business and organizational
                          consultancy                          244           214
                        Donations                               55           100
                                                             -----         -----

                                                               373           423
                                                             -----         -----

                                                               405           482
                                                             =====         =====
               (d)  Financing income (expenses), net

                    Interest and commissions                   (47)          (92)
                    Translation differences                    (58)          169
                                                             -----         -----

                                                              (105)           77
                                                             =====         =====
               (e)  Other income (expenses)

                    Capital gain (loss)                         (5)           16
                                                             =====         =====

NOTE 15- INCOME TAXES

             (a) Company's tax liability

                 (1) Benefits under resolutions 565 and 789 of the Government of
                     Moldova

                     (a) On October 15, 1991 the Company was established in
                         accordance with resolution 565 of the Government of Moldova which fixed, inter alia, that the Company will be exempt from any tax, levy or assessment until the repayment of the additional investments of the shareholder in excess of the primary investment in the share capital. The resolution also fixed that after the end of the said exemption period, the Company will pay taxes at an annual rate of 25% for an additional fifteen years after the exemption period.

                     (b) On December 17, 1993 resolution 789 of the Government
                         of Moldova was published which fixed, inter alia, that the shareholder will pay to the Government the additional amount of US$ 1.2 million for acquisition of equipment for the Ministry of the Interior. In consideration, the shareholder will be entitled to withdraw the said amount from the Company's profits and the amount will be considered to be an additional investment, entitled to the exemption detailed in sub-paragraph [a] above. The said amount was withdrawn by the shareholder in the years 1993 - 1995 and included in the financial statements as a dividend.

                     (c) On August 14, 1997 the Company received a letter from
                         the tax authorities in Kishnev stated that following their examination it appears that the Company has complied with resolutions 565 and 789 and is exempt from tax payments through 1996.

                 (2) Benefits under the Foreign Investments Law

                     The investment of the shareholder in the Company was granted the status of a foreign investment in accordance with the Foreign Investments Law of the Government of Moldova. Accordingly, income accruing to the Company during its first five years of operation are taxable at a reduced tax rate of 16% (regular tax rate in Moldova is 32%).

                     The period of tax benefits under the Foreign Investments Law will end in 1997. Thereafter the Company tax rate as from 1998 will be 25% for the next fourteen years as stated in paragraph 1(a) above.

             (b) Composition of taxes

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                               1997         1996
                                                               ----         ----
                                                                 US$ THOUSANDS
                                                                 -------------
                 Current taxes                                 18            -
                 Deferred taxes                                (1)           20
                                                               ---          ---

                                                                17           20
                                                               ===          ===

             (c) Composition of deferred taxes

                 Deferred taxes were derived in respect of timing differences in respect of recognition of expenses.

                 Balance as of January 1                        20            -
                 Changes in the period                          (1)          20
                                                               ---          ---

                 Balance as of September 30                     19           20
                                                               ===          ===

             (d) Deferred taxes are included in the balance sheet as follows:

                                                                 SEPTEMBER 30,
                                                               -----------------
                                                               1997         1996
                                                               ----         ----
                                                                 US$ THOUSANDS
                                                                 -------------

                  Current liabilities                            2             1
                  Long term liabilities                         17            19
                                                               ---           ---

                                                                19            20
                                                               ===           ===

NOTE 16- NET INCOME PER SHARE

                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -----------------
                                                               1997         1996
                                                               ----         ----
                                                                 US$ THOUSANDS
                                                                 -------------

               Net income for the period                        122          217
                                                               ====         ====

               Number of shares of US$ 10,000 par value         532          532
                                                               ====         ====

               Net income per share                            0.23         0.41
                                                               ====         ====


NOTE 17- SUPPLEMENTARY INFORMATION REGARDING FINANCIAL INSTRUMENTS

             (a) The Company has the following financial instruments:

                 Non-derived financial assets including cash and cash equivalents, trade accounts receivable and other accounts receivable and debit balances; and non-derived financial liabilities including credit from banking institutions, related parties, trade accounts payable and other accounts payable and credit balances.

                 Due to the nature of most of the financial instruments, their fair value is similar or identical to their carrying value. (Regarding differences between the financial instruments whose carrying value is materially different from their fair value see paragraph (d) following).

             (b) Supplementary credit risk information:

                 Credit risk represents the accounting loss which may result to the Company as of the date of the financial statements as a result of debtors not meeting their liabilities.

                 Regarding trade accounts receivable and other accounts receivable and debit balances see Notes 4 and 5.

NOTE 17- SUPPLEMENTARY INFORMATION REGARDING FINANCIAL INSTRUMENTS
         (continued)

             (c) Supplementary interest risk information:

                 Interest risk is the risk inherent in changes in interest rates and the influence on the financial instruments of the Company.

                 The Company has financial instruments bearing fixed interest only.

             (d) Supplementary information regarding fair value of financial instruments:

                 The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies.

                 Cash and cash equivalents - The carrying amounts of these items are their fair values.
                 Short term debt           - The carrying amount of the
                                             Company's borrowings arrangements
                                             approximate their fair value.

                 Following are details of the financial instruments whose book value is materially different from their fair value:

                                                            SEPTEMBER 30,
                                        ----------------------------------------------------            ADDITIONAL
                                                  1997                        1996                     INFORMATION
                                        ------------------------    ------------------------   -------------------------
                                        BOOK VALUE    FAIR VALUE    BOOK VALUE    FAIR VALUE
                                        ----------    ----------    ----------    ----------
                                                            US$ THOUSANDS

                  Long term debt            121           (1)           124           (1)       Commercial balance - debt
                                                                                                of Government of Moldova

                 (1) The long term debit is included in the framework of
                     investments and long term debit balances, without repayment date Therefore the fair value cannot be estimated.

                         REPORT OF INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
JOLLY ALON LIMITED
(MOLDOVAN COMPANY)


We have audited the accompanying balance sheets of Jolly Alon Limited (Moldovan Company) ("the Company") as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the related results of its operations and its cash flows for the years then ended December 31, 1996, in conformity with generally accepted accounting principles in the United States.




                                           Braude Bavly
                                           Certified Public Accountants (Israel)
                                           A Member of KPMG International


Tel Aviv, Israel
December 18, 1997

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                                 BALANCE SHEETS
                            U.S. DOLLARS IN THOUSANDS

                                                                                  DECEMBER 31,
                                                                              -------------------
                                                                              1 9 9 6     1 9 9 5
                                                                              -------     -------
                                                                      NOTE
                                                                      ----
ASSETS
  Current assets
    Cash and cash equivalents                                          3          34          76
    Trade accounts receivable                                          4          45         101
    Other accounts receivable and debit balances                       5          96         286
    Inventories                                                        6         301         544
                                                                               -----       -----

   Total current assets                                                          476       1,007
                                                                               -----       -----

  Investments and long term debit balances                             7         121         203
                                                                               -----       -----

  Property, plant and equipment, net                                   8       6,449       6,281
                                                                               -----       -----

  Total assets                                                                 7,046       7,491
                                                                               =====       =====

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Short term credit from banking institutions                        9         153         119
    Related parties                                                   10         223         939
    Trade accounts payable                                            11          32          78
    Other accounts payable and credit balances                        12          30          58
                                                                               -----       -----

   Total current liabilities                                                     438       1,194
                                                                               -----       -----

  Long term liabilities
    Deferred taxes                                                    16(d)       19          --
                                                                               -----       -----

  Shareholders' equity
    Ordinary shares - $10,000 par value: 532 authorized, issued
     and outstanding as of December 31, 1996 and 1995                          5,320       5,320
    Retained earnings                                                          1,269         977
                                                                               -----       -----

                                                                               6,589       6,297
                                                                               -----       -----

   Total liabilities and shareholders' equity                                  7,046       7,491
                                                                               =====       =====




    The accompanying notes are an integral part of the financial statements.

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                              STATEMENTS OF INCOME
                            U.S. DOLLARS IN THOUSANDS

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                                   ---------------------
                                                                   1 9 9 6       1 9 9 5
                                                                   -------       -------
                                                       NOTE
                                                       ----
Revenue                                                15(a)        3,427         4,105

Cost of revenue                                        15(b)        2,620         2,496
                                                                    -----         -----

Gross profit                                                          807         1,609

Selling, administrative and general expenses           15(c)          588           862
                                                                    -----         -----

Income from regular operations                                        219           747

Financing income                                       15(d)          168            --

Other income                                           15(e)           17            --

Financing expenses                                     15(d)          (92)         (288)

Other expenses                                         15(e)           --          (122)
                                                                    -----         -----

Income before income taxes                                            312           337

Income taxes                                           16(b)           20            --
                                                                    -----         -----

Net income for the year                                               292           337
                                                                    =====         =====

Net income per share                                   17            0.55          0.63
                                                                    =====         =====




    The accompanying notes are an integral part of the financial statements.

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            U.S. DOLLARS IN THOUSANDS




                                                                          TOTAL
                                                                          SHARE-
                                             SHARE        RETAINED       HOLDERS'
                                           CAPITAL *      EARNINGS        EQUITY
                                           ---------      --------        ------
Balance as of January 1, 1995                5,320           872          6,192

Net income for the year                         --           337            337

Dividend **                                     --          (232)          (232)
                                             -----         -----          -----

Balance as of December 31, 1995              5,320           977          6,297

Net income for the year                         --           292            292
                                             -----         -----          -----

Balance as of December 31, 1996              5,320         1,269          6,589
                                             =====         =====          =====

*  US$ 10,000 par value.

** See Note 16(a)(1)[b]




    The accompanying notes are an integral part of the financial statements.

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                            STATEMENTS OF CASH FLOWS
                            U.S. DOLLARS IN THOUSANDS



                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                -------------------
                                                                1 9 9 6     1 9 9 5
                                                                -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year                                           292         337
Adjustments to reconcile net income to net cash
 provided by operating activities - Schedule                      693         434
                                                                  ---         ---

Net cash provided by operating activities                         985         771
                                                                  ---         ---

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                     (527)       (637)
Repayment of advance on account of acquisition of shares           79          --
Proceeds from realization of property, plant and equipment        103          39
                                                                  ---         ---

Net cash used by investing activities                            (345)       (598)
                                                                  ---         ---

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in credit from banking institutions                   34         119
Distribution of dividend                                           --        (232)
Decrease in balance of related parties                           (716)        (39)
                                                                  ---         ---

Net cash used by financing activities                            (682)       (152)
                                                                  ---         ---



INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (42)         21
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     76          55
                                                                  ---         ---

CASH AND CASH EQUIVALENTS AT END OF YEAR                           34          76
                                                                  ===         ===




    The accompanying notes are an integral part of the financial statements.

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                                ------------------
                                                                                1 9 9 6    1 9 9 5
                                                                                -------    -------
SCHEDULE - ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
           PROVIDED BY OPERATING ACTIVITIES - SCHEDULE

         Expenses (income) not involving cash flows
            Depreciation                                                         272         226
            Increase in deferred taxes                                            20          --
            Loss (gain) from realization of property, plant and equipment        (16)        122
            Inflationary erosion of investment in shares                          --           4
            Inflationary erosion of long term debt                                 3          --

         Changes in assets and liabilities
            Decrease in trade accounts receivable                                 56         394
            Increase in long term debt                                            --         (53)
            Decrease (increase) in other accounts receivable and
             debit balances                                                      190        (278)
            Decrease in inventories                                              243         118
            Decrease in trade accounts payable                                   (29)       (104)
            Increase (decrease) in other accounts payable and
             credit balances                                                     (46)          5
                                                                                 ---         ---

                                                                                 693         434
                                                                                 ===         ===




    The accompanying notes are an integral part of the financial statements.

                               JOLLY ALON LIMITED
                               (MOLDOVAN COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                            U.S. DOLLARS IN THOUSANDS


NOTE 1 - GENERAL

         (a)      Establishment of the Company

                  (1) On October 15, 1991 Seabeco Moldova S.A. was established in accordance with resolution 565 of the Government of the Republic of Moldova ("Moldova"), which decided on the establishment of the said company, to be owned by a foreign investor (65%) and the Government of Moldova (35%).

                           In accordance with the above decision, the Government of Moldova transferred to the company a hotel which it owned, located on Government-owned land at M. Chibortero Street 37 in Kishnev, the capital of Moldova, in consideration for payment equivalent to the proportionate share of the investor in the property (approximately US$ 3,458 thousand).

                  (2) On February 4, 1997 the company changed its name to Jolly Alon Limited ("the Company").

                  (3) Following enactment of legislation which enables private ownership of property, the Government granted to the Company the primary right to acquire ownership (see Note 13).

         (b)      Activity of the Company

                  The Company operates and manages the Jolly Alon Hotel and rents stores and offices located on hotel property.

                  The principal guests of the hotel are business persons from all over the world and diplomats. The tourism sector with respect to hotel guests is marginal and accordingly seasonability is not a factor.

         (c)      Use of estimates

                  In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         The financial statements were prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.

         (a)      Financial statements in U.S. Dollars

                  (1)      General

                           The Company operates in Moldova, and its currency of operation is the Moldovan leu ("MDL"). Moldova is still considered a country with hyper-inflation as the rate of inflation in the three years preceding 1996 reached more than 100%.

                           Accordingly, pursuant to Statements of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", of the Financial Accounting Standards Board ("FASB") of the United States, the financial statements were remeasured in United States dollars ("the dollar"). In light of the rate of inflation as from 1995, it appears that the financial statements for the periods as from January 1, 1998 will be measured in local currency, ie the MDL.

                  (2)      Principles of remeasurement

                           (a)      Balance sheets

                                    Monetary assets and liabilities were
                                    translated according to the exchange rate of the dollar as of December 31, 1996 and 1995, as applicable. Non-monetary items were translated according to the exchange rate of the dollar as of the date of the related transactions.

                           (b)      Statements of Income

                                    Items expressing transactions in the
                                    reporting period are included according to the average exchange rate of the dollar in the month of the transaction. Components related to non-monetary items were adjusted on the same basis as the related balance sheet items.

                                    The financing item is derived from other items in the financial statements and expresses financing income and expenses in real terms and erosion of monetary balances during the year.

         (b)      Exchange rate of the dollar

                  Following is information on the exchange rate of the dollar:

                                                                   EXCHANGE RATE
                                                                   OF THE DOLLAR
                                                                   ACCORDING TO
                                                                   MOLDOVAN LEU
                                                                   ------------
                  DECEMBER 31,
                     1996                                               4.650
                     1995                                               4.522

                                                                       PERCENT
                                                                       -------
                  RATE OF INCREASE IN YEAR ENDED DECEMBER 31,
                     1996                                               2.83
                     1995                                               5.85

         (c)      Cash equivalents

                  The Company regards all its liquid investment, whose maturity as of the date of the investment is less than three months, as cash equivalents.

         (d)      Provision for doubtful accounts

                  Provision for doubtful accounts is made on the basis of identification of specific accounts whose collection is in doubt.

         (e)      Inventories

                  Inventories are included according to the lower of cost or market value. Cost of inventories (other than inventories of milk products) is determined by the first in first out method. Cost of inventories of milk products is determined by the moving average method.

         (f)      Property, plant and equipment

                  Fixed assets are included at cost less accumulated depreciation. Depreciation is calculated by the straight line method over the estimated useful lives of the assets as accepted in Moldova.

         (g)      Net income per share

                  Information regarding net income per share is computed on the basis of the weighted average of the number of ordinary shares outstanding in the period.

         (h)      Income recognition

                  Income from services and rental is included in the income statement when the service is performed.

         (i)      Income taxes

                  Pursuant to SFAS 109, "Accounting for Income Taxes", deferred income taxes are provided to reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against net deferred tax asset when the realization of such assets is not more likely than not.

NOTE 3 - CASH AND CASH EQUIVALENTS

                                                                    DECEMBER 31,
                                                                   --------------
                                                                   1996      1995
                                                                   ----      ----
                                                                   US$ THOUSANDS
                                                                   -------------
          In local currency                                         20        55
          In foreign currency                                       14        21
                                                                   ---       ---

                                                                    34        76
                                                                   ===       ===


NOTE 4 - TRADE ACCOUNTS RECEIVABLE

          Open accounts                                             13        68
          Credit companies                                          32        33
                                                                   ---       ---

                                                                    45       101
                                                                   ===       ===


NOTE 5 - OTHER ACCOUNTS RECEIVABLE AND DEBIT BALANCES

          Advances to suppliers                                     89       283
          Prepaid expenses                                           2        --
          Institutions                                               2         3
          Employees                                                  1        --
          Other accounts receivable and debit balances               2        --
                                                                   ---       ---

                                                                    96       286
                                                                   ===       ===


NOTE 6 - INVENTORIES

          Maintenance materials                                    105       160
          Products                                                 196       384
                                                                   ---       ---

                                                                   301       544
                                                                   ===       ===

NOTE 7 - INVESTMENTS AND LONG TERM DEBIT BALANCES

          Government of Moldova (1)                                121       124
          Advance on account of acquisition of shares (2)           --        79
                                                                   ---       ---

                                                                   121       203
                                                                   ===       ===

         (1) Debt of the Government of Moldova, unlinked and without repayment date.

         (2) In 1994 the Company paid the amount of US$ 83 thousand as an advance on account of acquisition of shares in Polen.

                  At the beginning of 1996 the transaction was cancelled and the amount of the investment was refunded to the Company in full.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

         (a)      Composition


                                                     MACHINERY
                                         BUILDINGS      AND
                                            (b)      EQUIPMENT     VEHICLES     FURNITURE         TOTAL
                                         ---------   ---------     --------     ---------         -----
                                                                   US$ THOUSANDS
                                                                   -------------
            Cost
            As of January 1, 1996          4,931           828          390           753         6,902
            Additions                         --            20          183           324           527
            Disposals                         --            --         (103)           (5)         (108)
                                           -----     ---------     --------     ---------         -----

            As of December 31, 1996        4,931           848          470         1,072         7,321
                                           -----     ---------     --------     ---------         -----

            Accumulated
             depreciation
            As of January 1, 1996            189           168           87           177           621
            Additions                         49            98           55            70           272
            Disposals                         --            --          (19)           (2)          (21)
                                           -----     ---------     --------     ---------         -----

            As of December 31, 1996          238           266          123           245           872
                                           -----     ---------     --------     ---------         -----


            Depreciated balance
            As of December 31, 1996        4,693           582          347           827         6,449
                                           =====     =========     ========     =========         =====

            As of December 31, 1995        4,742           660          303           576         6,281
                                           =====     =========     ========     =========         =====

            Annual depreciation
             rates                             1%    7.5% - 16%    14% - 18%    5.5% - 25%
                                           =====     =========     ========     =========

         (b)      Ownership of buildings

                  As stated in Note 1(a) the Government transferred to the Company the Jolly Alon Hotel under Government resolution 565 of October 15, 1991.

                  On the date of the transfer of the hotel, the legislation in respect of private ownership of land was not yet enacted and therefore the Government granted to the Company the right to use the land including the land on which the hotel is located and its immediate surroundings.

                  On September 4, 1997 legislation was enacted in Moldova enabling private ownership of land. Regarding the Company's request for ownership of the property see Note 13.

NOTE 9 - SHORT TERM CREDIT FROM BANKING INSTITUTIONS

         (a)      Composition

                                                   ANNUAL
                                                  INTEREST
                                                 RATE AS OF       DECEMBER 31,
                                                DECEMBER 31,      ------------
                                                    1996          1996     1995
                                                    ----          ----     ----
                                                   PERCENT        US$ THOUSANDS
                                                   -------        -------------
            Short term credit from company
             controlled by an related party          50            153      119
                                                                   ===      ===


         (b) The Company has a credit line of approximately US$ 185 thousand (as of December 31, 1996).

         (c)      Regarding transactions and balances with related parties see
                  Note 14.


NOTE 10- RELATED PARTIES

                                                                 DECEMBER 31,
                                                                --------------
                                                                1996      1995
                                                                ----      ----
                                                                 US$ THOUSANDS
                                                                 -------------
          Seabeco International Ltd.                              12       853
          Bolid Ltd.                                              --        86
          ANB International Antverpen Belgium Ltd.               211        --
                                                                 ---       ---

                                                                 223       939
                                                                 ===       ===

         Regarding transactions and balances with related parties see Note 14


NOTE 11- TRADE ACCOUNTS PAYABLE

          Open accounts                                           32        78
          Checks payable                                          --        --
                                                                 ---       ---

                                                                  32        78
                                                                 ===       ===


NOTE 12- OTHER ACCOUNTS PAYABLE AND CREDIT BALANCES

          Employees and institutions in
            respect of salaries                                    4        30
          Advances from customers                                 24        27
          Deferred taxes                                           1        --
          Other accounts payable and credit balances               1         1
                                                                 ---       ---
                                                                  30        58
                                                                 ===       ===

NOTE 13- COMMITMENTS

         (a) As stated in Note 8(b) on September 4, 1997 legislation was published permitting private ownership of land in Moldova. In accordance with the law, the owner of the building has the primary right to purchase the land. The Company has not yet submitted a request for acquisition of the ownership of the land and in the opinion of management, the cost of the land cannot be estimated.

         (b) The Company signed a contract for rental of offices to the Embassy of Germany. The contract is for one year and may be renewed at year end. Annual rental fees for 1996 and 1995 totalled US$ 161.5 thousand and US$ 117.7 thousand, respectively.


NOTE 14- TRANSACTIONS AND BALANCES WITH RELATED PARTIES

         (a)      Transactions

                  (1) The Company acquires most of its fixed assets through related parties (see Note 14(d)) and pays consultancy fees and agents' fees to related parties (see Note 14(c)).

                  (2) The Company manages its business on a current basis and during the regular course of business with Exim Bank S.A. which is controlled by a related party.

                  (3) The Company insures its property, plant and equipment with Exim Asint S.A., an insurance company which is controlled by a related party.

                           The insurance is at regular commercial conditions.

         (b)      Balances with related parties

                                                                 DECEMBER 31,
                                                              -----------------
                                                              1996         1995
                                                              ----         ----
                                                                 US$ THOUSANDS
                                                                 -------------
             CURRENT ASSETS
             Cash and cash equivalents (1)                       34           76
                                                              =====        =====

             CURRENT LIABILITIES
             Credit from banking institutions (1)               153          119
             Related parties (2)                                223          939
                                                              -----        -----

                                                                376        1,058
                                                              =====        =====

             HIGHEST BALANCE DURING THE YEAR
             Credit from banking institutions                   266          221
                                                              =====        =====
             Related parties                                  1,030        1,045
                                                              =====        =====

                           (1) Exim Bank S.A. (Regarding credit conditions see Note 9).

                           (2)      Regarding details of related parties see
                                    Note 10.

         (c)      Transactions with related parties (1)

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                               ----------------
                                                               1996        1995
                                                               ----        ----
                                                                US$ THOUSANDS
                                                                -------------
             Income from hotel services                         159         109
             Expenses in respect of consultancy fees
               and agents' fees                                (131)       (248)
             Expenses in respect of acquisition
               of inventories                                   (62)       (759)


                  (1) Not including financing income and expenses from Exim Bank S.A. derived in the regular course of business and insurance expenses paid to Exim Asint S.A. also derived in the regular course of business.

         (d)      Acquisition of property, plant and equipment

                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1996      1995
                                                                  ----      ----
                                                                  US$ THOUSANDS
                                                                  -------------
             Acquisition of hotel furniture and equipment
              (mainly by Seabeco International Ltd.
               and ANB International Antverpen Belgium Ltd.)       387       96

NOTE 15- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                  YEAR ENDED
                                                                  DECEMBER 31,
                                                                ----------------
                                                                1996        1995
                                                                ----        ----
                                                                  US$ THOUSANDS
                                                                  -------------
          (a) Revenue

              (1) Services
                  Room rental                                  1,895       1,941
                  Restaurant                                   1,121       1,553
                  Supplementary installations
                    and services                                 101         317
                                                               -----       -----

                                                               3,117       3,811
              (2) Rental
                  Stores and offices                             310         294
                                                               -----       -----


                                                               3,427       4,105
                                                               =====       =====
          (b) Cost of revenue

              Labor and related expenses                         420         373
              Food and beverages                                 720         858
              Operating equipment                              1,018         742
              Depreciation                                       271         226
              Maintenance                                        191         297
                                                               -----       -----

                                                               2,620       2,496
                                                               =====       =====

          (c) Selling, administrative and general expenses

              (1) Selling expenses
                  Credit card commissions                         77         113
                                                                 ---         ---

              (2) Administrative and general expense
                  Labor                                          145         122
                  Business and organizational consultancy        237         436
                  Donations                                      129         191
                                                                 ---         ---

                                                                 511         749
                                                                 ---         ---


                                                                 588         862
                                                                 ===         ===
          (d) Financing income (expenses), net

              Interest and commissions                           (92)        (99)
              Translation differences                            168        (189)
                                                                 ---         ---

                                                                  76        (288)
                                                                 ===         ===
          (e) Other income (expenses)

              Capital gain (loss)                               (122)         17
                                                                 ===         ===

NOTE 16- INCOME TAXES

         (a)      Company's tax liability

                  (1) Benefits under resolutions 565 and 789 of the Government of Moldova

                           (a)      On October 15, 1991 the Company was
                                    established in accordance with resolution
                                    565 of the Government of Moldova which
                                    fixed, inter alia, that the Company will be exempt from any tax, levy or assessment until the repayment of the additional investments of the shareholder in excess of the primary investment in the share capital. The resolution also fixed that after the end of the said exemption period, the Company will pay taxes at an annual rate of 25% for an additional fifteen years after the exemption period.

                           (b) On December 17, 1993 resolution 789 of the Government of Moldova was published which fixed, inter alia, that the shareholder will pay to the Government the additional amount of US$ 1.2 million for acquisition of equipment for the Ministry of the Interior. In consideration, the shareholder will be entitled to withdraw the said amount from the Company's profits and the amount will be considered to be an additional investment, entitled to the exemption detailed in sub-paragraph [a] above. The said amount was withdrawn by the shareholder in the years 1993 - 1995 and included in the financial statements as a dividend.

                           (c) On August 14, 1997 the Company received a letter from the tax authorities in Kishnev stated that following their examination it appears that the Company has complied with resolutions 565 and 789 and is exempt from tax payments through 1996.

                  (2)      Benefits under the Foreign Investments Law

                           The investment of the shareholder in the Company was granted the status of a foreign investment in accordance with the Foreign Investments Law of the Government of Moldova. Accordingly, income accruing to the Company during its first five years of operation are taxable at a reduced tax rate of 16% (regular tax rate in Moldova is 32%).

                           The period of tax benefits under the Foreign
                           Investments Law will end in 1997. Thereafter the Company tax rate as from 1998 will be 25% for the next fourteen years as stated in paragraph 1(a) above.

         (b)      Composition of taxes

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                                 ---------------
                                                                 1996       1995
                                                                 ----       ----
                                                                  US$ THOUSANDS
                                                                  -------------
            Current taxes                                          --         --
            Deferred taxes                                         20         --
                                                                 ----       ----

                                                                   20         --
                                                                 ====       ====


        (c) Composition of deferred taxes

            Deferred taxes were derived in respect of
             timing differences in respect of
             recognition of expenses

            Balance as of January 1, 1996                          --         --
            Changes in the year                                    20         --
                                                                 ----       ----

            Balance as of December 31, 1996                        20         --
                                                                 ====       ====




         (d)      Deferred taxes are included in the balance sheet as follows:

                                                                   DECEMBER 31,
                                                                 ---------------
                                                                 1996       1995
                                                                 ----       ----
                                                                  US$ THOUSANDS
                                                                  -------------
            Current liabilities                                     1         --
            Long term liabilities                                  19         --
                                                                 ----       ----
                                                                   20         --
                                                                 ====       ====

NOTE 17- NET INCOME PER SHARE

                                                                   YEAR ENDED
                                                                   DECEMBER 31,
                                                                  -------------
                                                                  1996     1995
                                                                  ----     ----
                                                                  US$ THOUSANDS
                                                                  -------------

          Net income for the year                                 292       337
                                                                  ====     ====

          Number of shares of US$ 10,000 par value                532       532
                                                                  ====     ====

          Net income per share                                    0.55     0.63
                                                                  ====     ====

NOTE 18- SUPPLEMENTARY INFORMATION REGARDING FINANCIAL INSTRUMENTS

        (a) The Company has the following financial instruments:

            Non-derived financial assets including cash and cash equivalents, trade accounts receivable and other accounts receivable and debit balances; and non-derived financial liabilities including credit from banking institutions, related parties, trade accounts payable and other accounts payable and credit balances.

            Due to the nature of most of the financial instruments, their fair value is similar or identical to their carrying value. (Regarding differences between the financial instruments whose carrying value is materially different from their fair value see paragraph (d) following).

        (b) Supplementary credit risk information:

            Credit risk represents the accounting loss which may result to the Company as of the date of the financial statements as a result of debtors not meeting their liabilities.

            Regarding trade accounts receivable and other accounts receivable and debit balances see Notes 4 and 5.

        (c) Supplementary interest risk information:

            Interest risk is the risk inherent in changes in interest rates and the influence on the financial instruments of the Company.

            The Company has financial instruments bearing fixed interest only. Regarding instruments bearing interest risks see Note 9.

        (d) Supplementary information regarding fair value of financial instruments:

            The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies.

            Cash and cash equivalents - The carrying amounts of these items are their fair values.
            Short term debt           - The carrying amount of the Company's
                                        borrowings arrangements approximate
                                        their fair value.

NOTE 18- SUPPLEMENTARY INFORMATION REGARDING FINANCIAL INSTRUMENTS
         (continued)

            Following are details of the financial instruments whose book value is materially different from their fair value:

                                       DECEMBER 31,
                           ------------------------------------      ADDITIONAL
                                  1996               1995            INFORMATION
                           ----------------    ----------------  ------------------
                            BOOK      FAIR     BOOK      FAIR
                            VALUE     VALUE    VALUE     VALUE
                            -----     -----    -----     -----
                                       US$ THOUSANDS
                                       -------------

            Long term debt   121       (1)      124       (1)    Commercial balance -
                                                                 debt of Government of
                                                                 Moldova


           (1) The long term debit is included in the framework of investments and long term debit balances, without repayment date Therefore the fair value cannot be estimated.

                       REPORT OF THE INDEPENDENT AUDITORS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
(MOLDOVAN COMPANY)


We have audited the accompanying balance sheets of Banca Comerciala pe Actiuni "Export-Import" (Moldovan Company) ("the Company") as of September 30, 1997 and 1996, and the related statements of income, changes in shareholders' equity and cash flows for the nine months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1997 and 1996 and the results of its operations and cash flows for the nine months then ended, in conformity with generally accepted accounting principles in the United States.




                                       Braude Bavly
                                       Certified Public Accountants (Israel)
                                       A Member of KPMG International



Tel Aviv, December 18, 1997

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                                 BALANCE SHEETS
                                 IN U.S. DOLLARS


                                                                                        SEPTEMBER 30,
                                                                               -------------------------------
                                                                 Notes            1 9 9 7             1 9 9 6
                                                                 -----          ----------          -----------
ASSETS
Cash and due from banks (net of allowance for doubtful
  accounts of U.S.$ 17,946 at September 30, 1997)                  3              6,666,599            3,552,127
Time deposits with banks (net of allowance for doubtful
 accounts of U.S.$129,836 and U.S.$55,161 at September 30,
 1997 and 1996, respectively)                                      4                931,162              520,000
Held to maturity securities                                        5              2,885,456            1,663,537
Loans                                                              6              3,633,127            3,745,566
Less: allowance for possible loan losses                           6               (207,536)            (303,350)
Investments in investee                                            7                 60,599               47,987
Bank premises and equipment                                        8                990,063              878,154
Other assets                                                       9                127,005              228,618
                                                                                 ----------           ----------
        Total assets                                                             15,086,475           10,332,639
                                                                                 ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non interest bearing deposits                                 10(a)           2,458,576            1,784,807
    Interest bearing deposits                                     10(b)           9,440,851            5,263,969
    Deposits of the National Bank                                 10(c)                --                998,009
                                                                                 ----------           ----------
        Total deposits                                                           11,899,427            8,046,785

Other liabilities                                                 11                969,078               99,869
                                                                                 ----------           ----------
        Total liabilities                                                        12,868,505            8,146,654
                                                                                 ----------           ----------

Shareholders' equity:                                             12
    Share capital - 1,000 Leu par value; authorized and
     outstanding 9,160 shares                                                     2,118,541            2,118,541
    Retained earnings                                                                99,429               67,444
                                                                                 ----------           ----------
        Total shareholders' equity                                                2,217,970            2,185,985
                                                                                 ----------           ----------
        Total liabilities and shareholders' equity                               15,086,475           10,332,639
                                                                                 ==========           ==========


    The accompanying notes are an integral part of the financial statements.

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                              STATEMENTS OF INCOME
                                 IN U.S. DOLLARS

                                                                     Nine months ended
                                                                        September 30,
                                                               -------------------------------
                                                                 1 9 9 7             1 9 9 6
                                                              ----------          ----------
INTEREST INCOME
    Interest on due from banks and time deposits
     with banks                                                  237,119             187,389
    Interest on securities                                       518,803             252,182
    Interest on loans                                            951,391             978,048
                                                              ----------          ----------
        Total interest income                                  1,707,313           1,417,619
                                                              ----------          ----------
INTEREST EXPENSE
    Interest on demand deposits                                   59,323              48,907
    Interest on time deposits                                    353,291             312,085
    Interest on deposits from National Bank                      186,174              70,632
                                                              ----------          ----------
        Total interest expense                                   598,788             431,624
                                                              ----------          ----------

NET INTEREST INCOME                                            1,108,525             985,995
Less:  Allowance for possible loan losses                       (293,692)           (183,662)
                                                              ----------          ----------
Net interest income after provision for credit losses            814,833             802,333
                                                              ----------          ----------

NON INTEREST INCOME
    Financial service fees                                       529,128             404,878
    Foreign exchange trading profits and commissions             811,026             572,913
    Other                                                         65,714              64,520
                                                              ----------          ----------
        Total non interest income                              1,405,868           1,042,311
                                                              ----------          ----------

NON INTEREST EXPENSE
    Salaries and related costs                                   473,664             290,007
    Equipment and depreciation                                    95,008              68,513
    Maintenance                                                   50,653              81,490
    Communication and transportation                             163,854             243,277
    Taxes other than income                                       23,872              31,689
    Outside services and processing                              134,824              89,828
    Marketing and development                                     19,834              16,810
    Fees paid                                                     71,374              37,055
    Other                                                         52,957              57,538
                                                              ----------          ----------
        Total non interest expense                             1,086,040             916,207
                                                              ----------          ----------
INCOME BEFORE INCOME TAXES                                     1,134,661             928,437
INCOME TAX PROVISION                                             185,888             136,361
                                                              ----------          ----------
NET INCOME                                                       948,773             792,076
                                                              ==========          ==========
NET INCOME PER SHARE                                              103.58               95.37
                                                              ==========          ==========
WEIGHTED AVERAGE NUMBER OF SHARE
 USED IN THE ABOVE COMPUTATION                                      9160                8306
                                                              ==========          ==========


    The accompanying notes are an integral part of the financial statements.

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 IN U.S. DOLLARS


                                                                                      Nine months ended
                                                                                        September 30,
                                                                                ------------------------------
                                                                                 1 9 9 7              1 9 9 6
                                                                                ----------          ----------
RETAINED EARNINGS
Balance, January 1                                                                (837,336)           (748,195)
Net income                                                                         948,773             792,076
Adjustment of dividend proposed in prior year and paid during 1997                 (12,008)             23,563
                                                                                ----------          ----------
Balance, September 30                                                               99,429              67,444
                                                                                ----------          ----------
SHARE CAPITAL
Balance, January 1                                                               2,118,541             995,338
Issue of share capital (Note 12)                                                      --             1,123,203
                                                                                ----------          ----------
Balance, September 30                                                            2,118,541           2,118,541
                                                                                ----------          ----------
TOTAL SHAREHOLDERS' EQUITY                                                       2,217,970           2,185,985
                                                                                ==========          ==========



    The accompanying notes are an integral part of the financial statements.

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 IN U.S. DOLLARS

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     --------------------------------
                                                                       1 9 9 7             1 9 9 6
                                                                     -----------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              948,773             792,076
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Allowance for possible loan losses and doubtful accounts            293,692             183,662
    Provision for O.R.E. valuation adjustments                              949              11,211
    Depreciation and amortization                                        95,008              41,941
    Deferred taxes on operating profit                                      134              16,728
Decrease (increase) in interest receivable                               30,170            (120,947)
Decrease in other receivable                                                312             106,735
(Decrease) increase in interest payable                                  (5,308)              7,077
Increase in accrued expenses                                            138,835              28,643
                                                                     ----------          ----------
Net cash provided by operating activities                             1,502,565           1,067,126
                                                                     ----------          ----------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemptions of held to maturity securities              9,386,867           4,404,707
Purchases of held to maturity securities                             (9,383,621)         (6,005,123)
Net increase in time deposits with banks                               (376,323)           (520,000)
Net increase in loans                                                  (101,208)         (1,492,386)
Purchases of premises and equipment                                    (183,362)           (352,222)
Investment in investees                                                 (12,612)            (15,350)
                                                                     ----------          ----------
Net cash used in investing activities                                  (670,259)         (3,980,374)
                                                                     ----------          ----------

CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in non interest bearing deposits                           (86,069)         (1,083,080)
Net increase in interest bearing deposits                             3,683,389             178,726
Net decrease (increase) in deposits of the National Bank             (2,580,645)            887,438
Proceeds from issue of share capital                                       --               727,497
Cash dividend paid                                                     (278,886)         (1,793,494)
                                                                     ----------          ----------
Net cash provided by (used in) financing activities                     737,789          (1,082,913)
                                                                     ----------          ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,570,095          (3,996,161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                  5,096,504           7,548,288
                                                                     ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD                        6,666,599           3,552,127
                                                                     ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                           609,973             573,237
Income taxes paid                                                        68,763              85,645

TRANSACTIONS NOT INVOLVING CASH FLOWS
Share capital issued against buildings                                     --               395,706
Investment against waiver of rental fees                                   --                25,461


    The accompanying notes are an integral part of the financial statements.

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS



NOTE 1 - GENERAL

           (a)    Establishment of the Bank

                  Banca Comerciala pe Actiuni "Export-Import" ("Exim Bank" or "the Bank") which till June 1996 was reffered to as "Banca de Export-Import a Moldovei S.R.L.", was established on April 26, 1994 in accordance with a resolution of the Republic of Moldova ("Moldova") to be owned by foreign investors (65%) and the Government of Moldova (35%).

                  The Bank received its General Banking License from the National Bank of Moldova on April 29, 1994 and began activity as a new bank on June 1, 1994.

                  The Bank was previously a Moldovan extension of the Vnesh-Econom Bank of the Soviet Union (now a Russian bank), then became an international division of the National Bank of Moldova.

                  On September 12, 1996 the foreign investor together with a related party bought the Government of Moldova's share in the Bank. As a result of that transaction, the current holdings in the Bank are as follows: the foreign investor 50% and the foreign investor (related party) 50%.

           (b)    Activity of the Bank

                  Exim Bank carries on a variety of banking activities in Moldova. These activities include, inter alia, receipt of monetary deposits, granting credit, transacting in foreign currency, financing international trade, issuing credit cards, investment in securities, retaining and managing marketable documents and other assets for other parties, and managing payments.

                  The Bank is an authorized dealer permitted, under the Law of Financial Institutions, to transact in foreign currency. As from October 1995 the Bank is licensed to sell and buy State securities in the first and secondary markets.

                  The Bank participates in auctions, arranged by the National Bank of Moldova, in its own name and on its own account or on behalf of its clients.

                  The Bank is also a member of the stock exchange in Moldova.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         The financial statements were prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.

         (a)Financial statements in U.S. dollars

               (1)General

                  The Bank operates in Moldova, and its currency of operation is the Moldovan leu ("MDL"). Moldova is still considered a country with hyper-inflation as the rate of inflation in the three years preceding 1997 reached more than 100%.

                  Accordingly, pursuant to Statements of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", of the Financial Accounting Standards Board ("FASB") of the United States, the financial statements were remeasured in United States dollars ("the dollar"). In light of the rate of inflation as from 1995, it appears that the financial statements for the periods as from January 1, 1998 will be measured in local currency, ie the MDL.

               (2)Principles of remeasurement

                      (a)Balance sheets

                           Monetary assets and liabilities were translated according to the exchange rate of the dollar as of the date of the financial statements. Non-monetary items are included at their historical cost in dollars. See also Note 2(m).

                      (b)Statements of income

                           Items expressing transactions in the reporting period are included according to the average exchange rate of the dollar in the month of the transaction. Components related to non-monetary items were adjusted on the same basis as the related balance sheet items.

                           The financing item expresses financing income and expenses in dollar values as well as the erosion of monetary balances during the year.

           (b)Exchange rate of the dollar

               Following is information on the exchange rate of the dollar:

                                                              EXCHANGE RATE
                                                              OF THE DOLLAR
                                                              ACCORDING TO
                                                                 THE MDL
                                                              --------------
December 31,
    1996                                                          4.650
    1995                                                          4.522

                                                                 PERCENT
                                                              --------------
Rate of increase in year ended December 31,
    1996                                                          2.83
    1995                                                          5.85

               (c)Use of Estimates

                  In accordance with generally accepted accounting principles, management of the Bank has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

               (d)Cash and cash equivalents

                  Cash and cash equivalents are defined as cash on hand, cash items in the process of collection and amounts due from correspondent banks and the National Bank of Moldova.

               (e)Securities

                  Securities which the Bank has the positive intent and ability to hold to maturity are included in held to maturity securities and are stated at cost, adjusted for accretion of discount based upon the maturity value.

               (f)Loans

                  Loans are stated at the principal amount outstanding, net of any unearned income. Interest on loans is recognized on the accrual basis and is credited to interest income based upon the principal amount outstanding.

                  Loans are considered impaired and are placed on nonaccrual status when collection of all or a portion of principal or interest in accordance with contractual terms, is in doubt. Interest on nonaccrual loans is credited to principal or recognized as income on a cash basis.

               (g)Allowance for possible loan losses

                  The allowance for possible loan losses is established through provisions for possible loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for possible loan losses, and subsequent recoveries, if any, are credited to the allowance.

                  The allowance for possible loan losses is based upon management's estimation of the amount necessary to maintain the allowance at a level adequate to absorb estimated potential loan losses. The determination of the adequacy of the allowance for possible loan losses hinges upon various judgments and assumptions, including but not necessarily limited to, management's assessment of potential losses on individual loans, domestic and international economic conditions, loan portfolio composition, transfer risks, and prior loan loss experience.

               (h)Investments in investee

                  The investments are included at cost.

               (i)Premises and equipment

                  Bank buildings, equipment, improvements and leasehold improvements are stated at cost less accumulated depreciation computed on a straight-line basis. The useful life of the premises and equipment is determined by the application of Moldovan regulations.

                  In accordance with Statement of Financial Accounting Standards
                  (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Bank examines the possibility of decrease in value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

               (j)Other real estate

                  Other real estate is carried at the lower of the recorded investment in the property or fair value less estimated selling expenses.

               (k)Deferred income taxes

                  Deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A temporary difference is the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax assets and liabilities are determined at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes, in the reported periods, the company does not have any tax assets.

               (l)Financial instruments

                  In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and guarantees. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

               (m)Foreign currency translation

                  Foreign currency assets and liabilities are translated at prevailing rates. Gains or losses resulting from translation are credited or charged to the relevant statement of income items.

               (n)Net income per share

                  Net income per share of share capital has been computed on the basis of the weighted average number of shares of share capital outstanding.

NOTE 3 - CASH AND DUE FROM BANKS

                                                                   SEPTEMBER 30,
                                                          -----------------------------
                                                             1997                1996
                                                          ----------          ---------
                                                                   U.S. DOLLARS
Cash                                                         922,921          1,118,897
Current account with National Bank of Moldova (a)            548,971          1,173,094
Current accounts with foreign banks (b)                    5,212,653          1,260,136
                                                          ----------          ---------
                                                           6,684,545          3,552,127
Less allowance for doubtful accounts                         (17,946)              --
                                                          ----------          ---------
                                                           6,666,599          3,552,127
                                                          ==========          =========

         (a) The Bank maintains on a daily basis the level of the reserves in MDL equal to 8% of the amount of the total attracted funds in MDL and hard currency. At least 6% of the total amount must be kept in MDL at the correspondent account with the National Bank of Moldova.

                  The Bank may conduct operations that will reduce its balance in the account below the level of the required reserves. In such cash until the end of the report period the Bank must increase the amount of the obligatory reserves so that the average amount of MDL for the report period meets the required level.

                  The National Bank may change if necessary the norm of the level of the obligatory reserves in conformity with the monetary and currency policy of the Republic of Moldova.

         (b) The maximum foreign currency exchange exposure (the difference in MDL between the total assets and the total liabilities for each currency divided by the total normative capital) that is authorized by the National Bank of Moldova is 10% for each currency or 25% for all the foreign currencies taken together.

                  In order to retain the foreign currency exposure limitations fixed by the National Bank of Moldova and because of the excess of sources of foreign currency, the Bank was required to balance the exposure by deposits in current accounts with foreign banks.

         (c)      Regarding limitations on cash see Note 17(e).


NOTE 4 - TIME DEPOSITS WITH BANKS

                                                SEPTEMBER 30,
                                        --------------------------
                                           1997              1996
                                       -----------       -----------
                                                U.S. DOLLARS
Gross balance                            986,323           649,836
Allowance for doubtful accounts          (55,161)         (129,836)
                                        --------          --------
Net balance                              931,162           520,000
                                        ========          ========

         The interest on time deposits with banks in the first nine months of 1997 was between 20% and 30% (corresponding period of 1996 - 20%).

NOTE 5 - SECURITIES

         All securities in the portfolio as of September 30, 1997 are State securities issued for between 28 and 273 days (September 30, 1996 - between 28 and 91 days) and are held to maturity.

         The State securities are issued into circulation by the Ministry of Finance of the Republic of Moldova in the form of electronic records. The securities are issued for any period not exceeding 364 days.

         The State securities are sold at discount and repurchased at par value. The State securities are sold at auctions arranged by the National Bank of Moldova following the instructions of the Ministry of Finance of Moldova. The auctions are attended by the commercial banks dealers that have correspondent accounts with the clearing center of the National Bank. Exim Bank is a licensed professional participant in the securities market and has an agreement with the National Bank to service transactions in respect of State securities. The redemption of the State securities is effected by the Ministry of Finance from the republican budget funds.

         The yield of the State securities as of September 30, 1997 was between 17% and 22% (September 30, 1996 - between 26% and 36%).

         Regarding liens registered on securities see Note 17(d).

NOTE 6 - LOANS

                                                                  SEPTEMBER 30,
                                                         ------------------------------
                                                            1997                1996
                                                         ----------          ----------
                                                                 U.S. DOLLARS
(a) Composition of  loan
    Construction                                             74,708              37,353
    Agriculture                                             198,265             769,231
    Manufacturing                                           255,435             896,552
    Commercial                                            1,153,842           1,204,872
    Finance                                                  68,567             100,211
    Services                                              1,021,315             414,658
    Consumers                                               860,995             322,689
                                                         ----------          ----------
                                                          3,633,127           3,745,566
    Allowance for possible loan losses                     (207,536)           (303,350)
                                                         ----------          ----------
                                                          3,425,591           3,442,216
                                                         ==========          ==========

           The interest on loans in MDL in the first nine months of 1997 was between 10% and 50% (between 20% and 70%).
           The interest on loans in other currencies in the first nine months of 1997 was approximately 30% (corresponding period of 1996 - between 20% and 40%).

                                                 SEPTEMBER 30,
                                           --------------------------
                                             1997             1996
                                           ---------       ----------
                                                 U.S. DOLLARS
(b) Impaired loan information
    Impaired loans                           26,315          67,547
    Allowance for impaired loans             23,707          49,582
                                             ------         -------
                                              2,608          17,965
                                             ======         =======
    Average impaired loans                   50,552         129,615
                                             ======         =======

    No interest was recognized on impaired loans on the cash basis for the above periods.

        (c) Analysis of the change in the allowance for possible loan losses:

                                                                     SEPTEMBER 30,
                                                               --------------------------
                                                                 1997              1996
                                                               --------          --------
                                                                       U.S. DOLLARS

    Balance as of January 1                                     274,665           265,257
    Provisions during the period                                229,244           183,662
    Write-offs                                                 (295,799)         (140,347)
    Inflationary erosion and adjustments                           (574)           (5,222)
                                                               --------          --------
    Balance as of September 30                                  207,536           303,350
                                                               ========          ========


         The Bank must classify all loans on a quarterly basis in accordance with the regulations of the National Bank of Moldova. On the basis of the classification the minimum amount of the allowance for possible loan losses should be determined.

         Each of the Bank's loans must be ascribed to one of the following categories. If a loan can be classified differently according to the given criteria it should be ascribed to the stricter category.

         The allowance for possible loan losses was calculated by applying the following percentages to each category:

                          Allowance (%)
                       ---------------------
                          September 30,
                       ---------------------
Credit category        1997         1996
---------------        ----         ----
    Standard              2%         --
    Watch                 3%           2%
    Substandard           5%           5%
    Doubtful             75%          30%
    Loss                100%         100%



         Write-offs are made in the quarter when the loans are classified as loan losses.

         The minimum required allowance for loan losses according to the regulations of the National Bank of Moldova as of September 30, 1997 is U.S.$ 203.3 thousand (September 30, 1996 - U.S.$ 271.3 thousand).

NOTE 7 - INVESTMENTS IN INVESTEES

             Composition of balance of investment:

INVESTEE                                     PERCENTAGE OF HOLDING                 COST
------------                                 ---------------------              ------------
                                                       %                        U.S. Dollars
                                                    -------                     ------------
SEPTEMBER 30, 1997

Bursa de Valori (a)                                   1.79                          2,274
Exim Asint (b)(c)                                    15.00                         45,713
Cartea de Credit Moldova                              5.00                         12,565
Salvo - Chentru                                       4.00                             47
                                                                                   ------
                                                                                   60,599
                                                                                   ======
SEPTEMBER 30, 1996
Bursa de Valori (a)                                   1.79                          2,274
Exim Asint (b)(c)                                    15.00                         45,713
                                                                                   ------
                                                                                   47,987
                                                                                   ======

(a) A legally-established enterprise which serves as the stock exchange of Moldova.

(b) U.S.$ 25,461 of the amount of the authorized investment is against the Bank's waiver of rental fees for a period of 27 years. See also Note 8.

(c)      A related party.

NOTE 8 - BANK PREMISES AND EQUIPMENT

         Bank premises and equipment as of September 30 include the following:

                                                       DEPRECIABLE              SEPTEMBER 30,
                                                                       -------------------------------
                                                          LIVES            1997              1996
                                                       -----------     ------------       ------------
                                                          YEARS                 U.S. Dollars
Buildings (a)(b)                                           100            456,957           456,957
Improvements                                                10            337,440           244,546
Furniture and equipment                                 4 - 15            372,863           296,056
                                                                        ---------          --------
                                                                        1,167,260           997,559
Less accumulated depreciation and amortization                           (177,197)         (119,405)
                                                                        ---------          --------
Balance at end of the year                                                990,063           878,154
                                                                        =========          ========

           (a)    Including:

                  (1) Building at a cost of U.S.$ 342,994 in which the Bank is located.

                  (2) Building at a cost of U.S.$ 113,966 in which Exim Asint is located.

                  The buildings were transferred from ownership by a Government company to the Bank on February 12, 1996 as the Government's share in increasing the Bank's capital. The buildings were recorded in the books of the Bank at their depreciated cost as it appears in the books of the Government company on the date of the transfer (see also Note 12).

                  Preceding the transfer, the Bank building was rented from the Government company.

         (b) On April 23, 1996 the right to use the building was transferred to Exim Asint for 27 years in consideration for receipt of 1,161 shares of the company.

NOTE 9 - OTHER ASSETS

                                                      SEPTEMBER 30,
                                                -----------------------
                                                  1997            1996
                                                -------         -------
                                                      U.S. DOLLARS

Accrued interest receivable                      93,396          88,222
Prepaid expenses                                 33,609          48,867
Dividend paid in advance*                          --            85,247
Other real estate                                  --             6,282
                                                -------         -------
                                                127,005         228,618
                                                =======         =======

             * Dividend that was paid in advance to the foreign investors.

NOTE 10- DEPOSITS

         (a)      Non interest deposits are mainly demand deposits in MDL.

         (b)(1) Demand deposits in foreign currency of foreign residents bear interest of 4% on amounts above U.S.$ 500.

                  Demand deposits in foreign currency of enterprises bear interest of 2% on amounts above U.S.$ 50,000.

                  Interest on time deposits in MDL in the first nine months of 1997 was between 20% and 30% (corresponding period of 1996 - between 20% and 50%). Interest on time deposits in U.S.$ in the first nine months of 1997 was between 8% and 12% (corresponding period of 1996 - same rates).

         (2)      Interest bearing deposits according to linkage basis:

                                                                       SEPTEMBER 30, 1997
                                          -------------------------------------------------------------------------------
                                                                             DEUTSCHE
                                             MDL              U.S.$            MARK             OTHER             TOTAL
                                          ---------         ---------         -------         ---------         ---------

                                                                    U.S. DOLLARS

Demand deposits                                --           6,100,893         418,722            42,380         6,561,995
Time deposits                             1,947,763           931,093            --                --           2,878,856
                                          ---------         ---------         -------         ---------         ---------
                                          1,947,763         7,031,986         418,722            42,380         9,440,851
                                          =========         =========         =======         =========         =========


                                                                                  SEPTEMBER 30, 1996
                                          -------------------------------------------------------------------------------
                                                                             DEUTSCHE
                                             MDL              U.S.$            MARK             OTHER             TOTAL
                                          ---------         ---------         -------         ---------         ---------

                                                                    U.S. DOLLARS

Demand deposits                               --           2,540,119         255,914            49,539         2,845,572
Time deposits                            1,572,669           845,728            --                --           2,418,397
                                         ---------         ---------         -------         ---------         ---------
                                         1,572,669         3,385,847         255,914            49,539         5,263,969
                                         =========         =========         =======         =========         =========

         (c) Deposits of the National Bank of Moldova are time deposits bearing interest of 20% - 22% as of September 30, 1996 (September 30, 1997 - none).

NOTE 11- OTHER LIABILITIES

                                      SEPTEMBER 30,
                                 -----------------------
                                   1997           1996
                                 -------        --------
                                      U.S. DOLLARS

Dividend payable *               786,252           --
Taxes payable                    131,032         49,337
Accrued interest payable           7,744         10,440
Deferred tax                      22,138         19,895
Other                             21,912         20,197
                                 -------         ------
                                 969,078         99,869
                                 =======         ======

* The balance is the share of the foreign investors in the dividend declared but which was not paid in cash (see also Note 12(b)).


NOTE 12- SHAREHOLDERS' EQUITY

         (a)      Shareholders' equity

                  Following a change in the minimum required capital of banks in Moldova by the National Bank of Moldova, on February 12, 1996 additional shares were allotted to the Bank's shareholders in proportion to their part in the share capital of the Bank as of that date.

                  The consideration to the Government company for the allotment was redeemed by transfer of two buildings to the ownership of the Bank (see Note 8). The investment of the foreign investors was financed from the dividends to which they are entitled.

         (b)      Dividend

                  In accordance with the law on the State budget, a Government-owned company is required to transfer the Government's share in its revenues (calculated in accordance with Moldovian accounting standards) as a dividend to the State budget.

                  The Bank paid the dividend accruing to the Government until purchase of the Government's share by the foreign investors.

                  According to a decision of the counsel of the Bank, the share of the foreign investors in the dividend will remain in the Bank and will be used to increase its authorized share capital and to purchase the Government's share in the capital.


NOTE 13- INCOME TAXES

         (a)      Benefits under the Foreign Investments Law

                  The investment of the shareholders in the Bank was granted the status of a foreign investment in accordance with the Foreign Investments Law of the Government of Moldova. Accordingly, the income that was derived by the Bank during its first five years of operation is taxable at a reduced tax rate of 16% (regular tax rate in Moldova is 32%).

                  The period of tax benefits under the Foreign Investments Law will end in 1998.

         (b)      Deferred tax liability

                  The liability for deferred taxes is the liability provided in respect of fixed assets deductible for tax purposes in the year of their purchase. The balance for deferred tax liability is presented in other liabilities. See also Note 11.

         (c)      Composition of taxes

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                     ------------------------
                                       1997            1996
                                     -------         --------
                                            U.S. DOLLARS

Current taxes                        185,754         119,633
Deferred taxes                           134          16,728
                                     -------         -------
                                     185,888         136,361
                                     =======         =======



NOTE 14- RELATED PARTY TRANSACTIONS


         Exim Bank transacts business with related parties while conducting its commercial banking activities. The transactions are on substantially the same terms as those prevailing at the time for comparable transactions with others.

NOTE 15- ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO LINKAGE BASES

                                                                               September 30, 1997
                                            --------------------------------------------------------------------------------------
                                                                          Deutsche     Soft               Non-monetary
                                                MDL           U.S.$         Mark     currency*    Other       items         Total
                                            --------       -------       --------    ---------   ------   ------------      ------
                                                                                       U.S.
                                                                                     Dollars
ASSETS
Cash and due from Bank                        806,850      5,342,790      345,561     71,276    100,122         --        6,666,599
Time deposits with banks                      551,162        380,000         --         --         --           --          931,162
Held to maturity security                   2,885,456           --           --         --         --           --        2,885,456
Loans                                       2,296,639      1,336,488         --         --         --           --        3,633,127
Less allowance for possible loan losses      (166,875)       (40,661)        --         --         --           --         (207,536)
Investments in investee                          --             --           --         --         --         60,599         60,599
Bank premises and equipment                      --             --           --         --         --        990,063        990,063
Other assets                                   61,392         31,311          693       --         --         33,609        127,005
                                           ----------     ----------     --------     ------    -------    ---------    -----------

Total  assets                               6,434,624      7,049,928      346,254     71,276    100,122    1,084,271     15,086,475
                                           ==========     ==========     ========     ======    =======    =========    ===========
LIABILITIES
Non-interest bearing deposits               2,182,945        167,833       38,199     69,599       --           --        2,458,576
Interest bearing deposits                   1,947,763      7,031,986      418,722        178     42,202         --        9,440,851
                                           ----------     ----------     --------     ------    -------    ---------    -----------

Total deposits                              4,130,708      7,199,819      456,921     69,777     42,202         --       11,899,427

Other liabilities                             962,753          6,325         --         --         --           --          969,078
                                           ----------     ----------     --------     ------    -------    ---------    -----------

Total liabilities                           5,093,461      7,206,144      456,921     69,777     42,202         --       12,868,505
                                           ==========     ==========     ========     ======    =======    =========    ===========
Difference                                  1,341,163       (156,216)    (110,667)     1,499     57,920    1,084,271      2,217,970
                                           ==========     ==========     ========     ======    =======    =========    ===========

*     Including Rumanian Leu and currencies of the former Soviet Union

NOTE 15- ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO LINKAGE BASES
(continued)

                                                                               September 30, 1996
                                            --------------------------------------------------------------------------------------
                                                                          Deutsche     Soft               Non-monetary
                                                MDL           U.S.$         Mark     currency*    Other       items         Total
                                            --------       -------       --------    ---------   ------   ------------      ------
                                                                                       U.S.
                                                                                     Dollars


ASSETS
Cash and due from Bank                      1,391,374      1,866,165      151,746     54,044    88,798         --        3,552,127
Time deposits with banks                         --          520,000         --         --        --           --          520,000
Held to maturity security                   1,663,537           --           --         --        --           --        1,663,537
Loans                                       2,278,833      1,359,423      107,310       --        --           --        3,745,566
Less allowance for possible loan losses      (247,327)       (54,720)      (1,303)      --        --           --         (303,350)
Investments in investee                          --             --           --         --        --         47,987         47,987
Bank premises and equipment                      --             --           --         --        --        878,154        878,154
Other assets                                   29,270         64,429          805       --        --        134,114        228,618
                                           ----------     ----------     --------     ------    ------    ---------    -----------

TOTAL ASSETS                                5,115,687      3,755,297      258,558     54,044    88,798    1,060,255     10,332,639
                                           ==========     ==========     ========     ======    ======    =========    ===========

LIABILITIES
Non-interest bearing deposits               1,516,769        208,864       10,713     47,824       637         --        1,784,807
Interest bearing deposits                   1,572,669      3,385,847      255,914       --      49,539         --        5,263,969
Deposits of the National Bank of
   Moldova                                    998,009           --           --         --        --           --          998,009
                                           ----------     ----------     --------     ------    ------    ---------    -----------
TOTAL DEPOSITS                              4,087,447      3,594,711      266,627     47,824    50,176         --        8,046,785

Other liabilities                              98,627          1,242         --         --        --           --           99,869
                                           ----------     ----------     --------     ------    ------    ---------    -----------
TOTAL LIABILITIES                           4,186,074      3,595,953      266,627     47,824    50,176         --        8,146,654
                                           ==========     ==========     ========     ======    ======    =========    ===========

DIFFERENCE                                    929,613        159,344       (8,069)     6,220    38,622    1,060,255      2,185,985
                                           ==========     ==========     ========     ======    ======    =========    ===========

*     Including Rumanian Leu and currencies of the former Soviet Union

NOTE 16- ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO MATURITY DATES

                                                                   SEPTEMBER 30, 1997
                                --------------------------------------------------------------------------------------
                                                                                              Without
                                                From 1 month   From 3 months  From 1 year to   fixed
                                Up to 1 month   to 3 months      to 1 year      3 years       maturity      Total
                                 ----------     ----------     ----------     --------     ---------    -----------
                                                                     U.S.$ DOLLARS

ASSETS
Cash and due from Bank            6,666,599           --             --           --            --        6,666,599
Time deposits with banks              9,802        250,000        671,360         --            --          931,162
Held to maturity security         1,576,007      1,309,449           --           --            --        2,885,456
Loans                               930,139        490,782      2,105,615      106,591          --        3,633,127
Less allowance for  possible
  loan losses                       (97,467)       (24,223)       (83,714)      (2,132)         --         (207,536)
Investments in investee                --             --             --           --          60,599         60,599
Bank premises and equipment            --             --             --           --         990,063        990,063
Other assets                        102,764         12,364          7,579        4,298          --          127,005
                                 ----------     ----------     ----------     --------     ---------    -----------

TOTAL ASSETS                      9,187,844      2,038,372      2,700,840      108,757     1,050,662     15,086,475
                                 ==========     ==========     ==========     ========     =========    ===========

LIABILITIES
Non-interest bearing deposits     2,458,576           --             --           --            --        2,458,576
Interest bearing deposits         7,131,368        535,826      1,773,657         --            --        9,440,851
                                 ----------     ----------     ----------     --------     ---------    -----------

Total deposits                    9,589,944        535,826      1,773,657         --            --       11,899,427

Other liabilities                    29,656         87,354         43,678       22,138       786,252        969,078
                                 ----------     ----------     ----------     --------     ---------    -----------

TOTAL LIABILITIES                 9,619,600        623,180      1,817,335       22,138       786,252     12,868,505
                                 ==========     ==========     ==========     ========     =========    ===========

DIFFERENCE                         (431,756)     1,415,192        883,505       86,619       264,410      2,217,970
                                 ==========     ==========     ==========     ========     =========    ===========

NOTE 16- ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO MATURITY DATES
(continued)

                                                                   SEPTEMBER 30, 1996
                                --------------------------------------------------------------------------------------
                                                                                              Without
                                                From 1 month   From 3 months  From 1 year to   fixed
                                Up to 1 month   to 3 months      to 1 year      3 years       maturity      Total
                                 ----------     ----------     ----------     --------     ---------    -----------
                                                                     U.S.$ DOLLARS


ASSETS
Cash and due from Bank            3,552,127           --             --          --            --        3,552,127
Time deposits with banks               --          160,000        360,000        --            --          520,000
Held to maturity security           869,652        793,885           --          --            --        1,663,537
Loans                               834,151      1,098,063      1,784,673      28,679          --        3,745,566
Less allowance for possible
  loan losses                      (126,214)       (76,590)      (100,044)       (502)         --         (303,350)
Investments in investee                --             --             --          --          47,987         47,987
Bank  premises and equipment           --             --             --          --         878,154        878,154
Other assets                        103,912         31,233          8,226        --          85,247        228,618
                                 ----------     ----------     ----------    --------     ---------    -----------
TOTAL ASSETS                      5,233,628      2,006,591      2,052,855      28,177     1,011,388     10,332,639
                                 ==========     ==========     ==========    ========     =========    ===========

LIABILITIES
Non-interest bearing deposits     1,784,807           --             --          --            --        1,784,807
Interest bearing deposits         3,281,837        871,228      1,110,904        --            --        5,263,969
Deposits of  the National
  Bank of Moldova                   218,991        779,018           --          --            --          998,009
                                 ----------     ----------     ----------    --------     ---------    -----------
Total deposits                    5,285,635      1,650,246      1,110,904        --            --        8,046,785

Other liabilities                    30,637         49,337           --        19,895          --           99,869
                                 ----------     ----------     ----------    --------     ---------    -----------
TOTAL LIABILITIES                 5,316,272      1,699,583      1,110,904      19,895          --        8,146,654
                                 ==========     ==========     ==========    ========     =========    ===========
DIFFERENCE                          (82,644)       307,008        941,951       8,282     1,011,388      2,185,985
                                 ==========     ==========     ==========    ========     =========    ===========

NOTE 17- COMMITMENTS AND CONTINGENT LIABILITIES

         (a) In April 1996 a trilateral agreement was signed between Dresdner Bank AG, Tirex-Petrol S.A. (an 80% State-run company) and the Exim Bank concerning financing import of oil products into Moldova.

                  According to the agreement, the oil dealer nominated by Dresdner Bank imports oil products into Moldova on the conditions agreed upon with Tirex-Petrol. Dresdner Bank finances the transaction under the letters of credit opened by Exim Bank and confirmed by Dresdner Bank. The oil products are later sold on the local market for MDL, which are then converted into U.S. dollars by Exim Bank and used for the repayment to Dresdner Bank. The maximum period for actual financing by Dresdner Bank is three months.

                  The Government of Moldova issued the standby guarantee signed by the Minister of Finance of Moldova which states that it will repay the indebtedness to Dresdner Bank if the other two parties do not fulfill their obligations.

                  The agreement expires in 2001.

         (b) In 1995 an agreement was signed between Moldova and the United States for financing imports into Moldova of grain products from the United States. Under this agreement Exim Bank opens letters of credit by order of its client in favor of the grain supplier in the United States. The correspondent bank in the United States then confirms the letter of credit. The letter of credit stipulates that a corresponding United States Government agency in conformity with the agreement guarantees the payment upon receipt of the documents confirming delivery of the goods.

         (c)      Off-balance sheet financial instruments

              Notional amounts of the Bank's financial instruments with off-balance sheet risk:

                                       SEPTEMBER 30,
                                 ----------------------------
                                   1997                 1996
                                 -----------        ----------
                                        U.S. DOLLARS

     Guarantees                    269,710            73,905
     Letters of credit           7,831,322           438,920
     Unutilized credit lines       385,001           165,087
                                 ---------           -------
                                 8,486,033           677,912
                                 =========           =======


         (d) The total amount of securities on which liens were registered in favor of the National Bank of Moldova in respect of the obligatory reserves as of September 30, 1996 is U.S.$ 609 thousand (September 30, 1997 - 0).

         (e) A lien is registered on cash in the amount of U.S.$ 170 thousand against guarantees given by Commerzbank in Exim Bank name (September 30, 1996 - 0).

NOTE 18 - REGULATORY MATTERS

         (a) The reserve requirements are considered fulfilled if for the reported period the Bank maintained on the daily average 8% of the amount of the total attracted funds in MDL and hard currency, not less than 6% of which in MDL at the correspondent account with the National Bank of Moldova and not more than 2% in MDL cash in the Bank.

         (b) Starting from January 1, 1998 the Bank must have and maintain a total normative capital of not less than U.S.$ 3.44 million (MDL 16 million).

         (c) Tax related issues which could affect the banking sector in Moldova, in accordance with the Tax Code and the 1998 State budget adopted by the Parliament of Moldova in the first reading, including:

                  (1) Income from Moldovian Treasury Bills will not be taxable as in the current year.

                  (2) Interest paid by banks on deposits of private clients will not be taxed until 1999.

         (d) Starting from January 1, 2000 all the banks must have and maintain a ratio of total normative capital to risk weighted assets equal to at least 12%.


NOTE 19- FINANCIAL INSTRUMENTS

         (a)      Balance sheet financial instruments

                  In the normal course of business, the Bank provides to its customers a wide variety of financial instruments. These financial instruments involve various degrees of risk, as follows:

                  (1) Credit risk - in conducting business activities, the Bank is exposed to the possibility that borrowers may default on their obligations to the Bank. To minimize this risk -

                           the Bank evaluates each customers' credit worthiness on a case by case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.

                           the Bank strives to maintain a credit risk profile that is diverse in terms of industry and borrower concentration.

                           For significant group concentration of credit risk see Note 6(a).

                  (2) Market risk - in the normal course of business, the Bank is exposed to market risks which include both price and liquidity risks.

                           Price risk arises from fluctuation in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the value of financial instruments.

                           Liquidity risk arises from the possibility that the Bank may be unable to satisfy current and future financial commitments.

                           In order to reduce the above risk, the Bank acts to balance its assets and liabilities from the standpoint of repayment dates and linkage basis, in light of the fact that interest rates related to the Bank's financial instruments are fixed.

                  (b)      Off-balance sheet financial instruments

                           The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit in excess of the amount recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

                           The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                           Unless noted otherwise, the Bank requires collateral or other security to support financial instruments with credit risk.

                           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank acts to limit these credit risks in the same way as for balance sheet credit risk.

                           Financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds deposits as collateral supporting those commitments for which collateral is deemed necessary.

                           Regarding off-balance sheet financial instruments see
                           Note 17(c).

                  (c)      Fair value of financial instruments

                           The fair value of cash and cash equivalents is equal to their carrying amounts in the financial statements.

                           The fair value of other financial instruments, including time deposits with banks, securities, loans and deposits is not included herein, although their fair value may differ substantially from their carrying amount, since it is not practicable for Bank management to estimate the fair value of those financial instruments for the following reasons:

                           (1) A quoted market price is not available for any of those financial instruments.

                           (2) Management of the Bank has not yet developed a valuation model necessary to make an estimate, due mainly to the instability of the local markets and the fluctuation in interest rates.

                  Information pertinent to the estimation of fair value of those financial instruments is included in:

                  (1)      Carrying amounts in the balance sheets.

                  (2)      Effective interest rates, as follows:

                           Time deposits with banks - Note 4.
                           Securities - Note 5.
                           Loans - Note 6.
                           Deposits - Note 10.

                  (3)      Linkage bases - Note 15.

                  (4)      Maturity dates - Note 16.

                       REPORT OF THE INDEPENDENT AUDITORS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
(MOLDOVAN COMPANY)


We have audited the accompanying balance sheets of Banca Comerciala pe Actiuni "Export-Import" (Moldovan Company) ("the Company") as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the related results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States.





                                           Braude Bavly
                                           Certified Public Accountants (Israel)
                                           A Member of KPMG International


Tel Aviv, December 18, 1997

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                                 BALANCE SHEETS
                                 IN U.S. DOLLARS

                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                      NOTE        1 9 9 6        1 9 9 5
                                                                      ----        -------        -------
ASSETS
Cash and due from banks (net of allowance for doubtful
   accounts of U.S.$ 18,882 at December 31, 1996)                       3         5,096,504      7,548,288
Time deposits with banks (net of allowance for doubtful
   accounts of U.S.$ 129,032 and U.S.$ 132,685 at
   December 31, 1996 and 1995, respectively)                            4           610,000              -
Held to maturity securities                                             5         2,911,475              -
Loans                                                                   6         3,837,579      2,398,749
Less: allowance for possible loan losses                                6          (274,665)      (265,257)
Investments in investee                                                 7            47,987          7,176
Bank premises and equipment                                             8           901,709        172,167
Other assets                                                            9           135,663        203,491
                                                                                 ----------     ----------
                  Total assets                                                   13,266,252     10,064,614
                                                                                 ==========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
         Non interest bearing deposits                                10(a)       2,544,645      2,867,887
         Interest bearing deposits                                    10(b)       5,757,462      5,085,243
         Deposits of the National Bank                                10(c)       2,580,645        110,571
                                                                                 ----------     ----------
                  Total deposits                                                 10,882,752      8,063,701
                                                                                 ----------     ----------

Other liabilities                                                      11         1,102,295      1,753,770
                                                                                 ----------     ----------
                  Total liabilities                                              11,985,047      9,817,471
                                                                                 ----------     ----------

Shareholders' equity:                                                  12
         Share capital - 1,000 Leu par value; authorized and
            outstanding 9,160 shares and 4,034 shares, at
            December 31, 1996 and 1995, respectively                              2,118,541        995,338
         Accumulated deficit                                                       (837,336)      (748,195)
                                                                                 ----------     ----------
                  Total shareholders' equity                                      1,281,205        247,143
                                                                                 ----------     ----------

                  Total liabilities and shareholders' equity                     13,266,252     10,064,614
                                                                                 ==========     ==========







    The accompanying notes are an integral part of the financial statements.

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                              STATEMENTS OF INCOME
                                 IN U.S. DOLLARS

                                                                                        YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                                    1 9 9 6       1 9 9 5
                                                                                    -------       -------
INTEREST INCOME
         Interest on due from banks and time deposits with banks                     234,859       253,650
         Interest on securities                                                      401,931             -
         Interest on loans                                                         1,292,798       856,729
                                                                                   ---------     ---------
                  Total interest income                                            1,929,588     1,110,379
                                                                                   ---------     ---------

INTEREST EXPENSE
         Interest on demand deposits                                                  61,948        64,697
         Interest on time deposits                                                   454,087       278,579
         Interest on deposits from National Bank                                     154,574       179,651
                                                                                   ---------     ---------
                  Total interest expense                                             670,609       522,927
                                                                                   ---------     ---------
NET INTEREST INCOME                                                                1,258,979       587,452
Less:  Allowance for possible loan losses                                           (202,119)     (356,133)
                                                                                   ---------     ---------
Net interest income after allowance for possible loan losses                       1,056,860       231,319
                                                                                   ---------     ---------

NON INTEREST INCOME
         Financial service fees                                                      552,316       650,845
         Foreign exchange trading profits and commissions                            801,662       766,118
         Other                                                                        77,422        25,777
                                                                                   ---------     ---------
                  Total non interest income                                        1,431,400     1,442,740
                                                                                   ---------     ---------

NON INTEREST EXPENSE
         Salaries and related costs                                                  475,822       248,362
         Occupancy                                                                     9,908        33,256
         Equipment and depreciation                                                  101,543        24,037
         Maintenance                                                                 108,383       117,936
         Communication and transportation                                            287,617        86,115
         Taxes other than income                                                      70,923        52,406
         Outside services and processing                                             108,544       120,456
         Marketing and development                                                    19,789        19,235
         Fees paid                                                                    60,516        80,729
         Other                                                                        58,405        65,300
                                                                                   ---------     ---------
                  Total non interest expense                                       1,301,450       847,832
                                                                                   ---------     ---------

INCOME BEFORE INCOME TAXES                                                         1,186,810       826,227
INCOME TAX PROVISION                                                                 161,137       202,351
                                                                                   ---------     ---------
NET INCOME                                                                         1,025,673       623,876
                                                                                   =========     =========

NET INCOME PER SHARE                                                                  120.39        154.65
                                                                                   =========     =========
WEIGHTED AVERAGE NUMBER OF SHARE
 USED IN THE ABOVE COMPUTATION                                                          8519          4039
                                                                                   =========     =========

    The accompanying notes are an integral part of the financial statements.

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 IN U.S. DOLLARS




                                                                                            YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                      1 9 9 6         1 9 9 5
                                                                                      -------         -------
ACCUMULATED DEFICIT
Balance, January 1                                                                     (748,195)       (345,890)
Net income                                                                            1,025,673         623,876
Proposed dividend (Note 11, Note 12)                                                 (1,137,849)     (1,073,411)
Adjustment of dividend proposed in prior year and paid during 1997                       23,035          47,230
                                                                                     ----------      ----------

Balance, December 31                                                                   (837,336)       (748,195)
                                                                                     ----------      ----------

SHARE CAPITAL
Balance, January 1                                                                      995,338         995,338
Issue of share capital (Note 12)                                                      1,123,203               -
                                                                                     ----------      ----------

Balance, December 31                                                                  2,118,541         995,338
                                                                                     ----------      ----------

TOTAL SHAREHOLDERS' EQUITY                                                            1,281,205         247,143
                                                                                     ==========      ==========





    The accompanying notes are an integral part of the financial statements.

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 IN U.S. DOLLARS

                                                                                                YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                                ------------
                                                                                          1 9 9 6         1 9 9 5
                                                                                          -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                1,025,673         623,876
Adjustments to reconcile net income to net cash
 provided by operating activities
         Allowance for possible loan losses and doubtful accounts                           202,119         356,133
         Provision for O.R.E. valuation adjustments                                          16,544               -
         Depreciation                                                                        71,309          24,037
         Deferred taxes on operating profit                                                  18,837           3,167
Increase in interest receivable                                                            (156,255)         (1,463)
Decrease (increase) in other receivable                                                     121,681         (61,370)
Increase in interest payable                                                                  9,689           3,363
Decrease in accrued expenses                                                                (26,782)       (148,880)
                                                                                         ----------       ---------
Net cash provided by operating activities                                                 1,282,815         798,863
                                                                                         ----------       ---------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemptions of held to maturity securities                                  6,756,851               -
Purchases of held to maturity securities                                                 (9,582,468)              -
Net (increase) decrease in deposits with banks                                             (610,000)         31,173
Net increase in loans                                                                    (1,631,541)       (143,981)
Purchases of premises and equipment                                                        (405,145)        (60,096)
Investment in investees                                                                     (15,350)        ( 2,274)
                                                                                         ----------       ---------
Net cash used in investing activities                                                    (5,487,653)       (175,178)
                                                                                         ----------       ---------

CASH FLOW FROM FINANCING ACTIVITIES
Net (decrease) increase in non-interest bearing deposits                                   (323,242)      1,943,572
Net increase (decrease) in interest bearing deposits                                        672,219        (277,967)
Net increase (decrease) in deposits of the National Bank                                  2,470,074        (498,043)
Proceeds from issue of share capital                                                        727,497               -
Cash dividend paid                                                                       (1,793,494)       (235,225)
                                                                                         ----------       ---------
Net cash provided by financing activities                                                 1,753,054         932,337
                                                                                         ----------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (2,451,784)      1,556,022
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                        7,548,288       5,992,266
                                                                                         ----------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                                              5,096,504       7,548,288
                                                                                         ==========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                               821,584         600,831
Income taxes paid                                                                           143,639         343,281

TRANSACTIONS NOT INVOLVING CASH FLOWS
Proposed dividend                                                                         1,137,849       1,073,411
Share capital issued against buildings                                                      395,706               -
Investment against waiver of rental fees                                                     25,461               -


    The accompanying notes are an integral part of the financial statements.

                   BANCA COMERCIALA PE ACTIUNI "EXPORT-IMPORT"
                               (MOLDOVAN COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS

NOTE 1 - GENERAL

(a)      Establishment of the Bank

         Banca Comerciala pe Actiuni "Export-Import" ("Exim Bank" or "the Bank") which till June 1996 was reffered to as "Banca de Export-Import a Moldovei S.R.L.", was established on April 26, 1994 in accordance with a resolution of the Republic of Moldova ("Moldova") to be owned by foreign investors (65%) and the Government of Moldova (35%).

         The Bank received its General Banking License from the National Bank of Moldova on April 29, 1994 and began activity as a new bank on June 1, 1994.

         The Bank was previously a Moldovan extension of the Vnesh-Econom Bank of the Soviet Union (now a Russian bank), then became an international division of the National Bank of Moldova.

         On September 12, 1996 the foreign investor together with a related party bought the Government of Moldova's share in the Bank. As a result of that transaction, the current holdings in the Bank are as follows: the foreign investor 50% and the foreign investor (related party) 50%.

(b)      Activity of the Bank

         Exim Bank carries on a variety of banking activities in Moldova. These activities include, inter alia, receipt of monetary deposits, granting credit, transacting in foreign currency, financing international trade, issuing credit cards, investment in securities, retaining and managing marketable documents and other assets for other parties, and managing payments.

         The Bank is an authorized dealer permitted, under the Law of Financial Institutions, to transact in foreign currency. As from October 1995 the Bank is licensed to sell and buy State securities in the first and secondary markets.

         The Bank participates in auctions, arranged by the National Bank of Moldova, in its own name and on its own account or on behalf of its clients.

         The Bank is also a member of the stock exchange in Moldova.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements were prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.

(a)      Financial statements in U.S. dollars

         (1)      General

                  The Bank operates in Moldova, and the currency of operation is the Moldovan leu ("MDL"). Moldova is still considered a country with hyper-inflation as the accrued rate of inflation in the three years preceding 1996 reached more than 100%.

                  Accordingly, pursuant to Statements of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation" and its financial statements were remeasured in United States dollars ("the dollar"). In light of the rate of inflation as from 1995, it appears that the financial statements for the periods as from January 1, 1998 will be measured in local currency, ie the MDL.

         (2)      Principles of remeasurement

                  (a)   Balance sheets

                        Monetary assets and liabilities were translated according to the exchange rate of the dollar as of the date of the financial statements. Non-monetary items are included at their historical cost in dollars.See also
                        Note 2 (m).

                  (b)   Statements of income

                        Items expressing transactions in the reporting period are included according to the average exchange rate of the dollar in the month of the transaction. Components related to non-monetary items were adjusted on the same basis as the related balance sheet items.

                        The financing item expresses financing income and expenses in dollar values as well as the erosion of monetary balances during the year.

         (b)      Exchange rate of the dollar

                  Following is information on the exchange rate of the dollar:

                                                          EXCHANGE RATE
                                                          OF THE DOLLAR
                                                          ACCORDING TO
                                                             THE MDL
                                                          -------------
     December 31,
         1996                                                 4.650
         1995                                                 4.522

                                                             PERCENT
                                                          -------------
Rate of increase in year ended December 31,
         1996                                                 2.83
         1995                                                 5.85

         (c)      Use of Estimates

                  In accordance with generally accepted accounting principles, management of the Bank has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

         (d)      Cash and cash equivalents

                  Cash and cash equivalents are defined as cash on hand, cash items in the process of collection and amounts due from correspondent banks and the National Bank of Moldova.

         (e)      Securities

                  Securities which the Bank has the positive intent and ability to hold to maturity are included in held to maturity securities and are stated at cost, adjusted for accretion of discount based upon the maturity value.

         (f)      Loans

                  Loans are stated at the principal amount outstanding, net of any unearned income. Interest on loans is recognized on the accrual basis and is credited to interest income based upon the principal amount outstanding.

                  portion of principal or interest in accordance with contractual terms, is in doubt. Interest on Loans are considered impaired and are placed on nonaccrual status when collection of all or a nonaccrual loans is credited to principal or recognized as income on a cash basis.

         (g)      Allowance for possible loan losses

                  The allowance for possible loan losses is established through provisions for possible loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for possible loan losses, and subsequent recoveries, if any, are credited to the allowance.

                  The allowance for possible loan losses is based upon management's estimation of the amount necessary to maintain the allowance at a level adequate to absorb estimated potential loan losses. The determination of the adequacy of the allowance for possible loan losses hinges upon various judgments and assumptions, including but not necessarily limited to, management's assessment of potential losses on individual loans, domestic and international economic conditions, loan portfolio composition, transfer risks, and prior loan loss experience.

         (h)      Investments in investee

                  The investments are included at cost.

         (i)      Premises and equipment

                  Bank buildings, equipment, improvements and leasehold improvements are stated at cost less accumulated depreciation computed on a straight-line basis. The useful life of the premises and equipment is determined by the application of Moldovan regulations.

                  In accordance with Statement of Financial Accounting Standards
                  (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Bank examines the possibility of decrease in value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

         (j)      Other real estate

                  Other real estate is carried at the lower of the recorded investment in the property or fair value less estimated selling expenses.

         (k)      Deferred income taxes

                  Deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A temporary difference is the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax assets and liabilities are determined at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes, in the reported periods, the company does not have any tax assets.

         (l)      Financial instruments

                  In the ordinary course of business the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and guarantees. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

         (m)      Foreign currency translation

                  Foreign currency assets and liabilities are translated at prevailing rates. Gains or losses resulting from translation are credited or charged to the relevant statement of income items.


         (n)      Net income per share

                  Net income per share of share capital has been computed on the basis of the weighted average number of shares of share capital outstanding.

NOTE 3 - CASH AND DUE FROM BANKS

                                                              DECEMBER 31,
                                                              ------------
                                                           1996          1995
                                                           ----          ----
                                                             U.S. DOLLARS
                                                             ------------
               Cash                                      1,435,550     1,956,329
               Current account with National
                 Bank of Moldova (a)                     1,520,102     1,889,400
               Current accounts with foreign banks (b)   2,159,734     3,702,559
                                                         ---------     ---------
                                                         5,115,386     7,548,288
               Less allowance for doubtful accounts        (18,882)            -
                                                         ---------     ---------
                                                         5,096,504     7,548,288
                                                         =========     =========

         (a) The Bank maintains on a daily basis the level of the reserves in MDL equal to 8% of the amount of the total attracted funds in MDL and hard currency. At least 6% of the total amount must be kept in MDL at the correspondent account with the National Bank of Moldova.

                  The Bank may conduct operations that will reduce its balance in the account below the level of the required reserves. In such case until the end of the report period the Bank must increase the amount of the obligatory reserves so that the average amount of MDL for the report period meets the required level.

                  The National Bank may change if necessary the norm of the level of the obligatory reserves in conformity with the monetary and currency policy of the Republic of Moldova.

         (b) The maximum foreign currency exchange exposure (the difference in MDL between the total assets and the total liabilities for each currency divided by the total normative capital) that is authorized by the National Bank of Moldova is 10% for each currency or 25% for all the foreign currencies taken together.

                  In order to retain the foreign currency exposure limitations fixed by the National Bank of Moldova and because of the excess of sources in foreign currency, the Bank was required to balance the exposure by deposits in current accounts with foreign banks.


NOTE 4 - TIME DEPOSITS WITH BANKS

                                                              DECEMBER 31,
                                                              ------------
                                                           1996          1995
                                                           ----          ----
                                                              U.S. DOLLARS
                                                              ------------
               Gross balance                               739,032      132,685
               Allowance for doubtful accounts            (129,032)    (132,685)
                                                          --------     --------

               Net balance                                 610,000            -
                                                          ========     ========

     The interest on time deposits with banks in 1996 was 20% (1995 - 50%).

NOTE 5 - SECURITIES

         All securities in the portfolio held by the Bank are State securities issued for between 28 and 91 days and are held to maturity.

         The State securities are issued into circulation by the Ministry of Finance of Moldova in the form of electronic records. The securities are issued for any period not exceeding 364 days.

         The State securities are sold at discount and repurchased at par value. The State securities are sold at auctions arranged by the National Bank of Moldova following the instructions of the Ministry of Finance of Moldova. The auctions are attended by commercial bank dealers that have correspondent accounts with the clearing center of the National Bank. Exim Bank is a licensed professional participant in the securities market and has an agreement with the National Bank to service transactions in respect of State securities. The redemption of the State securities is effected by the Ministry of Finance from the republican budget funds.

         The yield of the State securities in 1996 was between 25% and 30%.

         Regarding liens registered on securities see Note 17(d).

NOTE 6 - LOANS

                                                             DECEMBER 31,
                                                             ------------
                                                          1996          1995
                                                          ----          ----
                                                             U.S. DOLLARS
                                                             ------------
  (a)      Composition of loans:
           Construction                                    69,914         6,873
           Agriculture                                    789,774       663,423
           Manufacturing                                  537,496       294,659
           Commercial                                   1,303,340       965,882
           Finance                                         57,117        79,435
           Services                                       683,981       376,925
           Consumers                                      395,957        11,552
                                                        ---------     ---------
                                                        3,837,579     2,398,749
           Allowance for possible loan losses            (274,665)     (265,257)
                                                        ---------     ---------
                                                        3,562,914     2,133,492
                                                        =========     =========

The interest in loans in MDL in 1996 was between 20% and 70% (1995 - between 20% and 130%).

The interest on loans in other currencies in 1996 was between 20% and 40% (1995
- between 30% and 40%).

                                                             DECEMBER 31,
                                                             ------------
                                                           1996          1995
                                                           ----          ----
                                                             U.S. DOLLARS
                                                             ------------
  (b)  Impaired loan information

       Impaired loans                                      74,788       191,033
       Allowance for impaired loans                        64,194       109,134
                                                          -------       -------
                                                           10,594        81,899
                                                          =======       =======
       Average impaired loans                             115,083       105,768
                                                          =======       =======

       No interest was recognized on impaired loans on the cash basis for the above years.

         (c) Analysis of the change in the allowance for possible loan losses:

                                                             DECEMBER 31,
                                                            ------------
                                                         1996          1995
                                                         ----          ----
                                                           U.S. DOLLARS
                                                           ------------
Balance as of January 1                                 265,257        45,725
Provisions during the year                              183,294       223,448
Write-offs                                             (166,833)            -
Inflationary erosion and adjustments                     (7,053)       (3,916)
                                                       --------       -------

Balance as of December 31                               274,665       265,257
                                                       ========       =======

The Bank must classify all loans on a quarterly basis in accordance with the regulations of the National Bank of Moldova. On the basis of the classification the minimum amount of the allowance for possible loan losses should be determined.

Each of the Bank's loans must be ascribed to one of the following categories. If a loan can be classified differently according to the given criteria it should be ascribed to the stricter category.

The allowance for possible loan losses was calculated by applying the following percentages to each category:

                         CREDIT CATEGORY           ALLOWANCE
                                                     (%)

                           Standard                   -
                           Watch                     2%
                           Substandard               5%
                           Doubtful                 30%
                           Loss                    100%

Write-offs are made in the quarter when the loans are classified as loan losses.

The minimum required allowance for loan losses according to the regulations of the National Bank of Moldova as of December 31, 1996 is U.S.$ 263.6 thousand (December 31, 1995 - U.S.$ 240.7 thousand).

NOTE 7 - INVESTMENTS IN INVESTEES

             Composition of balance of investment:

                  INVESTEE                            PERCENTAGE OF HOLDING            COST
                  -----------------------------    ----------------------------    ------------
                                                                %                  U.S. DOLLARS
                                                                -                  ------------
                  DECEMBER 31, 1996
                  Bursa de Valori (a)                          1.79                       2,274
                  Exim Asint (b)(c)                           15.00                      45,713
                                                                                   ------------
                                                                                         47,987
                                                                                   ============
                  DECEMBER 31, 1995
                  Bursa de Valori (a)                          1.79                       2,274
                  Seabeco-Asint (c)(d)                        22.30                       4,902
                                                                                   ------------
                                                                                          7,176
                                                                                   ============

         (a) A legally-established enterprise which serves as the stock exchange of Moldova.

         (b) U.S.$ 25,461 of the amount of the authorized investment is against the Bank's waiver of rental fees for a period of 27 years. See also Note 8.

         (c)      A related party.

         (d)      In 1996 the company changed its name to Exim Asint.

NOTE 8 - BANK PREMISES AND EQUIPMENT

         Bank premises and equipment as of December 31 include the following:

                                                 DEPRECIABLE         DECEMBER 31,
                                                    LIVES         1996         1995
                                                 -----------    --------    ----------
                                                    YEARS           U.S. DOLLARS
                                                    -----           ------------
          Buildings (a)(c)                           100         456,957           --
          Improvements (1995 - leasehold
          improvements)(b)                            10         265,042       12,341
          Furniture and equipment                   4 - 15       319,986      188,849
                                                               ---------      -------
                                                               1,041,985      201,190
          Less accumulated depreciation                         (140,276)     (29,023)
                                                               ---------      -------
          Balance as of end of the year                          901,709      172,167
                                                               =========      =======

       (a)Including:

          (1) Building at a cost of U.S.$ 342,994 in which the Bank is located.

          (2) Building at a cost of U.S.$ 113,966 in which Exim Asint is located.

              The buildings were transferred from ownership by a Government company to the Bank on February 12, 1996 as the Government's share in increasing the Bank's capital. The buildings were recorded in the books of the Bank at their depreciated cost as it appears in the books of the Government company on the date of the transfer (see also Note 12).

       (b)Preceding the transfer the Bank building was rented from the Government company.

       (c)On April 23, 1996 the right to use the building was transferred to Exim Asint for 27 years in consideration for receipt of 1,161 shares of the company.



NOTE 9 - OTHER ASSETS

                                            DECEMBER 31,
                                           1996       1995
                                         -------    -------
                                            U.S. DOLLARS
                                            ------------
          Accrued interest receivable    100,794     30,396
          Prepaid expenses                33,920     71,452
          Metals                              --     84,150
          Other real estate                  949     17,493
                                         -------    -------

                                         135,663    203,491
                                         =======    =======

NOTE 10- DEPOSITS

       (a) Non interest bearing deposits are mainly demand deposits in MDL.

       (b) (1) Demand deposits in foreign currency of foreign residents bear interest of 4% on amounts above U.S.$ 500.

               Demand deposits in foreign currency of enterprises bear interest of 2% on amounts above U.S.$ 50,000.

               Interest on time deposits in MDL in 1996 was between 20% and 50% (1995 - same rates). Interest on time deposits in U.S.$ in 1996 was between 8% and 12% (1995 - same rates).

           (2) Interest bearing deposits according to linkage basis:

                                                DECEMBER 31, 1996
                           -------------------------------------------------------------
                                                     DEUTSCHE
                               MDL        U.S.$        MARK         OTHER        TOTAL
                           ---------    ---------    ---------    ---------    ---------
                                                   U.S. DOLLARS
                                                   ------------
          Demand deposits         --    3,490,266      178,378       59,058    3,727,702
          Time deposits    1,226,279      803,481           --           --    2,029,760
                           ---------    ---------    ---------    ---------    ---------
                           1,226,279    4,293,747      178,378       59,057    5,757,462
                           =========    =========    =========    =========    =========

                                                 DECEMBER 31, 1995
                           -------------------------------------------------------------
                                                      DEUTSCHE
                              MDL         U.S.$         MARK        OTHER        TOTAL
                           ---------    ---------    ---------    ---------    ---------
                                                    U.S. DOLLARS
                                                    ------------
          Demand deposits         --    3,856,917       69,847       50,036    3,976,800
          Time deposits      437,596      670,847           --           --    1,108,443
                           ---------    ---------    ---------    ---------    ---------
                             437,596    4,527,764       69,847       50,036    5,085,243
                           =========    =========    =========    =========    =========

       (c)Deposits of the National Bank of Moldova are time deposits bearing interest of 18% - 22% in December 1996 (December 1995 - 21%).

NOTE 11- OTHER LIABILITIES

                                            DECEMBER 31,
                                      ----------------------
                                         1996         1995
                                      ---------    ---------
                                          U.S. DOLLARS
                                          ------------
          Dividend payable *          1,053,131    1,731,810
          Taxes payable                  14,108       15,430
          Accrued interest payable       13,052        3,363
          Deferred tax                   22,004        3,167
                                      ---------    ---------
                                      1,102,295    1,753,770
                                      =========    =========

          * The balance is the share of the foreign investors in the dividend declared but which was not paid in cash (see also Note 12(b)).

NOTE 12- SHAREHOLDERS' EQUITY AND DIVIDEND

   (a) Shareholders' equity

       Following a change in the minimum required capital of banks in Moldova by the National Bank of Moldova, on February 12, 1996 additional shares were allotted to the Bank's shareholders in proportion to their part in the share capital of the Bank as of that date.

       The consideration to the Government company for the allotment was redeemed by transfer of two buildings to the ownership of the Bank (see
       Note 8). The investment of the foreign investors was financed from the dividends to which they are entitled.

    (b)Dividend

       In accordance with the law on the State budget, a Government-owned company is required to transfer the Government's share in its revenues (calculated in accordance with Moldovian accounting standards) as a dividend to the State budget.

       The Bank paid the dividend due to the Government until purchase of the Government's share by the foreign investors.

       According to a decision of the counsel of the Bank, the share of the foreign investors in the dividend will remain in the Bank and will be used to increase its authorized share capital and to purchase the Government's share in the capital.


NOTE 13- INCOME TAXES

      (a) Benefits under the Foreign Investments Law

          The investment of the shareholders in the Bank was granted the status of a foreign investment in accordance with the Foreign Investments Law of the Government of Moldova. Accordingly, the income that was derived by the Bank during its first five years of operation is taxable at a reduced tax rate of 16% (regular tax rate in Moldova is 32%).

          The period of tax benefits under the Foreign Investments Law will end in 1998.

      (b) Deferred tax liability

          The liability for deferred taxes is the liability provided in respect of fixed assets deductible for tax purposes in the year of their purchase. The balance for deferred tax liability is presented in other liabilities. See also Note 11.

        (c) Composition of taxes

                                   YEAR ENDED
                                  DECEMBER 31,
                               ------------------
                                 1996       1995
                               -------    -------
                                  U.S. DOLLARS
             Current taxes     142,300    199,184
             Deferred taxes     18,837      3,167
                               -------    -------
                               161,137    202,351
                               =======    =======


NOTE 14- RELATED PARTY TRANSACTIONS

         Exim Bank transacts business with related parties while conducting its commercial banking activities. The transactions are on substantially the same terms as those prevailing at the time for comparable transactions with others.

NOTE 15- ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO LINKAGE BASES

                                                                       DECEMBER 31, 1996
                              ---------------------------------------------------------------------------------------------------
                                                             DEUTSCHE         SOFT                     NON-MONETARY
                                  MDL           U.S.$          MARK         CURRENCY*       OTHER          ITEMS         TOTAL
                              -----------    -----------    -----------    -----------   -----------    -----------   -----------
                                                                          U.S. DOLLARS
                                                                          ------------
ASSETS
Cash and due from Bank          1,822,176      2,810,634        270,742         76,564       116,388             --     5,096,504
Time deposits with banks               --        610,000             --             --            --             --       610,000
Held to maturity security       2,911,475             --             --             --            --             --     2,911,475
Loans                           2,530,851      1,189,685        117,043             --            --             --     3,837,579
Less allowance for possible
loan losses                      (240,829)       (32,138)        (1,698)            --            --             --      (274,665)
Investments in investee                --             --             --             --            --         47,987        47,987
Bank premises and equipment            --             --             --             --            --        901,709       901,709
Other assets                       79,516         27,751            878             --            --         27,518       135,663
                              -----------    -----------    -----------    -----------   -----------    -----------   -----------
TOTAL  ASSETS                   7,103,189      4,605,932        386,965         76,564       116,388        977,214    13,266,252
                              ===========    ===========    ===========    ===========   ===========    ===========   ===========

LIABILITIES
Non-interest bearing
deposits                        2,304,547        156,605          7,924         75,569            --             --     2,544,645
Interest bearing deposits       1,226,279      4,293,747        178,378             --        59,058             --     5,757,462
Deposits of the National
Bank of
  Moldova                       2,580,645             --             --             --            --             --     2,580,645
                              -----------    -----------    -----------    -----------   -----------    -----------   -----------
TOTAL DEPOSITS                  6,111,471      4,450,352        186,302         75,569        59,058             --    10,882,752

Other liabilities               1,101,173          1,122             --             --            --             --     1,102,295
                              -----------    -----------    -----------    -----------   -----------    -----------   -----------
TOTAL LIABILITIES               7,212,644      4,451,474        186,302         75,569        59,058             --    11,985,047
                              ===========    ===========    ===========    ===========   ===========    ===========   ===========
DIFFERENCE                       (109,455)       154,458        200,663            995        57,330        977,214     1,281,205
                              ===========    ===========    ===========    ===========   ===========    ===========   ===========

*   Including Rumanian leu and currencies of the former Soviet Union

NOTE 15- ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO LINKAGE BASES
(continued)

                                                                        DECEMBER 31, 1995
                               ----------------------------------------------------------------------------------------------------
                                                                DEUTSCHE        SOFT                     NON-MONETARY
                                   MDL            U.S.$           MARK        CURRENCY*       OTHER          ITEMS         TOTAL
                               -----------     -----------    -----------    -----------   -----------    -----------   -----------
                                                                            U.S. DOLLARS

ASSETS
Cash and due from Bank           2,157,775       4,998,841        256,076         73,144        62,452             --     7,548,288
Time deposits with banks                --              --             --             --            --             --            --
Held to maturity security               --              --             --             --            --             --            --
Loans                            2,319,314          79,435             --             --            --             --     2,398,749
Less allowance for possible
loan losses                       (265,257)             --             --             --            --             --      (265,257)
Investments in investee                 --              --             --             --            --          7,176         7,176
Bank premises and equipment             --              --             --             --            --        172,167       172,167
Other assets                        37,938           9,951             --             --        84,150         71,452       203,491
                               -----------     -----------    -----------    -----------   -----------    -----------   -----------
TOTAL ASSETS                     4,249,770       5,088,227        256,076         73,144       146,602        250,795    10,064,614
                               ===========     ===========    ===========    ===========   ===========    ===========   ===========
LIABILITIES
Non-interest bearing
deposits                         2,159,616         510,061        134,854         63,356            --             --     2,867,887
Interest bearing deposits          437,596       4,527,764         69,847             --        50,036             --     5,085,243
Deposits of the National
Bank of Moldova                    110,571              --             --             --            --             --       110,571
                               -----------     -----------    -----------    -----------   -----------    -----------   -----------
TOTAL DEPOSITS                   2,707,783       5,037,825        204,701         63,356        50,036             --     8,063,701

Other liabilities                1,752,855             915             --             --            --             --     1,753,770
                               -----------     -----------    -----------    -----------   -----------    -----------   -----------
TOTAL LIABILITIES                4,460,638       5,038,740        204,701         63,356        50,036             --     9,817,471
                               ===========     ===========    ===========    ===========   ===========    ===========   ===========
DIFFERENCE                        (210,868)         49,487         51,375          9,788        96,566        250,795       247,143
                               ===========     ===========    ===========    ===========   ===========    ===========   ===========

*   Including Rumanian leu and currencies of the former Soviet Union

NOTE 16- ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO MATURITY DATES

                                                                      DECEMBER 31, 1996
                                  -------------------------------------------------------------------------------------------
                                                     FROM 1         FROM 3                          WITHOUT
                                   UP TO 1          MONTH TO       MONTHS TO      FROM 1 YEAR        FIXED
                                    MONTH           3 MONTHS        1 YEAR         TO 3 YEARS       MATURITY         TOTAL
                                  -----------     -----------     -----------     -----------     -----------     -----------
                                                                         U.S.$ DOLLARS
                                                                         -------------
ASSETS
Cash and due from Bank              5,096,504              --              --              --              --       5,096,504
Time deposits with banks                   --              --         610,000              --              --         610,000
Held to maturity security             807,090       2,104,385              --              --              --       2,911,475
Loans                                 977,323       1,421,785       1,397,255          41,216              --       3,837,579
Less allowance for  possible         (152,828)        (88,799)        (32,213)           (825)             --        (274,665)
loan losses
Investments in investee                    --              --              --              --          47,987          47,987
Bank premises and equipment                --              --              --              --         901,709         901,709
Other assets                          109,811           9,523          12,065           4,264              --         135,663
                                  -----------     -----------     -----------     -----------     -----------     -----------
TOTAL ASSETS                        6,837,900       3,446,894       1,987,107          44,655         949,696      13,266,252
                                  ===========     ===========     ===========     ===========     ===========     ===========
LIABILITIES
Non-interest bearing deposits       2,544,645              --              --              --              --       2,544,645
Interest bearing deposits           4,033,378         329,890       1,298,240          95,954              --       5,757,462
Deposits of  the National
 Bank of Moldova                      322,580       2,258,065              --              --              --       2,580,645
                                  -----------     -----------     -----------     -----------     -----------     -----------
Total deposits                      6,900,603       2,587,955       1,298,240          95,954              --      10,882,752
Other liabilities                      13,052          14,109              --          22,004       1,053,130       1,102,295
                                  -----------     -----------     -----------     -----------     -----------     -----------
TOTAL LIABILITIES                   6,913,655       2,602,064       1,298,240         117,958       1,053,130      11,985,047
                                  ===========     ===========     ===========     ===========     ===========     ===========
DIFFERENCE                            (75,755)        844,830         688,867         (73,303)       (103,434)      1,281,205
                                  ===========     ===========     ===========     ===========     ===========     ===========

NOTE 16- ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO MATURITY DATES
(continued)

                                                                      DECEMBER 31, 1995
                                  -------------------------------------------------------------------------------------------
                                                    FROM 1          FROM 3                          WITHOUT
                                    UP TO 1        MONTH TO        MONTHS TO      FROM 1 YEAR        FIXED
                                     MONTH         3 MONTHS         1 YEAR         TO 3 YEARS       MATURITY         TOTAL
                                  -----------     -----------     -----------     -----------     -----------     -----------
                                                                         U.S. DOLLARS
                                                                         ------------
ASSETS
Cash and due from Bank              7,548,288              --              --              --              --       7,548,288
Time deposits with banks                   --              --              --              --              --              --
Held to maturity security                  --              --              --              --              --              --
Loans                                 381,282       1,124,282         892,079           1,106              --       2,398,749
Less allowance for possible          (242,591)        (11,301)        (11,365)             --              --        (265,257)
loan losses
Investments in investee                    --              --              --              --           7,176           7,176
Bank  premises and equipment               --              --              --              --         172,167         172,167
Other assets                          123,050          37,641          34,054           8,746              --         203,491
                                  -----------     -----------     -----------     -----------     -----------     -----------
TOTAL ASSETS                        7,810,017       1,150,622         914,780           9,852         179,343      10,064,614
                                  ===========     ===========     ===========     ===========     ===========     ===========
LIABILITIES
Non-interest bearing deposits       2,867,887              --              --              --              --       2,867,887
Interest bearing deposits           4,072,607         164,975         813,838          33,823              --       5,085,243
Deposits of  the National
 Bank of Moldova                      110,571              --              --              --              --         110,571
                                  -----------     -----------     -----------     -----------     -----------     -----------
Total deposits                      7,051,065         164,975         813,838          33,823              --       8,063,701
Other liabilities                       3,363          18,597              --              --       1,731,810       1,753,770
                                  -----------     -----------     -----------     -----------     -----------     -----------
TOTAL LIABILITIES                   7,054,428         183,572         813,838          33,823       1,731,810       9,817,471
                                  ===========     ===========     ===========     ===========     ===========     ===========
DIFFERENCE                            755,589         967,050         100,942         (23,971)     (1,552,467)        247,143
                                  ===========     ===========     ===========     ===========     ===========     ===========

NOTE 17- COMMITMENTS AND CONTINGENT LIABILITIES


      (a) In April 1996 a trilateral agreement was signed between Dresdner Bank AG, Tirex-Petrol S.A. (an 80% State-run company) and the Exim Bank concerning financing import of oil products into Moldova.


           According to the agreement, the oil dealer nominated by Dresdner Bank imports oil products into Moldova on the conditions agreed upon with Tirex-Petrol. Dresdner Bank finances the transaction under the letters of credit opened by Exim Bank and confirmed by Dresdner Bank. The oil products are later sold on the local market for MDL, which are then converted into U.S. dollars by Exim Bank and used for the repayment to Dresdner Bank. The maximum period for actual financing by Dresdner Bank is three months.


           The Government of Moldova issued the standby guarantee signed by the Minister of Finance of Moldova which states that it will repay the indebtedness to Dresdner Bank if the other two parties do not fulfill their obligations.


           The agreement expires in 2001.


      (b) In 1995 an agreement was signed between Moldova and the United States for financing imports into Moldova of grain products from the United States. Under this agreement Exim Bank opens letters of credit by order of its client in favor of the grain supplier in the United States. The correspondent bank in the United States then confirms the letter of credit. The letter of credit stipulates that a corresponding United States Government agency in conformity with the agreement guarantees the payment upon receipt of the documents confirming delivery of the goods.


      (c)  Off-balance sheet financial instruments


         Notional amounts of the Bank's financial instruments with off-balance sheet risk:

                                                DECEMBER 31,
                                          ----------------------
                                             1996         1995
                                          ---------    ---------
                                                U.S. DOLLARS
                                                ------------
               Guarantees                    25,000       28,748
               Letter of credit           2,546,260      239,833
               Unutilized credit lines       60,610      160,703
                                          ---------    ---------
                                          2,631,870      429,284
                                          =========    =========


      (d) The total amount of securities on which liens were registered in favor of the National Bank of Moldova in respect of the obligatory reserves as of December 31, 1996 is U.S.$ 1,774 thousand (December 31, 1995 - 0).

NOTE 18- REGULATORY MATTERS

      (a)The reserve requirements are considered fulfilled if for the reported period the Bank maintained on the daily average 8% of the amount of the total attracted funds in MDL and hard currency, not less than 6% of which in MDL at the correspondent account with the National Bank of Moldova and not more than 2% in MDL cash in the Bank.

      (b)Starting from January 1, 1998 the Bank must have and maintain a total normative capital of not less than U.S.$ 3.44 million (MDL 16 million).

      (c)Tax related issues which could affect the banking sector in Moldova, in accordance with the Tax Code and the 1998 State budget adopted by the Parliament of Moldova in the first reading, including:

            (1) Income from Moldovian Treasury Bills will not be taxable as in the current year.

            (2) Interest paid by banks on deposits of private clients will not be taxed until 1999.

      (d)Starting from January 1, 2000 all the banks must have and maintain a ratio of total normative capital to risk weighted assets equal to at least 12%.


NOTE 19- FINANCIAL INSTRUMENTS

       (a)Balance sheet financial instruments

          In the normal course of business, the Bank provides to its customers a wide variety of financial instruments. These financial instruments involve various degrees of risk, as follows:

            (1) Credit risk - in conducting business activities, the Bank is exposed to the possibility that borrowers may default on their obligations to the Bank. To minimize this risk -

                  the Bank evaluates each customers' credit worthiness on a case by case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.

                  the Bank strives to maintain a credit risk profile that is diverse in terms of industry and borrower concentration.

                  For significant group concentration of credit risk see Note 6(a).

            (2) Market risk - in the normal course of business, the Bank is exposed to market risks which include both price and liquidity risks.

                  Price risk arises from fluctuation in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the value of financial instruments.

                  Liquidity risk arises from the possibility that the Bank may be unable to satisfy current and future financial commitments.

          In order to reduce the above risk, the Bank acts to balance its assets and liabilities from the standpoint of repayment dates and linkage basis, in light of the fact that interest rates related to the Bank's financial instruments are fixed.

       (b)Off-balance sheet financial instruments

          The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit in excess of the amount recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

          The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

          Unless noted otherwise, the Bank requires collateral or other security to support financial instruments with credit risk.

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank acts to limit these credit risks in the same way as for balance sheet credit risk.

          Financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds deposits as collateral supporting those commitments for which collateral is deemed necessary.

          Regarding off-balance sheet financial instruments see Note 17(c).

       (c)Fair value of financial instruments

          The fair value of cash and cash equivalents is equal to their carrying amounts in the financial statements.

          The fair value of other financial instruments, including time deposits with banks, securities, loans and deposits is not included herein, although their fair value may differ substantially from their carrying amount, since it is not practicable for Bank management to estimate the fair value of those financial instruments for the following reasons:

            (1) A quoted market price is not available for any of those financial instruments.

            (2) Management of the Bank has not yet developed a valuation model necessary to make an estimate, due mainly to the instability of the local markets and the fluctuation in interest rates.

          Information pertinent to the estimation of fair value of those financial instruments is included in:

            (1)   Carrying amounts in the balance sheets.

            (2)   Effective interest rates, as follows:

                  Time deposits with banks - Note 4.
                  Securities - Note 5.
                  Loans - Note 6.
                  Deposits - Note 10.

            (3)   Linkage bases - Note 15.

            (4)   Maturity dates - Note 16.

                       REPORT OF THE INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
EXIM ASINT S.A.
(MOLDOVAN COMPANY)



We have audited the accompanying balance sheets of Exim Asint S.A (Moldovan Company) ("the Company") as of September 30, 1997 and 1996, and as of December 31, 1996 and the related statements of income, changes in shareholders' equity and cash flows for each of the periods of nine months and of twelve months then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 1997 and 1996, and as of December 31, 1996 and the related results of its operations and cash flows for each of the periods of nine months and of twelve months then ended, respectively, in conformity with generally accepted accounting principles in the United States.



                                         Braude Bavly
                                         Certified Public Accountants (Israel)
                                         A Member of KPMG International



Tel Aviv, December 25, 1997

                                 EXIM ASINT S.A.
                               (MOLDOVAN COMPANY)

                                 BALANCE SHEETS
                                 IN U.S. DOLLARS

                                                         September 30,     December 31,
                                                 Note   1 9 9 7    1 9 9 6   1 9 9 6
                                                 ----  --------    -------   -------

ASSETS

SHORT TERM INVESTMENTS
Securities held to maturity                       9     $285,827    $79,204   $47,919
                                                        --------    -------   -------

Cash and cash equivalents                       15,16     26,201     67,280   178,321
Outstanding premiums                              15     188,683     25,243    12,878
Other accounts receivable                       10,15      6,186    194,922    15,967
                                                        --------    -------   -------
                                                         221,070    287,445   207,166
                                                        --------    -------   -------

REINSURERS' SHARE OF RESERVES
Provision for unearned premiums                          177,787     64,990    43,646
Losses and loss adjustment reserves              5,13    115,272     54,846    38,237
                                                        --------    -------   -------
                                                         293,059    119,836    81,883
                                                        --------    -------   -------

INVESTMENT IN SUBSIDIARY AND AFFILIATE            18       8,810          -         -
                                                        --------    -------   -------

Furniture, equipment and vehicles                 7       34,067     19,412    19,579
Other assets                                      8       46,454          -    55,622
                                                        --------    -------   -------
                                                          80,521     19,412    75,201
                                                        --------    -------   -------
Total assets                                            $889,287   $505,897  $412,169
                                                        ========   ========  ========
LIABILITIES AND  SHAREHOLDERS' EQUITY


Losses and loss adjustment reserves              5,13   $195,591    $97,948   $84,623
Provision for unearned premiums                          218,323     69,008    47,045
Reinsurance balances payable                      14     187,794     61,288     1,568
Deferred policy acquisition costs, net            12         942      4,824     3,172
Other accounts payable                                    10,109     18,400    29,010
                                                        --------    -------   -------
Total liabilities                                        612,759    251,468   165,418
                                                        --------    -------   -------
SHAREHOLDERS' EQUITY
Share capital                                     11     299,414    299,414   299,414
Accumulated loss                                         (22,886)   (44,985)  (52,663)
                                                        --------    -------   -------
Total shareholders' equity                               276,528    254,429   246,751
                                                        --------    -------   -------
Total liabilities and shareholders' equity              $889,287   $505,897  $412,169
                                                        ========   ========  ========




   The accompanying notes are an integral part of these financial statements.

                                 EXIM ASINT S.A.
                               (MOLDOVAN COMPANY)

                              STATEMENTS OF INCOME
                                 IN U.S. DOLLARS

                                                                                                        For the year
                                                                            For the nine months ended      ended
                                                                                 September 30,          December 31,
                                                               Note          1997            1996          1996
                                                               ----        --------        --------      --------
REVENUES
      Gross insurance premiums written                          3(a)       $372,128        $115,531      $127,613
      Change in provisions for unearned
       premium                                                  3(a)       (171,278)        (35,508)      (13,546)
                                                                           --------        --------      --------
      Gross premiums earned                                                 200,850          80,023       114,067
                                                                           --------        --------      --------
      Premiums ceded (reinsured)                                3(a)       (269,580)        (96,502)     (101,746)
      Change in reinsurers' share for
       unearned premium                                         3(a)        134,141          64,990        43,646
                                                                           --------        --------      --------
      Earned premiums ceded                                                (135,439)        (31,512)      (58,100)

      Net premiums earned                                       3(a)         65,411          48,511        55,967
                                                                           --------        --------      --------
      Interest income                                                        43,448          14,414        20,592
                                                                           --------        --------      --------
      Other revenues
      Translation loss                                                         (240)           (178)         (831)
      Commission earned from reinsurance                        3(c)         35,536           7,046        13,995
      Other income                                                            6,107           1,980             -
                                                                           --------        --------      --------
                                                                             41,403           8,848        13,164
                                                                           --------        --------      --------

Total Revenues                                                              150,262          71,773        89,723
                                                                           --------        --------      --------
EXPENSES
      Losses and loss adjustment expense                          5         130,914          76,170        65,087
      Reinsurers' share of losses and loss adjustment expense               (89,123)        (54,846)      (39,748)
                                                                           --------        --------      --------
                                                                             41,791          21,324        25,339
      Other operating expenses                                  3(d)         78,694          75,433        97,046
                                                                           --------        --------      --------
Total expenses                                                              120,485          96,757       122,385

Income (loss) for the period before tax                                      29,777         (24,984)      (32,662)
                                                                           --------        --------      --------
Taxes on income                                                  17               -               -             -

Income (loss) for the period after tax                                      $29,777        $(24,984)     $(32,662)
                                                                           ========        ========      ========






   The accompanying notes are an integral part of these financial statements.

                                 EXIM ASINT S.A.
                               (MOLDOVAN COMPANY)

                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 IN U.S. DOLLARS


                                                    Retained
                                                    earnings         Total
                                       Share      (accumulate     shareholders'
                                      capital       deficit)         equity
                                       -------       --------       -------
Balance as of January 1, 1996          $21,164       $(20,001)       $1,163

Issue of shares                        278,250*             -       278,250

Net loss for nine months                     -        (24,984)      (24,984)
                                       -------       --------       -------
Balance as of September 30, 1996       299,414        (44,985)      254,429

Net income for three months                  -         (7,678)       (7,678)
                                       -------       --------       -------
Balance as of December 31, 1996        299,414        (52,663)      246,751

Net income for nine months                   -         29,777        29,777
                                       -------       --------       -------
Balance as of September 30, 1997      $299,414       $(22,886)     $276,528
                                       -------       --------       -------

* The share capital was increased as of April 23, 1996 by 12,840 additional shares of 100 MDL each. Each share carries the right to one vote. The share capital was subscribed in cash and with contribution in kind. All additional capital was paid on December 31, 1996 (See Note 11).







   The accompanying notes are an integral part of these financial statements.

                                 EXIM ASINT S.A.
                               (MOLDOVAN COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 IN U.S. DOLLARS

                                                                           For the nine months ended
                                                                           -------------------------- For the year ended
                                                                           September 30, September 30,   December 31,
                                                                              1 9 9 7       1 9 9 6       1 9 9 6
                                                                             ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period                                             $  29,777     $ (24,984)    $ (32,662)
Adjustments to reconcile net income to net cash
  provided (used) by operating activities-Schedule A                            74,862        28,497       (10,369)
                                                                             ---------     ---------     ---------
Net cash provided (used) by operating activities                               104,639         3,513       (43,031)
                                                                             ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of securities                                                     (237,908)      (79,204)      (47,919)
Acquisition of furniture, equipment and vehicles                                (6,834)       (4,588)       (4,751)
Payment on other assets                                                         (3,207)           --       (30,782)
Investment in subsidiary companies                                              (8,810)           --            --
Repayment of leasing transaction                                                    --        11,998        12,126
                                                                             ---------     ---------     ---------
Net cash used by investing activities                                         (256,759)      (71,794)      (71,326)
                                                                             ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of shares -
Net cash provided by financing activities                                           --        55,403       212,520
                                                                             ---------     ---------     ---------
Increase (decrease) in cash and cash equivalents                              (152,120)      (12,878)       98,163
Cash and cash equivalents at beginning of period                               178,321        80,158        80,158
                                                                             ---------     ---------     ---------
Cash and cash equivalents at end of period                                   $  26,201     $  67,280     $ 178,321
                                                                             ---------     ---------     ---------
SCHEDULE A - ADJUSTMENTS TO RECONCILE NET INCOME
                              TO NET CASH PROVIDED (USED) BY
                              OPERATING ACTIVITIES

                             Expenses not involving cash flows:
                                    Depreciation                             $   4,721     $   1,859     $   1,864
                             Changes in assets and liabilities:
                                    Increase in outstanding premium           (175,805)      (25,243)      (12,878)
                                    Decrease (increase) in other accounts
                                      receivable                                 9,781          (635)       (3,774)
                                    Increase (decrease) in unearned
                                      premium reserve, net                      37,137       (29,482)      (30,101)
                             Increase (decrease) in deferred policy
                               acquisition costs, net                             (2,230)        4,824         3,172
                                    Increase in losses and loss
                                      adjustment reserve, net                   33,933        21,216        24,500
                                    Increase in reinsurers' accounts           186,226        61,288         1,568
                                    Increase (decrease) in other accounts
                                      payable                                  (18,901)       (5,330)        5,280
                                                                             ---------     ---------     ---------
                                                                             $  74,862     $  28,497     $  10,369)
                                                                             =========     =========     =========
SCHEDULE B - NON-CASH TRANSACTIONS

                      Furniture, equipment and vehicles  (See Note 11)          11,049        16,608        16,608

                      Building leased (See Note 11)                             19,733            --        24,840
                      Other accounts receivable (See Note 10,11)                    --       206,239        24,282
                                                                             ---------     ---------     ---------
                                                                             $  30,782     $ 222,847     $  65,730
                                                                             =========     =========     =========



The accompanying notes are an integral part of these financial statements.

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS



NOTE 1  -    NATURE OF OPERATIONS AND BASIS OF PRESENTATION

             Exim Asint S.A. ("the Company) began operations at the beginning of 1995. The Company is active in the general insurance sector and provides property and liability coverage to domestic markets.

             These financial statements have been prepared in conformity with generally accepted accounting principles in the United States

             The accounting practices used in the preparation of these financial statements differ from statutory accounting practices prescribed or permitted for insurance companies under Moldovan law.

NOTE 2  -    SIGNIFICANT ACCOUNTING POLICIES

         (A) FINANCIAL STATEMENTS IN UNITED STATES DOLLARS

             (1) General

                 The Company operates in Moldova and its currency of operation is the Moldovan lei ("MDL"). Moldova is still considered a country with hyper-inflation as the accrued rate of inflation in the three years preceding 1997 reached more than 100%.

                 In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board ("FASB") of the United States, the financial statements were remeasured in United States dollars ("the dollar"). In light of the rate of inflation as from 1995, it appears that the financial statements for the periods as from January 1, 1998 will be measured in local currency, ie the MDL.

             (2) Principles of remeasurement

                 (a) Balance sheets

                 Monetary assets and liabilities, including losses and loss adjustment reserves, were translated according to the exchange rate of the dollar as of September 30, 1997 and 1996, as applicable. Non-monetary items including unearned premium reserves were translated according to the exchange rate of the dollar as of the date of the related transactions.

                 (b) Statements of Income

                 Items expressing transactions in the reporting period are included according to the average exchange rate of the dollar in the month of the transaction. Components related to non-monetary items were adjusted on the same basis as the related balance sheet items.

                 The financing item is derived from other items in the financial statements and expresses financing income and expenses in real terms and erosion of monetary balances during the period.






                                                                     (continued)

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS




          (B) EXCHANGE RATE OF THE DOLLAR

              Following is information on the exchange rate of the dollar:

                                                               EXCHANGE RATE
                                                               OF THE DOLLAR
                                                               ACCORDING TO
                                                                  THE MDL
                                                               -------------
                  September 30,
                       1997                                       4.618
                       1996                                       4.621
                  December 31, 1996                               4.650

                                                                 PERCENT
                                                               -------------
                  Rate of increase (decrease) in the
                   nine months ended September 30,
                       1997                                        (0.7)
                       1996                                         2.2
                  Rate of increase in the year ended
                   December 31, 1996                                2.8


         (C) USE OF ESTIMATES

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

         (D) GROSS PREMIUMS WRITTEN

             All insurance premiums due in respect of insurance contracts entered into in the period are included in gross written premiums irrespective of whether they relate in whole or in part to a later period. Gross, reinsurance ceded and unearned premiums are included within gross written premiums, outwards reinsurance premiums and unearned premiums, respectively. Gross premiums are net of premium reimbursements

             All insurance premiums are direct premiums. There are no assumed premiums.

         (E) RECOGNITION OF PREMIUM REVENUE

             Recognition of Premium Revenues: Property and liability premiums are generally recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

         (F) FURNITURE, EQUIPMENT AND VEHICLES

             These assets are included at cost less accumulated depreciation.

             The cost of furniture, equipment and vehicles is their purchase cost, together with any incidental costs of acquisition. Depreciation is calculated so as to write off the cost of these assets, less their estimated residual values, on a straight line basis over the expected useful lives of the assets concerned as accepted in Moldova.



                                                                     (continued)

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS

         (g) INVESTMENTS

             Securities held to maturity: bonds which the insurance Company has the intent and ability to hold to maturity are reported at cost, adjusted for declines in fair value other than temporary declines.

         (h) REINSURANCE

             Reinsurance is accounted for on the basis of the legal form, which means that contracts are accounted for as insurance or reinsurance where the "insurance risk" is transferred or received.

             In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

             Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

         (i) DEFERRED POLICY ACQUISITION COSTS

             Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate.

         (j) ALLOCATION OF EXPENSES

             The operating expenses and operating profit have been allocated on sectors according to the relative weight of the premium from the sector to total premiums written.

         (k) LOSSES AND LOSS ADJUSTMENT RESERVE

             The Company has been operating since the beginning of 1995. During this period, the actual results have not provided the Company with sufficient historical experience to make current estimates of loss reserves. Industry results are also limited due to current and future developments in the sector in Moldova.

             The liability for losses and loss adjustment expenses includes an amount determined for losses incurred but not yet reported, which is the Company's best estimate and is based on the instructions prescribed by the insurance supervisor of Moldova and the regulations thereunder. In terms of these regulations, the Company is to maintain a reserve at specific rates of net premium earned as detailed in Note 13 below. These reserves are based on market experience as a whole and are intended to cover future claims lodged with the Company. In addition, individual claims known but not paid are provided for.

             Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there is a high degree of uncertainty surrounding the reserves and the ultimate liability may be materially different from the amounts provided.

             The reinsurers' share of losses and lost adjustment reserve is disclosed separately as an asset in the balance sheet.



                                                                     (continued)

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS



         (l) EMPLOYEES' BENEFITS

             Contributions are made by the Company to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statements of income in the same period as the related salary cost.

             The Company has no liability under Moldovan law with respect to future pension costs for its employees.

        (m)  CASH AND CASH EQUIVALENTS

             For the purpose of presentation in the Company's statements of cash flows, cash equivalents and short-terms, highly liquid investments that are both (a) readily convertible to known amounts of cash and
             (b) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

         (n) TAX ON INCOME

             In accordance with the statement of financial accounting standards ("SFAS") No.109 "Accounting for Income Taxes" of the Financial Accounting Standards Board ("FASB") of the United States, whereby deferred income taxes are provided to reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against net deferred tax assets when the realization of such assets is not "more likely than not".

         (o) NET INCOME (LOSS) PER SHARE

             Information regarding net income (loss) per share is computed on the basis of the weighted average of the number of ordinary shares outstanding in the year.


                                                                     (continued)

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS



NOTE 3 - INFORMATION ABOUT LINES OF BUSINESS

                  (a)      GROSS WRITTEN AND EARNED PREMIUMS


                                                          For the nine months ended September 30, 1997
                       ---------------------------------------------------------------------------------------------
                                                                   Change in                   Net            Net
                                     Change in     Reinsurance        UPR                     change         after
                          Gross      UPR gross        ceded       reinsurance      Net        in UPR         UPR
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------
Cargo                  $   2,349     $      --     $      --     $      --     $   2,349     $      --     $   2,349
Property insurance       268,302      (146,847)      228,555      (124,481)       39,747       (22,366)       17,381
Medical insurance         63,017        (9,275)       31,509        (4,638)       31,508        (4,637)       26,871
Compulsory car
 insurance                 7,364        (3,809)        3,682        (1,905)        3,682        (1,904)        1,778
Employees' accident
 insurance                16,511        (3,553)           --            --        16,511        (3,553)       12,958
Car insurance             14,585        (7,794)        5,834        (3,117)        8,751        (4,677)        4,074
                       ---------     ---------     ---------     ---------     ---------     ---------     ---------
                       $ 372,128     $(171,278)    $ 269,580     $(134,141)      102,548     $ (37,137)    $  65,411
                       =========     =========     =========     =========     =========     =========     =========



                                                        For the nine months ended September 30, 1996
                       --------------------------------------------------------------------------------------------
                                                                 Change in                    Net            Net
                                     Change in     Reinsurance      UPR                      change         after
                          Gross      UPR gross       ceded       reinsurance     Net         in UPR          UPR
                       ---------     ---------     ---------     ---------     ---------    ---------     ---------
Cargo                  $      51     $      --     $      --     $      --     $      51    $      --     $      51
Property insurance        92,595       (34,654)       90,984       (64,554)        1,611       29,900        31,511
Medical insurance         11,051          (854)        5,518          (436)        5,533         (418)        5,115
Employees' accident
 insurance                11,834            --            --            --        11,834           --        11,834
                       ---------     ---------     ---------     ---------     ---------    ---------     ---------
                       $ 115,531     $ (35,508)    $  96,502     $ (64,990)    $  19,029    $  29,482     $  48,511
                       =========     =========     =========     =========     =========    =========     =========



                                                                     (continued)

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS



                                                     For the year ended December 31, 1996
                       --------------------------------------------------------------------------------------------
                                                                  Change in                    Net           Net
                                     Change in     Reinsurance      UPR                       change        after
                        Gross        UPR gross       ceded       reinsurance      Net         in UPR         UPR
                       ---------     ---------     ---------     ---------     ---------    ---------     ---------
Cargo                  $      51     $      --     $      --     $      --     $      51    $      --     $      51
Property insurance        97,129       (12,946)       93,817       (43,328)        3,312       30,382        33,694
Medical insurance         15,858          (600)        7,929          (318)        7,929         (282)        7,647
Compulsory car
 insurance                   173            --            --            --           173           --           173
Employees' accident
 insurance                14,402            --            --            --        14,402           --        14,402
Car insurance                 --            --            --            --            --           --            --
                       ---------     ---------     ---------     ---------     ---------    ---------     ---------
                       $ 127,613     $ (13,546)    $ 101,746     $ (43,646)    $  25,867    $  30,100     $  55,967
                       =========     ==========    =========     ==========    =========    =========     =========


         All gross written premiums in respect of direct and reinsurance business are written in Moldova. Reinsurance activities started during 1996.

         (b)  INCURRED INDIVIDUAL CLAIMS (not including change in loss reserve)

                                 For the nine months ended                 For the year ended
                                 September 30, 1997                        December 31, 1996
                            ----------------------------------    ----------------------------------
                                        Reinsurance                           Reinsurance
                              Gross        ceded         Net        Gross        ceded         Net
                            --------     ---------    --------    --------     --------     --------
Property insurance          $  8,700     $ (8,400)    $    300    $    778     $   (389)    $    389
Medical insurance              3,718       (1,859)       1,859       2,245       (1,122)       1,123
Compulsory car insurance       3,258       (1,629)       1,629          --           --           --
Employees' accident
 insurance                     4,359           --        4,359          --           --           --
Car insurance                    500         (200)         300          --           --           --
                            --------     ---------    --------    --------     --------     --------
                            $ 20,535     $(12,088)    $  8,447    $  3,023     $ (1,511)    $  1,512
                            ========     =========    ========    ========     =========    ========

         (c)     COMMISSIONS EARNED FROM REINSURANCE

                                                                        For the nine months           For the year
                                                                              ended                      ended
                                                                           September 30,              December 31,
                                                                      1 9 9 7          1 9 9 6          1 9 9 6
                                                                     -------           ------           -------
                           Property insurance                        $26,959           $5,871           $11,710
                           Medical insurance                           8,039            1,175             2,285
                           Compulsory car insurance                      265                -                 -
                           Car insurance                                 273                -                 -
                                                                     -------           ------           -------
                                                                     $35,536           $7,046           $13,995
                                                                     =======           ======           =======
        (d)      OPERATING EXPENSES

                           Property insurance                        $57,446          $58,193           $73,863
                           Medical insurance                          13,378            8,325            12,059
                           Compulsory car insurance                    1,573                -               172
                           Employees' accident insurance               2,361            8,915            10,952
                           Car insurance                               3,936                -                 -
                                                                     -------           ------           -------
                                                                     $78,694          $75,433           $97,046
                                                                     =======          =======           =======

                                                                     (continued)

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS



NOTE 4  - MAJOR CLIENTS


             The Company has two major clients in the property insurance, one of which is a related party.

                                                          Percentage of premium from total premium
                                                        ----------------------------------------------
                                                           For the nine months            For the year
                                                                  ended                       ended
                                                              September 30,               December 31,
                                                        -------------------------
                                                        1 9 9 7           1 9 9 6            1 9 9 6
                                                        -------           -------            -------
                                                                          Percent
                                                                          -------
                  Client A                                39.9%              -                  -
                  Client B - related party                17.4%             67.0%              60.3%


NOTE 5  - MOVEMENT IN LOSSES AND LOSS ADJUSTMENT RESERVE

                                                                        September 30,           December 31,
                                                                    ----------------------
                                                                    1 9 9 7        1 9 9 6        1 9 9 6
                                                                    -------        -------        -------
             Balance as of January 1                                $84,623        $21,886        $21,886
             Less reinsurance recoverables                           38,237              -              -
                                                                    -------        -------        -------
             Net balance as of January 1                             46,386         21,886         21,886
                                                                    -------        -------        -------
             Incurred related to
                      Current period                                 39,728          1,111          5,126
                      Prior years                                     2,063         20,213         20,213
                                                                    -------        -------        -------
             Total incurred                                          41,791         21,324         25,339
                                                                    -------        -------        -------
             Paid related to
                      Current period                                  6,287            108            839
                      Prior years                                     1,571              -              -
                                                                    -------        -------        -------
             Total paid                                               7,858            108            839
                                                                    -------        -------        -------
             Net balance as of end of the period                     80,319         43,102         46,386
             Add: net recoverables for reinsurance                  115,272         54,846         38,237
                                                                    -------        -------        -------
             Balance as of end of the period                       $195,591        $97,948        $84,623
                                                                    =======        =======        =======

             The incurred loss reserve in respect of the prior underwriting year is due mainly to a shift from the unearned premium reserve to the loss reserve.




                                                                     (continued)

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


NOTE 6  - EMPLOYEE INFORMATION

        The Company signed an agreement with two of its directors according to which the Company will pay them each 7.5% of the accumulated net profit (after deduction of accumulated losses). Up to the date of the financial statements no payment or provision has been made since the Company has an accumulated loss.

NOTE 7  - FURNITURE, EQUIPMENT AND VEHICLES

                                                    Furniture
                                                       and                                  Motor
                                                     equipment           Computers         vehicles             Total
                                                    ----------          ----------        ----------           -------
         COST
         Balance as of December 31, 1996              $  1,941          $  2,894           $ 16,608            $21,443
         Additions                                      16,760             1,123                 --             17,883
                                                      --------          --------           --------            -------
         Cost as of September 30, 1997                  18,701             4,017             16,608             39,326
                                                      --------          --------           --------            -------
         ACCUMULATED DEPRECIATION
         Balance as of December 31, 1996                   148               172              1,544              1,864
         Depreciation charge for the period              1,356               258              1,781              3,395
                                                      --------          --------           --------            -------
         Accumulated depreciation as of
           September 30, 1997                            1,504               430              3,325              5,259
                                                      --------          --------           --------            -------
         DEPRECIATED BALANCE AS OF
         SEPTEMBER 30, 1997                           $ 17,197          $  3,587           $ 13,283            $34,067
                                                      ========          ========           ========            =======
         DEPRECIATED BALANCE AS OF
         SEPTEMBER 30, 1996                           $  1,626          $  2,722           $ 15,064            $19,412
                                                      ========          ========           ========            =======
         ANNUAL DEPRECIATION RATES                    5% - 13%          9% - 10%           14% -15%
                                                      ========          ========           ========


NOTE 8 - OTHER ASSETS

                                                                    September 30,                 December 31,
                                                              ------------------------            -----------
                                                               1997              1996                1996
                                                              -------            -----              -------
         BUILDING LEASED (a)
         Right of use of  building - at fair value            $24,840            $  --              $24,840
         Improvements to buildings                             22,940               --                   --
                                                              -------            -----              -------
                                                               47,780               --               24,840
          Amortization for the period                           1,326               --                   --
                                                              -------            -----              -------
          Balance                                             $46,454            $  --              $24,840

          PAYMENT ON ACCOUNT OF ASSETS (b)                    $    --            $  --               30,782
                                                              -------            -----              -------
          Other assets                                        $46,454            $  --              $55,622
                                                              =======            =====              =======

         (a) The Company has the right of use of the office building for 27 years. This is in terms of an operating lease with Exim Bank S.A. which received shares in exchange for that right. (See
                  Note 11)

                  The building was recorded at fair value according to State valuation and the improvements were recorded at cost. These amounts (including the prepaid lease amounts) are amortized over the period of the lease.

         (b) Payments on account of assets include improvements in progress on the head office building and payments on account of equipment.

                                                                     (continued)

                                EXIM ASINT S.A.
                       NOTES TO THE FINANCIAL STATEMENTS
                                IN U.S. DOLLARS

NOTE 9 - SECURITIES HELD TO MATURITY

                                                              September 30,
                                                       ----------------------------        December 31,
                                                         1997                1996              1996
                                                       --------            --------           -------
         Deposits with public organizations            $285,827            $ 79,204           $47,919
                                                       ========            ========           =======

        *Financial investments as of September 30, 1997 are composed of treasury bonds denominated in MDL bearing interest of 17.7% per annum and with a maturity of three months from the date of deposit. The carrying value of the bonds approximates their fair value.

NOTE 10 - OTHER ACCOUNTS RECEIVABLE

                                                                                 September 30,
                                                                          --------------------------         December 31,
                                                                           1997               1996               1996
                                                                          ------            --------            -------
         Shareholders' liability for acquisition of shares (a)            $   --            $181,957            $    --

         Financial lease - Exim Bank (b)                                   5,558              12,284             12,156
         Payments  on account of  furniture  and
         equipment                                                            --                  --              3,685
         Others                                                              628                 681                126
                                                                          ------            --------            -------
         Other accounts receivable                                        $6,186            $194,922            $15,967
                                                                          ======            ========            =======

         (a) In May 1996 the shareholders committed unrevokably to increase the paid share capital of the Company to U.S.$ 299,414. In December 1996 this commitment was wholly fulfilled (See Note
                  11).

         (b) The Company signed a financial lease in May 1996 with a related party (Exim Bank) in terms of which the Company will transfer ownership of a motor vehicle at the end of the lease agreement. The terms of payments are 50% at the date of the agreement and the balance in twelve equal installments.

NOTE 11  - SHARE CAPITAL

                                                                  September 30,
                                                           ----------------------------             December 31,
                                                             1997                1996                   1996
                                                           --------            --------            -------------
         Authorized, as per statutory accounts,
          called up and fully paid:


         Number of shares                                    13,740              13,740                   13,740
         Value of shares                                   $21.7914            $21.7914            $     21.7914
                                                           --------            --------            -------------
                                                           $299,414            $299,414            $     299,414
                                                           ========            ========            =============

         The shareholders with a holding in excess of 5% and their share are:

         Exim Bank S.A.                                 15%        9%        15%
         Maximillia Ltd.                                55%     58.8%        55%
         Paul Garnier Ltd.                              15%     16.1%        15%
         Zizi's Company Inc.                            15%     16.1%        15%
                                                       ---       ---        ---
                                                       100%      100%       100%
                                                       ===       ===        ===

                                                                     (continued)

                                EXIM ASINT S.A.
                       NOTES TO THE FINANCIAL STATEMENTS
                                IN U.S. DOLLARS

         Shareholders contributions in kind are described below:

                                                                                             Value of
                                                                                        contribution in the
          Shareholder      Contribution               Complementary data                   share capital
          -----------      ------------               ------------------                   -------------
         Exim Bank S.A.    Building Leased*           The building is located at              $24,840
                                                      number 3 Stefan cel Mare
                                                      street at Chisinau and is
                                                      used as the head office of
                                                      Exim Asint S.A.

         Maximillia Ltd.   Two cars                   An Opel  Astra and a                    $40,890
                                                      Mitsubishi car

         * As per the contract with Exim Bank S.A., the right of use of Exim Asint S.A. on the building is limited in time to 27 years. The contract does not state any time limit for the related share holding.

NOTE 12 - DEFERRED POLICY ACQUISITION COSTS, NET

                                                                  September 30,
                                                          -----------------------------            December 31,
                                                            1997                 1996                 1996
                                                          --------             --------             --------
         (a) Deferred policy acquisition costs
             Balance as of January 1                      $  7,906             $     --             $     --
             Additions                                      13,026               11,597                7,906
             Amortization                                   (7,906)                  --                   --
                                                          --------             --------             --------
             Balance as at end of period                    13,026               11,597                7,906

         (b) Deferred reinsurance commission              $(13,968)            $(16,421)            $(11,078)
                                                          --------             --------             --------

             Balance as of end of period, net             $   (942)            $ (4,824)            $ (3,172)
                                                          ========             ========             ========

         Commission of agents and salaries of underwriters comprise the majority of the additions to deferred policy acquisition costs.

NOTE 13 - LOSS AND LOSS ADJUSTMENT RESERVE

         The loss and loss adjustment reserve are management's best estimate and have been established in accordance with Moldovan legislation (see note 2(k)). The calculation is based on the premium earned on which a rate is applied in accordance with the insurance category. Provision rates are given here below for the year 1997. The rates are estimates as prescribed by Moldovan law and the reserves are subject to a high degree of uncertainties which are normal, recurring and inherent in the property and liability insurance sectors. Future experience, changes in the law and results of litigation may all impact materially on ultimate claim costs.

                                                                     (continued)

                                EXIM ASINT S.A.
                       NOTES TO THE FINANCIAL STATEMENTS
                                IN U.S. DOLLARS


                                                    For the nine months ended             For the nine months ended September 30 and
                                                       September 30, 1997                      the year ended December 31, 1996
                                            -------------------------------------------    -----------------------------------------
                                                                      Complementary                                 Complementary
                                             Losses and loss          losses and loss        Losses and loss       losses and loss
                                            adjustment reserves     adjustment reserves    adjustment reserves   adjustment reserves
                                            -------------------     -------------------    -------------------   -------------------
                                                                             Provision rate (percent)
         Property insurance                         60%                      2%                      65%                      4%
         Medical insurance                          65%                      2%                      60%                      4%
         Compulsory car insurance                   55%                      2%                      55%                      2%
         Employees accident insurance               65%                      2%                      65%                      4%
         Car insurance                              55%                      2%                      55%                      2%
         Cargo                                      60%                      2%                      60%                      8%

         The basic assumption underlying many methods used in the estimation of general insurance loss reserves is that past experience provides an appropriate basis for predicting future events, with adjustment for current trends affecting past experience. As the Company is relatively new and has little of its own historical experience, the best method of calculation is based on the framework of the calculation provided by Moldovan legislation.

NOTE 14 - REINSURANCE BALANCE PAYABLE

                                                September 30,    September 30,    December 31,
                                                    1997             1996             1996
                                                -------------    -------------    ------------
         Accounts payables to reinsurers           $187,794         $ 61,288         $1,568
                                                   ========         ========         ======

NOTE 15  - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

         (a)      TRANSACTIONS

                  (1) The Company has a current account and deposit accounts with Exim Bank S.A. which is controlled by a related party (see note 16).

                  (2) The Company insures the property and employees of related parties such as Exim Bank S.A. and Jolly Alon Limited. All the insurance is at regular commercial conditions.

                  (3) The Company entered into a financial lease agreement with a related party (See note 10(b)).

                  (4) The Company has the right of use of the office building for 27 years. The building is owned by a related party. In terms of an operating lease with Exim bank S.A. that received shares in exchange for that right.

                                                                     (continued)

                                EXIM ASINT S.A.
                       NOTES TO THE FINANCIAL STATEMENTS
                                IN U.S. DOLLARS


         (b)      BALANCES WITH RELATED PARTIES

                                                              September 30,
                                                      -----------------------------             December 31,
                                                        1997                  1996                  1995
                                                      -------               -------               --------
            Cash and cash equivalents                 $13,644               $66,536               $176,651
            Outstanding premiums                      48,480                25,243                 12,878
            Other accounts receivable                  5,558                12,284                 12,156

         (c)TRANSACTIONS WITH RELATED PARTIES

            Gross premium received                    $16,259               $51,401               $ 63,770
            Claims paid and outstanding                 8,735                    --                     --

         * Not including financing income and expenses from Exim Bank S.A. derived in the ordinary course of business.

NOTE 16 - ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS AS SHOWN IN THE BALANCE SHEET

                                                              September 30,              Change in              December  31,
                                                                  1997                  the period                  1996
                                                               ---------                ---------                ---------
         Current foreign currency accounts (See Note 15)       $   2,649                $(162,629)               $ 165,278
         Current accounts (See Note 15)                           10,995                     (378)                  11,373
         Deposit accounts in dollars                              54,871                   12,290                   42,581
         Write off of bankrupt bank account                      (42,875)                    (294)                 (42,581)
         Cash at hand                                                561                   (1,109)                   1,670
                                                               ---------                ---------                ---------
                                                               $  26,201                $(152,120)               $ 178,321
                                                               =========                =========                =========

         The write off amounting to U.S.$ 42,875 has been made to cover a deposit at Intreprinzbank which went bankrupt during the year 1996.

NOTE 17 - TAXATION

         The investment of the shareholder in the Company was granted the status of a foreign investment in accordance with the Foreign Investments Law of the Government of Moldova. Accordingly, income accruing to the Company during its first five years of operation are taxable at a reduced tax rate of 16% (regular tax rate in Moldova is 32%).

         The period of tax benefits under the Foreign Investment Law will end in the year 2000. Thereafter the Company tax rate will be as stated in the previous paragraph.

                                                                        September 30,
                                                               ------------------------------            December 31,
                                                                1997                   1996                   1996
                                                               -------                -------                -------
         Income tax based on Moldovan statutory
           tax rates applicable according to the
           Foreign Investment Law                              $(4,764)               $ 3,997                $ 5,226
         Valuation allowances                                    4,764                 (3,997)                (5,226)
                                                               -------                -------                -------

                 Tax on income                                 $    --                $    --                $    --
                                                               =======                =======                =======

                                                                     (continued)

                                EXIM ASINT S.A.
                       NOTES TO THE FINANCIAL STATEMENTS
                                IN U.S. DOLLARS

NOTE 18  - INVESTMENTS IN SUBSIDIARY AND AFFILIATE

         (a)      INVESTMENT IN SALVO CENTER

                  In May 1997 Salvo Center S.A. was established to provide towing services. The subsidiary has not yet commenced business operation. The Company holds 90% of the equity in the subsidiary. The Company is committed to purchase a trailer for the subsidiary, at a cost of approximately U.S.$ 36,000 net of transport costs, tax and customs levies. Until the date of the financial statements, the Company paid 25% of the said amount. A commitment exists to pay the balance of approximately U.S.$ 27,000.

         (b)      INVESTMENT IN AUTO MARKET LTD.

                  The Company holds 24% of "Auto Market Ltd." which is a newspaper publisher. Transfer of the shares is without consideration. The Company is committed to participate in the operations of the newspaper which up until the date of the financial statements were not material. The Company is not commited to any current or future material liability of the newspaper.

NOTE 19  - REINSURANCE

          The Company cedes insurance to other companies, the major one being Munchener Ruckversicherungs Gesellshaft. These reinsurance contracts do not relieve the Company from its obligations to policyholders.

          Failure of reinsurers to honor their obligations could result in losses to the Company. In order to reduce its credit risk, the Company seeks to do business only with financially sound reinsurance companies and regularly reviews the financial strength of reinsurers used. No provision for uncollectible amounts has been made since none of the receivables is deemed to be uncollectible. As of September 30, 1997 an unearned premium reserve of U.S.$ 177,787 and losses and loss adjustment reserve of U.S.$ 115,272 were associated mainly with a single reinsurer.


NOTE 20  - NET INCOME (LOSS) PER SHARE IN U.S. DOLLARS

                                                     Nine months ended
                                                       September 30,             Year ended
                                                 --------------------------     December 31,
                                                  1997              1996           1996
                                                 -------        -----------     -----------
         Net income (loss) for the period        $29,777        $   (24,984)    $   (32,662)

         Number of shares                         13,740             13,740          13,740

         Net income (loss) per share             $ 2.167        $    (1.818)    $    (2.377)

         * Shares were issued on April 23, 1996 in the framework of a private share issue and therefore according to SAB 83 the number of paid up shares as of the date of the financial statements was taken into account for purposes of calculating the net loss per share.

                                                                     (continued)

                                EXIM ASINT S.A.
                       NOTES TO THE FINANCIAL STATEMENTS
                                IN U.S. DOLLARS

NOTE 21 - FINANCIAL INSTRUMENTS

         (a)      The Company has the following financial instruments:

                  Financial assets including cash and cash equivalents, securities held to maturity, reinsurers' share of reserves, outstanding premiums, and other accounts receivable; as of financial liabilities including losses and loss adjustment reserves, creditors arising out of reinsurance and reinsurance operations, and other accounts payable and credit balances.

                  Due to the nature of most of the financial instruments, their fair value is similar or identical to their carrying value. (Regarding differences between the financial instruments whose carrying value is materially different from their fair value see paragraph (d) following).

         (b)      Supplementary credit risk information

                  Credit risk represents the accounting loss which may result to the Company as of the date of the financial statements as a result of debtors not meeting their liabilities.

                  Regarding reinsurers' share of reserves see Note 19.

                  Regarding other accounts receivable see Note 10.

                  The carrying value of securities held to maturity approximates their fair value (See Note 9).

         (c)      Supplementary interest risk information

                  Interest risk is the risk inherent in changes in interest rates and the influence on the financial instruments of the Company.

                  The Company has financial instruments bearing fixed interest only.

                       REPORT OF THE INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
EXIM ASINT S.A.
(MOLDOVAN COMPANY)



We have audited the accompanying balance sheets of Exim Asint S.A.(Moldovan Company) ("the Company") as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the related results of its operations and cash flows for each of the years then ended, in conformity with generally accepted accounting principles in the United States.



                                           Braude Bavly
                                           Certified Public Accountants (Israel)
                                           A Member of KPMG International

Tel Aviv, December 25, 1997

                                 EXIM ASINT S.A.
                               (MOLDOVAN COMPANY)

                                 BALANCE SHEETS
                                 IN U.S. DOLLARS

                                                                                                  December 31,
                                                                                            ------------------------
                                                                                 Notes       1 9 9 6         1 9 9 5
                                                                                 -----      ---------      ---------
ASSETS
SHORT TERM INVESTMENTS
Securities held to maturity                                                        9        $  47,919      $     --
                                                                                            ---------      ---------


Cash and cash equivalents                                                         15,16       178,321         80,158
Outstanding premiums                                                               15          12,878             --
Other accounts receivable                                                         10,15        15,967             37
                                                                                            ---------      ---------
                                                                                              207,166         80,195
                                                                                            ---------      ---------

REINSURERS' SHARE OF RESERVES
Provision for unearned premiums                                                                43,646             --
Losses and loss adjustment reserves                                                5,13        38,237             --
                                                                                            ---------      ---------
                                                                                               81,883             --
                                                                                            ---------      ---------
Furniture, equipment and vehicles                                                   7          19,579             84
Other assets                                                                        8          55,622             --
                                                                                            ---------      ---------
                                                                                               75,201             84
                                                                                            ---------      ---------

Total assets                                                                                $ 412,169      $  80,279
                                                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Losses and loss adjustment reserves                                                5,13     $  84,623      $  21,886
Provision for unearned premiums                                                                47,045         33,500
Reinsurance balances payable                                                        14          1,568             --
Deferred policy acquisition costs, net                                              12          3,172             --
Other accounts payable                                                                         29,010         23,730
                                                                                            ---------      ---------
Total liabilities                                                                             165,418         79,116
                                                                                            ---------      ---------

SHAREHOLDERS' EQUITY
share capital                                                                       11        299,414         21,164
Accumulated loss                                                                              (52,663)       (20,001)
                                                                                            ---------      ---------
Total shareholders' equity                                                                    246,751          1,163
                                                                                            ---------      ---------

Total liabilities and shareholders' equity                                                  $ 412,169      $  80,279
                                                                                            =========      =========


   The accompanying notes are an integral part of these financial statements.

                                 EXIM ASINT S.A.
                               (MOLDOVAN COMPANY)

                              STATEMENTS OF INCOME
                                 IN U.S. DOLLARS

                                                                                           For the year ended
                                                                                              December 31,
                                                                                        ------------------------
                                                                               Note      1 9 9 6        1 9 9 5
                                                                               ----     ---------      ---------
REVENUES
      Gross insurance premiums written                                         3(a)     $ 127,613      $  66,289
      Change in provisions for unearned premium                                3(a)       (13,546)       (33,500)
                                                                                        ---------      ---------
      Gross premiums earned                                                               114,067         32,789
                                                                                        ---------      ---------

      Premiums ceded (reinsured)                                               3(a)      (101,746)            --
      Change in reinsurers' share for unearned premium                         3(a)        43,646             --
                                                                                        ---------      ---------
      Earned premiums ceded                                                               (58,100)            --
                                                                                        ---------      ---------

      Net premiums earned                                                      3(a)        55,967         32,789
                                                                                        ---------      ---------

      Interest income                                                                      20,592             --
                                                                                        ---------      ---------
      Other revenues
      Translation loss                                                                       (831)        (1,177)
      Commission earned from reinsurance                                       3(c)        13,995             --
                                                                                        ---------      ---------
                                                                                           13,164         (1,177)
                                                                                        ---------      ---------

Total revenues                                                                             89,723         31,612
                                                                                        ---------      ---------

EXPENSES
      Losses and loss adjustment expenses                                         5        65,087         21,886
      Reinsurers' share of losses and loss adjustment
      expenses                                                                    5       (39,748)            --
                                                                                        ---------      ---------

                                                                                           25,339         21,886

      Other operating expenses                                                 3(d)        97,046         29,727
                                                                                        ---------      ---------

Total expenses                                                                            122,385         51,613
                                                                                        ---------      ---------

Loss for the year before tax                                                              (32,662)       (20,001)
Taxes on income                                                                  17            --             --
                                                                                        ---------      ---------

Loss for the year after tax                                                             $ (32,662)     $ (20,001)
                                                                                        =========      =========



   The accompanying notes are an integral part of these financial statements.

                                 EXIM ASINT S.A.
                               (MOLDOVAN COMPANY)

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 IN U.S. DOLLARS




                                                                           Retained
                                                                            earnings         Total
                                                                         (accumulated    shareholders'
                                                          Share capital     deficit)        equity
                                                          -------------  ------------    -------------
Balance as of January 1, 1995 (date of establishment of
  the Company)                                              $  21,164      $      --      $  21,164

Net loss for the year                                              --        (20,001)       (20,001)
                                                            ---------      ---------      ---------

Balance as of December 31, 1995                                21,164        (20,001)         1,163

Issue of shares                                               278,250*            --        278,250*

Net loss for the year                                              --        (32,662)       (32,662)
                                                            ---------      ---------      ---------

Balance as of December 31, 1996                             $ 299,414      $ (52,663)     $ 246,751
                                                            =========      =========      =========

* The share capital was increased as of April 23, 1996 by 12,840 additional shares of 100 MDL each. Each share carries the right to one vote. The share capital was subscribed in cash and with contribution in kind. All additional capital was paid on December 31, 1996 ( See Note 11).





   The accompanying notes are an integral part of these financial statements.

                                 EXIM ASINT S.A.
                               (MOLDOVAN COMPANY)

                            STATEMENTS OF CASH FLOWS
                                 IN U.S. DOLLARS

                                                                                     For the year ended
                                                                                        December 31,
                                                                                  ------------------------
                                                                                   1 9 9 6        1 9 9 5
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year                                                             $ (32,662)     $ (20,001)
Adjustments to reconcile net income to net cash
  provided (used) by operating activities-Schedule A                                (10,369)        79,079
                                                                                  ---------      ---------
Net cash provided (used) by operating activities                                    (43,031)        59,078
                                                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of securities                                                           (47,919)            --
Acquisition of furniture, equipment and vehicles                                     (4,751)           (84)
Payments on account of other assets                                                 (30,782)            --
Repayment of leasing transaction                                                     12,126             --
                                                                                  ---------      ---------
Net cash used by investing activities                                               (71,326)           (84)
                                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of shares-
Net cash provided by financing activities                                           212,520         21,164
                                                                                  ---------      ---------

Increase in cash and cash equivalents                                                98,163         80,158
Cash and cash equivalents at beginning of year                                       80,158             --
                                                                                  ---------      ---------
Cash and cash equivalents at end of year                                          $ 178,321      $  80,158
                                                                                  =========      =========

SCHEDULE A- ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
                PROVIDED (USED) BY OPERATING ACTIVITIES

               Expenses not involving cash flows:
                 Depreciation                                                     $   1,864      $      --

               Changes in assets and liabilities:
                 Increase in outstanding premium                                    (12,878)            --
                 Increase in other accounts receivable                               (3,774)           (37)
                 Increase (decrease) in unearned premium reserves, net              (30,101)        33,500
                 Increase in deferred policy acquisition costs, net                   3,172             --
                 Increase in losses and loss adjustment reserves, net                24,500         21,886
                 Increase in reinsurers' accounts                                     1,568             --
                 Increase in other accounts payable                                   5,280         23,730
                                                                                  ---------      ---------
                                                                                  $ (10,369)     $  79,079
                                                                                  =========      =========

SCHEDULE B- NON-CASH TRANSACTIONS

               Furniture equipment and vehicles (See Note 11)                        16,608             --
               Building leased (See Note 11)                                         24,840             --
               Other accounts receivable (See Note 10,11)                            24,282             --
                                                                                  ---------      ---------
                                                                                  $  65,730      $      --
                                                                                  =========      =========


   The accompanying notes are an integral part of these financial statements.

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

             Exim Asint S..A. ("the Company) began operations at the beginning of 1995. The Company is active in the general insurance sector and provides property and liability coverage to domestic markets.

             These financial statements have been prepared in conformity with generally accepted accounting principles in the United States.

             The accounting practices used in the preparation of these financial statements differ from statutory accounting practices prescribed or permitted for insurance companies under Moldovan law.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         (a) FINANCIAL STATEMENTS IN UNITED STATES DOLLARS

                 (1) General

                     The Company operates in Moldova and the currency of operation is the Moldovan lei ("MDL"). Moldova is still considered a country with hyper-inflation as the accrued rate of inflation in the three years preceding 1996 reached more than 100%.

                     In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," of the Financial Accounting Standards Board ("FASB") of the United States, the financial statements were remeasured in United States dollars ("the dollar"). In light of the rate of inflation as from 1995, it appears that the financial statements for the periods as from January 1, 1998 will be measured in local currency, ie the MDL.

                 (2) Principles of remeasurement

                     (a)   Balance sheets

                         Monetary assets and liabilities, including losses and loss adjustment reserves, were translated according to the exchange rate of the dollar as of December 31, 1996 and 1995, as applicable. Non-monetary items including unearned premium reserves were translated according to the exchange rate of the dollar as of the date of the related transactions.

                     (b)   Statements of income

                         Items expressing transactions in the reporting period are included according to the average exchange rate of the dollar in the month of the transaction. Components related to non-monetary items were adjusted on the same basis as the related balance sheet items.

                         The financing item is derived from other items in the financial statements and expresses financing income and expenses in real terms and erosion of monetary balances during the year.

                                                                     (continued)
--------------------------------------------------------------------------------

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


          (b) EXCHANGE RATE OF THE DOLLAR

              Following is information on the exchange rate of the dollar:

                                                                            EXCHANGE RATE
                                                                            OF THE DOLLAR
                                                                            ACCORDING TO
                                                                               THE MDL
                                                                            -------------
                  December 31,
                       1996                                                     4.650
                       1995                                                     4.522

                                                                              PERCENT
                                                                            -------------
                  Rate of increase in the year ended
                   December 31,
                         1996                                                   2.8
                         1995                                                   5.8

         (c) USE OF ESTIMATES

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

         (d) GROSS PREMIUMS WRITTEN

             All insurance premiums due in respect of insurance contracts entered into in the year are included in gross written premiums irrespective of whether they relate in whole or in part to a later year. Gross, reinsurance ceded and unearned premiums are included within gross written premiums, outward reinsurance premiums and unearned premiums, respectively. Gross premiums are net of premium reimbursements

             All insurance premiums are direct premiums. There are no assumed premiums.

         (e) RECOGNITION OF PREMIUM REVENUE

             Recognition of Premium Revenues: Property and liability premiums are generally recognized as revenue on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

         (f) FURNITURE, EQUIPMENT AND VEHICLES

             Furniture, equipment and vehicles are included at cost less accumulated depreciation.

             These cost of furniture, equipment and vehicles is their purchase cost, together with any incidental costs of acquisition. Depreciation is calculated so as to write off the cost of furniture, equipment and vehicles, less their estimated residual values, on a straight line basis over the expected useful lives of the assets concerned as accepted in Moldova.


                                                                     (continued)
--------------------------------------------------------------------------------

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS




         (g) INVESTMENTS

             Securities held to maturity: bonds which the insurance Company has the intent and ability to hold to maturity are reported at cost, adjusted for declines in fair value other than temporary declines.

         (h) REINSURANCE

             Reinsurance is accounted for on the basis of the legal form, which means that contracts are accounted for as insurance or reinsurance where the "insurance risk" is transferred or received.

             In the normal course of business, the Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

             Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

         (i) DEFERRED POLICY ACQUISITION COSTS

             Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate.

         (j) ALLOCATION OF EXPENSES

             The operating expenses and operating profit have been allocated on sectors according to the relative weight of the premium from the sector to total premiums written.

         (k) LOSS AND LOSS ADJUSTMENT RESERVE

             The Company has been operating since the beginning of 1995. During this period, the actual results have not provided the Company with sufficient historical experience to make current estimates of loss reserves. Industry results are also limited due to current and future developments in the sector in Moldova.

             The liability for losses and loss adjustment expenses includes an amount determined for losses incurred but not yet reported, which is the Company's best estimate and is based on the instructions prescribed by the insurance supervisor of Moldova and the regulations thereunder. In terms of these regulations, the Company is to maintain a reserve at specific rates of net premium earned as detailed in Note 13 below. These reserves are based on market experience as a whole and are intended to cover future claims lodged with the Company. In addition, individual claims known but not paid are provided for.

             Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there is a high degree of uncertainty surrounding the reserves and the ultimate liability may be materially different from the amounts provided.

             The reinsurers' share of losses and loss adjustment reserve is disclosed separately as an asset in the balance sheet.


                                                                     (continued)
--------------------------------------------------------------------------------

                                 EXIM ASINT S.A.

                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


         (l) EMPLOYEES' BENEFITS

             Contributions are made by the Company to the Government's health, retirement benefit and unemployment schemes at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

             The Company has no liability under Moldovan law with respect to future pension costs for its employees.

         (m) CASH EQUIVALENTS

             For the purpose of presentation in the Company's statements of cash flows, cash equivalents and short-terms, highly liquid investments that are both (a) readily convertible to known amounts of cash and
             (b) so near to maturity that they present insignificant risk of changes in value due to changing interest rates.

         (n) TAX ON INCOME

             In accordance with the statement of financial accounting standards ("SFAS") No.109 "Accounting for Income Taxes" of the Financial Accounting Standards Board ("FASB") of the United States, whereby deferred income taxes are provided to reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided against net deferred tax assets when the realization of such assets is not "more likely than not".

         (0) NET INCOME (LOSS) PER SHARE

             Information regarding net income (loss) per share is computed on the basis of the weighted average of the number of ordinary shares outstanding in the year.


                                                                     (continued)
--------------------------------------------------------------------------------

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


NOTE 3 - INFORMATION ABOUT LINES OF BUSINESS

         (A) GROSS WRITTEN AND EARNED PREMIUMS


                                                                  For the year ended December 31, 1996
                                                                                   Change in                    Net          Net
                                                   Change in      Reinsurance         UPR                      change       after
                                     Gross         UPR gross         ceded        reinsurance     Net          in UPR        UPR
                                     -----         ---------         -----        -----------     ---          ------        ---
          Cargo                    $      51      $      --      $      --       $     --       $    51      $     --      $    51
          Property insurance          97,129        (12,946)        93,817        (43,328)        3,312        30,382       33,694
          Medical insurance           15,858           (600)         7,929           (318)        7,929          (282)       7,647
          Compulsory car
           insurance                     173             --             --             --           173            --          173
          Employees' accident
           insurance                  14,402             --             --             --        14,402            --       14,402
          Car insurance                   --             --             --             --            --            --           --
                                   ---------      ---------      ---------       --------       -------      --------      -------
                                   $ 127,613      $ (13,546)     $ 101,746       $(43,646)      $25,867      $ 30,100      $55,967
                                   =========      =========      =========       ========       =======      ========      =======


                                                         For the year ended December 31, 1995
                                                                               Change in                      Net            Net
                                                  Change in      Reinsurance      UPR                        change         after
                                     Gross        UPR gross         ceded     reinsurance      Net           in UPR          UPR
                                     -----        ---------         -----     -----------      ---           ------          ---
          Property insurance       $ 64,493       $.(33,500)         $--          $--        $ 64,493       $(33,500)      $30,993
          Medical insurance             111              --           --           --             111             --           111
          Employees' accident
           insurance                  1,685              --           --           --           1,685             --         1,685
          Car insurance                  --              --           --           --              --             --            --
                                   --------       ---------          ---          ---        --------       --------       -------
                                   $ 66,289         (33,500)         $--          $--        $ 66,289       $(33,500)      $32,789
                                   ========       =========          ===          ===        ========       ========       =======


         All gross written premiums in respect of direct and reinsurance business are written in Moldova. Reinsurance activities started during 1996.

         (B) INCURRED INDIVIDUAL CLAIMS (not including change in loss reserve)

                                              For the year ended                            For the year ended
                                              December 31, 1996                              December 31, 1995
                                                   Reinsurance                                  Reinsurance
                                   Gross              ceded             Net          Gross          ceded         Net
                                   -----              -----             ---          -----          -----         ---
          Property insurance      $   778           $  (389)          $  389          $--            $--          $--
          Medical insurance         2,245            (1,122)           1,123           --             --           --
                                  -------           -------           ------          ---            ---          ---
                                  $ 3,023           $(1,511)          $1,512          $--            $--          $--
                                  =======           =======           ======          ===            ===          ===

                                                                     (continued)

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


         (C) COMMISSIONS EARNED FROM REINSURANCE


                                                  For the year ended
                                                     December 31,
                                                1 9 9 6         1 9 9 5
                                                -------         -------
          Property insurance                    $11,710         $    --
          Medical insurance                       2,285              --
                                                -------         -------
                                                $13,995         $    --
                                                =======         =======


         (D) OPERATING EXPENSES

          Property insurance                    $73,863         $29,727
          Medical insurance                      12,059              --
          Compulsory car insurance                  172              --
          Employees' accident insurance          10,952              --
                                                -------         -------
                                                $97,046         $29,727
                                                =======         =======


NOTE 4 - MAJOR CLIENTS

         The Company has three major clients in the property insurance, one of which is a related party.


                                            Percentage of premium
                                              from total premium

                                              For the year ended
                                                 December 31,
                                          1 9 9 6            1 9 9 5
                                          -------            -------
                                                   Percent
     Client A                                -                  31%
     Client B - related party              60.3%                  -
     Client C                                -                  61%

                                                                     (continued)

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


NOTE 5 - MOVEMENT IN LOSSES AND LOSS ADJUSTMENT RESERVE

                                                          December 31,
                                                      1 9 9 6      1 9 9 5
                                                      -------      -------
          Balance as of January 1                     $21,886      $    --
          Less reinsurance recoverables                    --           --
                                                      -------      -------
          Net balance as of January 1                 $21,886      $    --
                                                      -------      -------

          Incurred related to
               Current year                             5,126       21,886
               Prior years                             20,213           --
                                                      -------      -------

          Total incurred                               25,339       21,886
                                                      -------      -------
          Paid related to
               Current year                               839           --
               Prior years                                 --           --
                                                      -------      -------
                                                          839           --
                                                      -------      -------


          Net balance as of end of the year            46,386       21,886
          Add: net recoverables from reinsurance       38,237           --
                                                      -------      -------
          Balance as of end of the year               $84,623      $21,886
                                                      =======      =======

The incurred loss reserve in respect of the prior underwriting year is due mainly to a shift from the unearned premium reserve to the loss reserve.



NOTE 6 - EMPLOYEE INFORMATION

         The Company signed an agreement with two of its directors according to which the Company will pay them each 7.5% of the accumulated net profit (after deduction of accumulated losses). Up to the date of the financial statements no payment or provision has been made since the Company has an accumulated loss.

                                                                     (continued)

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


NOTE 7 - FURNITURE, EQUIPMENT AND VEHICLES


                                                     Furniture
                                                       and                           Motor
                                                    equipment      Computers       vehicles         Total
                                                    ---------      ---------       --------         -----

          COST
          Balance as of December 31, 1995            $   84         $   --         $    --         $    84
          Additions                                   1,857          2,894          16,608          21,359
                                                     ------         ------         -------         -------

          Cost as of December 31, 1996                1,941          2,894          16,608          21,443
                                                     ------         ------         -------         -------

          ACCUMULATED DEPRECIATION
          Balance as of December 31, 1995                --             --              --              --
          Depreciation charge for the year              148            172           1,544           1,864
                                                     ------         ------         -------         -------

          Accumulated depreciation as of
          December 31, 1996                             148            172           1,544           1,864
                                                     ------         ------         -------         -------

          DEPRECIATED BALANCE                        $1,793         $2,722         $15,064         $19,579
                                                     ======         ======         =======         =======

          ANNUAL DEPRECIATION RATES                  5%-13%         9%-10%         14%-15%
                                                     ======         ======         =======


NOTE 8 - OTHER ASSETS

                                                                     December 31,
                                                                 1 9 9 6      1 9 9 5
                                                                 -------      -------
          BUILDING LEASED (A)
          Right of use of building - at fair value               $24,840        $--
          Improvements to buildings                                   --         --
                                                                 -------        ---
                                                                  24,840         --
          Amortization for the period                                 --         --
                                                                 -------        ---
          Balance                                                $24,840        $--

          PAYMENT ON ACCOUNT OF ASSETS (B)                        30,782         --
                                                                 -------        ---
          Other assets                                           $55,622        $--
                                                                 =======        ===

         (a) The Company has the right of use of the office building for 27 years. This is in terms of an operating lease with Exim Bank S.A. which received shares in exchange for that right. (See Note 11)

             The building was recorded at fair value according to State valuation and the improvements were recorded at cost. These amounts (including the prepaid lease amounts) are amortized over the period of the lease.

         (b) Payments on account of assets include improvements in progress on the head office building and payments on account of equipment.


                                                                     (continued)

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


NOTE 9 - SECURITIES HELD TO MATURITY

                                                                   December 31,
                                                          1 9 9 6                 1 9 9 5
                                                          -------                 -------
         Deposits with public organizations               $47,919                   $--
                                                          =======                   ===

         * Financial investments as of December 31, 1996 are composed of treasury bonds denominated in MDL bearing interest of approximately 20% per annum and with a maturity of three months from the date of deposit. The carrying value of the bonds approximates their fair value.

NOTE 10 - OTHER ACCOUNTS RECEIVABLE

                                                                                  December 31,
                                                                         1 9 9 6                1 9 9 5
                                                                         -------                -------
         Financial lease - Exim Bank*                                    $12,156                   $--
         Payments on account of furniture, equipment and
           vehicles                                                        3,685                    --
         Others                                                              126                    37
                                                                         -------                   ---
         Other accounts receivable                                       $15,967                   $37
                                                                         =======                   ===

         * The Company signed a financial lease in May 1996 with a related party (Exim Bank) in terms of which the Company will transfer ownership of a motor vehicle at the end of the lease agreement. The terms of payments are 50% at the date of the agreement and the balance in twelve equal installments.


NOTE 11 - SHARE CAPITAL

                                                                                                      December 31,
                                                                                              1 9 9 6             1 9 9 5
                                                                                              -------             -------
         Authorized, as per statutory accounts, called up and fully paid:


         Number of shares                                                                       13,740                 900

         Value of shares *                                                                    $  21.79             $ 23.52
                                                                                              --------             -------
                                                                                              $299,414             $21,164
                                                                                              ========             =======

         * The difference in the value of shares is the result of translation differences.


         The shareholders with a holding in excess of 5% and their share

                                                     Percent
                                                     -------
         Exim Bank S.A.                        15%             22.3%
         Maximillia Ltd.                       55%                 -
         Paul Garnier Ltd.                     15%                 -
         Zizi's Company Inc.                   15%                 -
         Seabeco Investor                        -             33.3%
         Seabeco Moldova                         -             33.3%
         Promovare                               -             11.1%
                                              ----             -----
                                              100%              100%
                                              ====             =====

                                                                     (continued)

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


         Shareholders contributions in kind are described below:


                                                                                                              Value of
                                                                                                        contribution in the
          Shareholder                     Contribution                     Complementary data               share capital
          -----------                     ------------                     ------------------               -------------
         Exim Bank S.A.                 Building Leased*                 The building is located at             $24,840
                                                                         number 3 Stefan cel Mare
                                                                         street at Chisinau and is
                                                                         used as the head office of
                                                                         Exim Asint S.A.

         Maximillia Ltd.                Two cars                         An Opel Astra and a                    $40,890
                                                                         Mitsubishi car

         * As per the contract with Exim Bank S.A., the right of use of Exim Asint S.A. on the building is limited in time to 27 years. The contract does not state any time limit for the related share holding.

NOTE 12 - DEFERRED POLICY ACQUISITION COSTS

                                                                              December 31,
                                                                      1 9 9 6              1 9 9 5
                                                                      -------              -------
         (a)  Deferred policy acquisition costs
              Balance as of January 1                                $     --                --
              Additions                                                 7,906                --
              Amortization                                                 --                --
                                                                     --------                --
              Balance as at end of period                               7,906                --

         (b)  Deferred reinsurance commission                        $(11,078)               --
                                                                     --------                --
              Balance as of end of period, net                       $ (3,172)               --
                                                                     ========                ==

         Commission of agents and salaries of underwriters comprise the majority of the additions to deferred policy acquisition costs.


NOTE 13 - LOSS AND LOSS ADJUSTMENT RESERVE

         The loss and loss adjustment reserve are management's best estimate and have been established in accordance with Moldovan legislation (see Note 2(k)). The calculation is based on the premium earned on which a rate is applied in accordance with the insurance category. Provision rates are given here below. The rates are estimates as prescribed by Moldovan law and the reserves are subject to a high degree of uncertainties which are normal, recurring and inherent in the property and liability insurance sectors. Future experience, changes in the law and results of litigation may all impact materially on ultimate claim costs.

                                                                     (continued)

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


                                                                        For the year ended
                                                                         December 31, 1996
                                                                  Loss and loss      Complementary
                                                                    adjustment            loss
                                                                    reserves             reserve
                                                                 ---------------    ---------------
                                                                          Provision rate (%)
                                                                          ------------------
Property insurance                                                      65%                 4%
Medical insurance                                                       60%                 4%
Compulsory car insurance                                                55%                 2%
Employees' accident insurance                                           65%                 4%
Car insurance                                                           55%                 2%
Cargo                                                                   60%                 8%

           The basic assumption underlying many methods used in the estimation of general insurance loss reserves is that past experience provides an appropriate basis for predicting future events, with adjustment for current trends affecting past experience. As the Company is relatively new and has little of its own historical experience, the best method of calculation is based on the framework of the calculation provided by Moldovan legislation.


NOTE 14 - REINSURANCE BALANCE PAYABLE

                                                            December 31,
                                                     1 9 9 6            1 9 9 5
                                                     -------            -------
         Other payables to reinsurers                $1,568               $--
                                                     ======               ===


NOTE 15 - TRANSACTIONS AND BALANCES WITH RELATED PARTIES

         (A) TRANSACTIONS

             (1) The Company has a current account and deposit accounts with
                 Exim Bank S.A. which is controlled by a related party (see Note
                 16).

             (2) The Company insures the property and employees of related parties such as Exim Bank S.A. and Jolly Alon Limited. All the insurance is at regular commercial conditions.

             (3) The Company entered into a financial lease agreement with a related party (see Note 10(b)).

             (4) The Company has the right of use of the office building for 27 years. The building is owned by a related party. This is in terms of an operating lease with Exim bank S.A. that received shares in exchange for that right.

                                                                     (continued)

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


         (B)  BALANCES WITH RELATED PARTIES

                                                                December 31,
                                                          1 9 9 6         1 9 9 5
                                                          -------         -------
         (B)  BALANCES WITH RELATED PARTIES

          Cash and cash equivalents                       $176,651        $9,835
          Outstanding premiums                              12,878            --
          Other accounts receivable                         12,156            --


         (C) TRANSACTIONS WITH RELATED PARTIES

          Gross premium received                            63,770            --
          Claims paid and outstanding                           --            --



         * Not including financing income and expenses from Exim Bank S.A. derived in the ordinary course of business.

NOTE 16 - ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS AS SHOWN IN THE BALANCE SHEET


                                                               December 31,        Change in      December 31,
                                                                 1 9 9 6           the year         1 9 9 5
                                                                 -------           --------         -------
          Current foreign currency account (See Note 15)        $ 165,278         $ 165,278         $    --
          Current account (See Note 15)                            11,373             1,539           9,834
          Deposit accounts in dollars                              42,581           (27,742)         70,323
          Write off of bankrupt bank account                      (42,581)          (42,581)             --
          Cash at hand                                              1,670             1,669               1
                                                                ---------         ---------         -------
                                                                $ 178,321         $  98,163         $80,158
                                                                =========         =========         =======

         The write off amounting to U.S.$ 42,875 has been made to cover a deposit at Intreprinzbank which went bankrupt during the year 1996.

NOTE 17 - TAXATION

         The investment of the shareholder in the Company was granted the status of a foreign investment in accordance with the Foreign Investments Law of the Government of Moldova. Accordingly, income accruing to the Company during its first five years of operation are taxable at a reduced tax rate of 16% (regular tax rate in Moldova is 32%).

         The period of tax benefits under the Foreign Investment Law will end in the year 2000. Thereafter the Company tax rate will be as stated in the previous paragraph.

                                                                                   December 31,
                                                                              1 9 9 6           1 9 9 5
                                                                              -------           -------
         Income tax based on Moldovan statutory tax rates
           applicable according to the Foreign Investment Law                 $ 5,226            $ 6,400
         Valuation allowances                                                  (5,226)            (6,400)
                                                                              -------            -------

         Tax on income                                                       $    --            $    --
                                                                              =======            =======

                                                                     (continued)

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


NOTE 18 - REINSURANCE

         The Company cedes insurance to other companies, the major one being Munchener Ruckversicherungs Gesellshaft. These reinsurance contracts do not relieve the Company from its obligations to policyholders.

         Failure of reinsurers to honor their obligations could result in losses to the Company. In order to reduce its credit risk, the Company seeks to do business only with financially sound reinsurance companies and regularly reviews the financial strength of reinsurers used. No provision for uncollectible amounts has been made since none of the receivables is deemed to be uncollectible. As of December 31,1996 an unearned premium reserve of U.S.$ 43,646 and losses and loss adjustment reserve of U.S.$ 38,237 were associated mainly with a single reinsurer.

         The investment in Salvo Center is accounted for on the equity basis.


NOTE 19 - NET LOSS PER SHARE IN U.S. DOLLARS

                                              December 31,
                                        1 9 9 6          1 9 9 5
                                        -------          -------
          Net loss for the year        $(32,662)        $(20,001)
          Number of shares               13,740           13,740

          Net loss per share           $ (2.377)        $ (1.455)
                                       ========         ========

         * Shares were issued on April 23, 1996 in the framework of a private share issue and therefore according to SAB 83 the number of paid up shares as of the date of the financial statements was taken into account for purposes of calculating the net loss per share.


NOTE 20 - FINANCIAL INSTRUMENTS

         (A) The Company has the following financial instruments:

             Financial assets including cash and cash equivalents, securities held to maturity, reinsurers' share of reserves, outstanding premiums, and other accounts receivable; and financial liabilities including losses and loss adjustment reserves, creditors arising out of reinsurance and reinsurance operations, and other accounts payable and credit balances.

             Due to the nature of most of the financial instruments, their fair value is similar or identical to their carrying value. (Regarding differences between the financial instruments whose carrying value is materially different from their fair value see paragraph (d) following).

                                                                     (continued)

                                 EXIM ASINT S.A
                        NOTES TO THE FINANCIAL STATEMENTS
                                 IN U.S. DOLLARS


         (B) Supplementary credit risk information

             Credit risk represents the accounting loss which may result to the Company as of the date of the financial statements as a result of debtors not meeting their liabilities.

             Regarding reinsurers' share of reserves see Note 18.

             Regarding other accounts receivable see Note 10.

             The carrying value of securities held to maturity approximates their fair value (See Note 9).

         (C) Supplementary interest risk information

             Interest risk is the risk inherent in changes in interest rates and the influence on the financial instruments of the Company.

             The Company has financial instruments bearing fixed interest only.

                                                                     (continued)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRIMOL GROUP, INC.

                                          By:        /s/ TED SHAPIRO

                                            ------------------------------------
Dated: April 14, 1998                         Ted Shapiro, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 14, 1998                  By: /s/ BORIS BIRSHTEIN
                         ----------------------------------------------------
                                Boris Birshtein, Chairman of the Board

Dated: April 14, 1998                    By: /s/ TED SHAPIRO
                         ----------------------------------------------------
                         Ted Shapiro, President, Chief Executive Officer and
                                               Director

Dated: April 14, 1998                  By: /s/ SHMUEL GURFINKEL
                         ----------------------------------------------------
                         Shmuel Gurfinkel, Chief Financial Officer and Director
                                     (Principal Accounting Officer)

Dated: April 14, 1998                 By: /s/ ROBERT L. BLESSEY
                         ----------------------------------------------------
                              Robert L. Blessey, Secretary and Director

                                  APPENDIX "A"

                              REPUBLIC OF MOLDOVA*

     The Republic of Moldova is an independent nation and former member republic of the Union of Soviet Socialist Republics ("USSR"). Moldova achieved independence in August 1991. The Republic of Moldova is situated in southeastern Europe between Romania and Ukraine, and is a member of the United Nations. It has a population of nearly 4.3 million people, and territory covering 33,800 square km.

     DEMOGRAPHICS: 4.3 million people: 65% Moldavan, 14% Ukrainian, 13% Russian, with lesser populations of ethnic Gagauz (Turkish Christians), Belarusians, Germans, Poles and Gypsies. With about 129 inhabitants per square kilometer, Moldova is the most densely populated of the Newly Independent States
(NIS). Chisinau (formerly known as Kishinev) is the capital (676,000). Other large cities include: Bel'tsy (162,000), Bendery (132,000), and Tiraspol (184,000). Romanian (officially referred to as Moldovan in Moldova) and Russian are the official languages.

     POLITICAL CLIMATE: Moldova declared independence from the USSR on August 27, 1991, and in 1994, held parliamentary elections and adopted a new Constitution guaranteeing democratic political, civil and human rights. Democratic elections in late 1996 resulted in an orderly transition to a new presidency with subsequent new executive and ministry appointments. The Trans-dniester region which, unlike the rest of the country, was never part of Romania, has sought autonomous status within a Moldovan confederation. A brief armed conflict ended in a cease fire in July 1992, with negotiations on the status of this region in progress.

     ECONOMIC PERFORMANCE: Moldova's government has moved consistently towards economic and social reform. Its successful efforts to reduce its budget deficit and inflation, and implement structural reforms, notably privatization, have been supported by the International Monetary Fund and other international lending institutions, development loans, and public and private investment. Moldova has removed price controls on all products, ceased issuing preferential credits, and launched both small and medium to large scale privatization programs.

     However, Moldova has undertaken substantial economic reform. The government has liberalized most prices and phased out subsidies on most basic consumer goods. A program begun in March 1993 has privatized 80% of all housing units, and nearly 2,000 small, medium, and large enterprises.

     Moldova's National Commodity Exchange was established in April 1991, and the Moldova Stock Exchange was opened in June 1995. Moldova has International Monetary Fund standby and systemic transformation programs in effect.

     Moldova has a mild sunny climate considered ideal for agriculture, which accounts for about 40% of the country's GDP. Primary crops include wheat, corn, barley, tobacco, sugar beets, and soybeans. Beef and dairy cattle are raised, and beekeeping and silkworm breeding are widespread.

     Moldova's best-known product is wine, produced from its vineyards which are concentrated in the central and southern regions. Moldova also produces liquors and champagne.

DEFENSE AND MILITARY ISSUES

     Moldova has accepted all relevant arms control obligations of the former Soviet Union. On October 30, 1992, Moldova ratified the Conventional Armed Forces in Europe Treaty, which establishes comprehensive limits on key categories of conventional military equipment and provides for the destruction of weapons in

---------------

* The information contained herein comes from the following sources: "Trade & Economic Overview of Moldova," June 1997, by Business Information Service for the Newly Independent States (BISNIS), U.S. Department of Commerce, International Trade Administration; "Background Notes: Moldova, March 1996," Bureau of Public Affairs; "National Bank of Moldova," accessed at http://www.moldova.org/html/nat-bank.htm (current as of October 1, 1996); and "Economic Reforms in Moldova," accessed at http://www.moldova.org/html/Economic.htm.

excess of those limits. It acceded to the provisions of the nuclear Non-Proliferation Treaty in October 1994 in Washington, D.C. It does not have nuclear, biological, or chemical weapons. Moldova joined the North Atlantic Treaty Organization's Partnership for Peace on March 16, 1994.

FOREIGN RELATIONS

     The dissolution of the Soviet Union in December 1991 brought an end to the Cold War and created the opportunity to build bilateral relations with the former Soviet republics as they began a political and economic transformation. The United States recognized the independence of Moldova on December 25, 1991, and opened an embassy in its capital, Kishinev, in March 1992.

     Moldova's parliament approved the country's membership in the Commonwealth of Independent States ("CIS"), a group of 12 former Soviet republics, and a CIS charter on economic union in April 1994. In 1995, the country became the first newly independent state admitted to the Council of Europe. In addition to its membership in NATO's Partnership for Peace, Moldova also belongs to the United Nations, the OSCE, the North Atlantic Cooperation Council, the International Monetary Fund, the World Bank, and the European Bank for Reconstruction and Development.

THE MONETARY SYSTEM AND ECONOMIC POLICY

     The Moldovan currency is the Moldovan Leu ("MDL"), which was introduced in November 1993. The MDL has a floating exchange rate and its value is fixed daily on the Moldovan Interbank Foreign Currency Exchange. Upon introduction, the exchange rate was set as 3.85 MDL to one American dollar ("US$"). As of October 1, 1996 the exchange rate was 4.6212 MDL/US$. NBM claims that as of such date, this is the lowest exchange rate, relative to the American dollar, of any currency of any of the former Soviet republics.

     Moldova established a National Bank of Moldova ("NBM") in June 1991, and adopted laws governing financial institutions (the "Banking Law") in July 1995. The NBM's functions include the regulation and creation of monetary policy, development and implementation of monetary, credit and foreign exchange policies, preservation of liquidity and the honoring of credit, supervision of the system of payments and balance of external payments, management of international reserves and foreign debt, and maintenance of the national treasury. The NBM licenses, supervises and regulates financial institutions. The objective of the macroeconomic policy promoted by the Moldovan government and NBM is to promote a tight monetary and credit policy.

     The Banking Law endeavors to protect private investors, limit excessive risk in the financial system, foster and encourage a strong, competitive financial sector, and permit market forces to interact with participants in the financial sector. Banks are permitted to enter into agreements and possess goods.

     Moldova has achieved relatively low inflation, which NBM attributes to a tight monetary policy. In September 1996, inflation was measured at 1.5 percent monthly, as compared with 18.9 percent in January 1994 and 55.7 percent in January 1993 (all figures are monthly rates). August 1996 inflation was measured at negative 0.3 percent (slight deflation). For the year 1996, the cumulative inflation rate was 15.1%. Annual inflation in 1995 was 23.8% and 104.5% in 1994. In 1993, there was hyperinflation. NBM claims that the taming of inflation has permitted a more favorable refinancing rate, which as of September 25, 1996 was 20%, as compared to 42% at the beginning of 1995. NBM asserts that the stability of the MDL and controlling of inflation will be important in attracting foreign investment into Moldova.

     After a degree of financial stability had been achieved, Moldova adopted the provisions of Article VIII, Sections 2 through 4 of the Articles of Agreement of the International Monetary Fund. This adoption permits the convertibility of the MDL, which in turn allows for market participants and other economic agents to engage in foreign exchange for all payments related to current account operations and other capital account operations.

     NBM asserts that although economic results from the last two years (1995 and 1996) have produced significant results, the country continues to experience difficulties on the microeconomic level and requires extensive structural reforms which it believes will require Western assistance.

     Foreign reserves have increased from US$76 million in January 1994 to US$392 million in July 1997. Exports have increased from US$390 million in 1993 to US$800 million in 1997.

     The Moldovan government has attempted to pay down its budget deficits through the issuance of State Certificates, instead of resorting to the issuance by the NBM of new money (i.e., printing more money). Through September 3, 1996, 95 auctions were held at which State Certificates in an aggregate face value of
670.2 million MDL were sold. State Certificates are sold at a discount, and are available for both legal entities and individuals who work through commercial banks.

ECONOMY, TRADE AND COMMERCE

     GDP has declined in the last seven years, so that in 1997 Moldova's economic output was equivalent to its output in 1972. In 1995, Moldova's GDP was $1.781 billion, and per capita GDP was $367. The Moldovan economy has an agri-industrial base, with over 75% of the net domestic product ("NDP") originating from agriculture or industry, and 9.9% originating from construction and 8.1% originating from transportation. Only 5.8% of NDP comes from trade and commerce. Approximately 61% of all trade is with former Soviet republics. Moldova's main foreign trade partners are Russia, Ukrania, Romania and Germany. Approximately 33% of all imports are from foreign countries other than the former Soviet republics.

     Acknowledging that foreign capital is vital for the success of reforms, the Government made the attraction of foreign investments one of its priorities.

     To that end, on July 25, 1997, the Parliament passed a law on land reform which was one of the IMF conditions for approving a standby loan to Moldova. Under the law, land may be purchased by both Moldovans and foreigners (but farmland may be purchased only by Moldovans).

     Other legal reforms have been instituted for the protection of foreign investment.

     The fact that Moldova is a stable, credit-worthy nation may be demonstrated by the recent Moody's risk rating of Moldova as a Ba2 type country. Thus, Moldova was placed in the top tier of countries with high credit-worthiness and an investment climate rated excellent and, at the same level with such countries as Mexico, Egypt and Lithuania. The Ba2 rating is one level above Romania, two above Argentina, Brazil and Turkey and three above Bulgaria. The recent issuance of US$75 million worth of Eurobonds, in cooperation with Merrill Lynch, was oversubscribed with demand three times that of the available supply on the international financial markets.

     The Moldovan government claims its efforts to reduce its budget deficit, control inflation, implement structural reforms and privatize industry have been supported by the IMF, World Bank and the European Bank for Reconstruction and Economic Development, which have offered the country about $650 million, in addition to a loan of $100 million from the World Bank with regards to which negotiations are pending.

     In 1996, the EBRD ranked Moldova 11th out of 25 former Communist countries in Europe with regards to the progress of their economies in transition from a central-planning to a market orientation. This ranking places Moldova behind Czechoslovakia, Hungary and Estonia, but ahead of Bulgaria, the Ukraine, and Azerbajidan.

TAXES

     The corporate tax rate consists of 32% of taxable income, with a 20% value added tax.

ECONOMIC RELATIONS AND FOREIGN AID

     A trade agreement providing reciprocal most-favored-nation tariff treatment with the United States became effective in July 1992. An Overseas Private Investment Corporation agreement, which encourages U.S. private investment by providing direct loans and loan guarantees, was signed in June 1992. A bilateral investment treaty was signed in April 1993. Generalized system of preferences status was granted in August 1995, and some Ex-Im bank coverage became available in November 1995.

     The Republic of Moldova cooperates extensively with international economic organizations, including the International Monetary Fund, The World Bank, World Trade Organization, UN Economic Commission for Europe, European Bank for Reconstruction and Economic Development and the United Nations Development Program.

     Moldova also participates in the commercial and economic structures of the Commonwealth of Independent States (CIS) and has developed bilateral relations with many Eastern European countries, Germany, the United States, Austria, Israel, Greece, Turkey and many other countries.

     Cooperation between Moldova and the world community is based on the commitment of the Moldovan President, Parliament, Government and citizens to the principles of an open economy, democracy and human rights.

     Moldova has received significant foreign aid from the United States. From 1992 through September 1995, total U.S. assistance to Moldova included about $59 million in humanitarian shipments; $104 million in U.S. Department of Agriculture food assistance -- including about 80,000 metric tons of food aid, valued at $20 million, in FY 1994-95; and $61 million in technical assistance.

     In January 1992, the U.S. initiated the Coordinating Conference on Assistance to the New Independent States in response to the humanitarian emergencies facing those countries. The resulting Operation Provide Hope provided desperately needed food, fuel, medicine, and shelter. By January 1996, the total in humanitarian medical supplies, food, and clothing provided by the U.S. to Moldova had risen to about $61 million. Initiatives included the 1993 shipment of Department of Defense excess medical supplies, the 1994 donation of a military hospital to Moldova, and the 1995 provision of U.S. equipment that allowed for mass immunization of the Moldovan population against diphtheria.

     Recently, the focus of U.S. aid has shifted to technical assistance in support of Moldova's transition to a market economy and democratic society. The establishment of a Western NIS Enterprise Fund was announced by President Clinton in January 1994, to provide investment capital to privatizing firms in Ukraine, Moldova, and Belarus. The Enterprise Fund is the capstone of focusing assistance efforts on creating the institutions necessary to support market economies. The Fund's Chisinau office opened in October 1995 and as of early 1996 had committed investment capital of over $3 million to companies in Moldova.

     In 1995, the U.S. provided assistance and training that played an important role in the Moldovan parliament's passage of the Law on the Circulation of Securities and Stock Exchanges. In July 1995, U.S. advisors were placed at Moldova's Central Bank to help with the bank sector's transition to international accounting standards. The U.S. has also provided training in a variety of related areas, including entrepreneurship, agribusiness development, and international trade and investment. Technical assistance has been provided to support implementation of Moldova's privatization programs.

     Training and technical assistance programs have been provided in law school curriculum reform, rule of law, law enforcement, assessment of the draft Moldovan constitution, municipal organization and staffing, political parties and elections, independent media, pluralism, protection of minority rights, and diplomacy and foreign policy. Educational exchanges play an important role in these areas. Resident advisers have worked with the executive and legislative branches of the Moldovan Government. Peace Corps volunteers are working in Moldova with a focus on teaching English and advising small businesses.

FOREIGN INVESTMENT LAW IN MOLDOVA

     1. In the event new legislative acts are adopted which impact an enterprise with foreign investments and which was organized before these provisions have passed, such enterprise has the right to follow the legislation in effect when the enterprise was organized for ten years after the effective date of the new legislative acts.

     2. Foreign investments cannot be expropriated, nationalized or be subject to any other similar measures in other way but according to the law on the basis of a law for the sake of national interests and for appropriate compensation.

     3. After payment of taxes, customs and duties foreign investors have the guaranteed right to remit abroad their monetary funds in foreign currency obtained as the result of investment.

     4. After payment of income taxes, foreign employees have the guaranteed right to remit abroad their unused wages (salaries) and other incomes in foreign currency obtained by them as the result of their working activity.

     5.  PROFIT TAX EXEMPTION

        Having formed founding capital and declared the first income an enterprise with foreign investments has the right to reduce its profit tax at 50% within the period of 5 years, and is exempt from the obligatory sale of income in foreign currency.

     6.  ADDITIONAL PRIVILEGES

          (a) During the term of exemption from profit tax an enterprise with foreign investments is exempted from investment tax for new capital construction.

          (b) After the signing and ratification of bilateral agreements preventing double taxation, the dividends received by foreign investors in enterprises are not subject to taxation.

     Companies which are (a) established with both foreign and Moldovan capital,
(b) established with exclusively foreign capital, or (c) in which a foreign party acquires a holding in an already operational Moldovan company or acquires the entire company, are regarded as companies with foreign equity participation and are thus subject to the Foreign Investment Law. Such companies have the right to establish subsidiaries, both in Moldova and in other countries. They may also acquire any part of already existing firms.

FOREIGN CURRENCY TRANSACTIONS

     Any foreign currency transactions must be effected in conformity with the Currency Regulations approved by the Administrative Council of the National Bank of Moldova on January 13, 1994, and their subsequent amendments.

     Foreigners may exchange hard currency to MDL and back in any exchange office. Such offices can be found in many convenient public places, including hotels.

     Upon arrival to and departure from Moldova, resident and non-resident foreigners must declare any bank notes, coins or checks currently on their person in MDL or hard currency with customs authorities. Non-residents may take out of Moldova hard currency not exceeding either the amount stated in their customs declarations at the time of their arrival to Moldova and certified by the customs authorities, or the figure stated in the permission to take currency out of the country issued by an authorized bank or by the National Bank of Moldova. Furthermore, the amount taken out in cash should not exceed USD 50,000 (or the equivalent amount in other currencies) per person. Amounts exceeding USD 50,000 or the equivalent amounts in other currencies cannot be taken out of the country in cash, and should be remitted through a bank.

     A value-added tax is imposed at the rate of 20% of the customs value of imported goods, on goods supplied within the Russian Federation and on certain services.

FOREIGN CAPITAL INVESTMENTS

     Since Moldova's independence, public companies have performed enormous work to improve the picture about the country abroad and to amplify the attractiveness of the country. The memberships in the Multilateral Investment Guarantee Agency ("MIGA") of the World Bank has ensured compensation for foreign investments against civil wars, political disturbances and governmental actions. Within the Ministry of Economy and Reforms there has been created the Development and Foreign Investment Agency that provides a large range of services for foreign investors.

     Companies which utilize foreign capital (joint companies and companies fully owned by foreign investors) can be established under any legal form of business. Requirements towards promotion and performance of companies with foreign capital go under the regulation "On Foreign Investments" adopted in April 1992, as well as of further amendments issued in 1994 and 1996 and other normative acts of the Republic of Moldova.

     As of January 1997, the number of companies with foreign capital registered in Moldova was 915. In 1996 there were 322 joint enterprises, an increase of 50 percent compared with the previous year.

                               TRIMOL GROUP, INC.

                               INDEX OF EXHIBITS

EXHIBIT
  NO.                       DESCRIPTION OF DOCUMENT
-------                     -----------------------
  2       Agreement and Plan of Reorganization, effective January 6,
          1998, by and among the Company, Edward F. Cowle, H. DeWorth
          Williams, Gold Hill Mines, Inc., Magnum Associates Ltd. and
          Starbeam, Ltd.(1)
  3       By-Laws(2)
  4       Specimen of Certificate of Common Stock(2)
 21       List of Subsidiaries
 23.1     Consent of Jones, Jensen & Company, LLC
 23.2     Consent of KPMG Braude Bavly, an affiliate of KPMG
          International

---------------
(1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998 and as amended on March 5, 1998 and as amended as of March 27, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB.