Form 10QSB
period 1998-03-31
TRIMOL GROUP INC
filed 1998-05-20
CIK 1011733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998



/ /   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________________ to __________________

Commission file number 0-28144

                               TRIMOL GROUP, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                        13-3859706
               --------                                        ----------
      (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

        1285 Avenue of the Americas, 35th Floor, New York, New York 10019
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 554-4394
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/    No / /

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  / /    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1998, 11,000,000 shares of Common Stock, par value $.01 per Share.

Transitional Small Business Disclosure Format (check one):

Yes  / /    No /X/

                                TABLE OF CONTENTS

Heading                                                                   Page
-------                                                                   ----
                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets as of March 31, 1998 (Unaudited)
         and December 31, 1997 (Audited)  ..............................  F-1 to F-2

        Consolidated statements of income for the three months
         ended March 31, 1998 and 1997 (Unaudited)......................  F-3 to F-4

        Consolidated statements of stockholders' equity for the
         three months ended March 31, 1998 and 1997 (Unaudited) ........  F-5

        Consolidated Statements of cash flows for the three months ended March 31, 1998 and 1997 (Unaudited)......................  F-6 to F-9

        Notes to the financial statements ..............................  F-10

Item 2. Management's Discussion and Analysis and Results of Operations..  4


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...............................  7

        Signatures . . . . . . . . . ...................................  9

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               TRIMOL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            U.S. DOLLARS IN THOUSANDS

                                                               MARCH 31,      DECEMBER 31,
                                                                 1998           1997
                                                               --------        ------
                                                             (UNAUDITED)      (AUDITED)
ASSETS
ASSETS OF HOTEL BUSINESS
CURRENT ASSETS:
Trade accounts receivable ..............................       $     74        $   --
Other account receivable and debit balances ............            157            --
Inventories ............................................            234            --
                                                               --------        ------
                                                                    465            --
                                                               --------        ------
OPERATING EQUIPMENT ....................................            266            --
                                                               --------        ------
PROPERTY AND EQUIPMENT, NET ............................          6,057            --
                                                               --------        ------
TOTAL ASSETS OF HOTEL BUSINESS .........................          6,788            --
                                                               --------        ------

ASSETS OF BANK BUSINESS
Cash and due from banks ................................          4,619            --
Time deposits with banks ...............................            520            --
Securities purchased under resale agreements ...........            212            --
Held to maturity securities ............................          1,315            --
Loans ..................................................          5,662            --
Less: allowance for possible loan losses ...............           (602)           --
Customer's acceptance liabilities ......................          1,895            --
Investments in investee ................................             15            --
Bank premises and equipment ............................            961            --
Other account receivable and debit balances ............            371            --
                                                               --------        ------
TOTAL ASSETS OF BANK BUSINESS ..........................         14,968            --
                                                               --------        ------
ASSETS OF INSURANCE BUSINESS
INVESTMENTS
Short term securities held to maturity .................            267            --
                                                               --------        ------
                                                                    267            --
                                                               --------        ------
                                                                               ------
Outstanding premiums ...................................              3            --
Other accounts receivable ..............................              9            --
                                                               --------        ------
                                                                     12            --
                                                               --------        ------
REINSURERS' SHARE OF RESERVES
Provision for unearned premiums ........................             46            --
Losses and loss adjustment reserves ....................            142            --
                                                               --------        ------
                                                                    188            --
                                                               --------        ------
INVESTMENT IN AFFILIATE ................................              9            --
                                                               --------        ------
FURNITURE, EQUIPMENT AND VEHICLES ......................             79            --
                                                               --------        ------
OTHER ASSETS ...........................................             46            --
                                                               --------        ------
TOTAL ASSETS OF INSURANCE BUSINESS .....................            601            --
                                                               --------        ------

GENERAL ASSETS
CASH AND CASH EQUIVALENTS ..............................             20            --
GOODWILL ...............................................             89            --
                                                               --------        ------
                                                                    109            --
                                                               --------        ------
TOTAL ASSETS ...........................................       $ 22,466        $   --
                                                               ========        ======


    The accompanying notes are an integral part of these financial statements

                               TRIMOL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                            U.S. DOLLARS IN THOUSANDS

                                                         MARCH 31,     DECEMBER 31,
                                                           1998           1997
                                                          -------         ----
                                                          (UNAUDITED)   (AUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES OF HOTEL BUSINESS
CURRENT LIABILITIES:
Related parties .........................................    $   121       $ --
Trade accounts payable ..................................         66         --
Other accounts payable and credit balances ..............        100         --
                                                             -------       ----
                                                                 287         --
                                                             -------       ----
LONG TERM LIABILITIES
Deferred taxes ..........................................         25         --
                                                             -------       ----

TOTAL LIABILITIES OF HOTEL BUSINESS .....................        312         --
                                                             -------       ----

LIABILITIES OF BANK BUSINESS
DEPOSITS:
Non interest bearing deposits ...........................      5,945         --
Interest bearing deposits ...............................      2,700         --
Deposits of the National Bank ...........................        360         --
                                                             -------       ----
                                                               9,005         --

ACCEPTANCE OUTSTANDING ..................................      1,895         --
                                                             -------       ----
OTHER LIABILITIES .......................................      2,420         --
                                                             -------       ----
TOTAL LIABILITIES OF BANK BUSINESS ......................     13,320         --
                                                             -------       ----
LIABILITIES OF INSURANCE BUSINESS
Losses and loss adjustment reserves .....................        256         --
Provision for unearned premiums .........................         91         --
Reinsurance balances payable ............................         19         --
Deferred policy acquisition costs, net ..................          5         --
Other accounts payable ..................................         30         --
                                                             -------       ----
TOTAL LIABILITIES OF INSURANCE BUSINESS .................        401         --
                                                             -------       ----
GENERAL LIABILITIES
ACCOUNTS PAYABLE ........................................         25         --
                                                             -------       ----
TOTAL LIABILITIES .......................................     14,058         --
                                                             -------       ----
OUTSIDE SHAREHOLDERS' INTEREST ..........................      2,316         --
                                                             -------       ----
SHAREHOLDERS' EQUITY
Preferred stock: 10,000 shares authorized of U.S.
  $100 par value, 0 and 0 shares issued and outstanding,
  respectively ..........................................         --         --
Common stock: 30,000,000 shares authorized of U.S.
  $ 0.01 par value, 11,000,000 and 1,000,000 shares
  issued and outstanding, respectively ..................        110         10
Additional paid in capital ..............................      5,651          5
Retained earnings (accumulated deficit) .................        331        (15)
                                                             -------       ----
TOTAL SHAREHOLDERS' EQUITY ..............................      6,092         --
                                                             -------       ----
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............    $22,466       $ --
                                                             =======       ====

    The accompanying notes are an integral part of these financial statements

                               TRIMOL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   -------------------
                                                                    1998         1997
                                                                   -----        ------
                                                                       (UNAUDITED)
INCOME
FROM HOTEL BUSINESS
Revenue ....................................................       $ 694        $   --
Cost of revenue ............................................         386            --
                                                                   -----        ------
Gross profit ...............................................         308            --
Selling, administrative and general expenses ...............         119            --
                                                                   -----        ------
Income before financing income .............................         189            --
Financing income, net ......................................           6            --
                                                                   -----        ------
Income from regular operations .............................         195            --
Other expenses .............................................           5            --
                                                                   -----        ------
Income before income taxes .................................         190            --
Income taxes ...............................................          42            --
                                                                   -----        ------
NET INCOME FROM HOTEL BUSINESS .............................         148            --
                                                                   -----        ------
FROM BANK BUSINESS
INTEREST INCOME
Interest on due from banks and time deposits with banks ....          29            --
Interest on securities .....................................          91            --
Interest on loans ..........................................         450            --
                                                                   -----        ------
TOTAL INTEREST INCOME ......................................         570            --
                                                                   -----        ------
INTEREST EXPENSE
Interest on demand deposits ................................          --            --
Interest on time deposits ..................................         141            --
Interest on deposits from banks ............................           2            --
                                                                   -----        ------
TOTAL INTEREST EXPENSE .....................................         143            --
                                                                   -----        ------
NET INTEREST INCOME ........................................         427            --
LESS: ALLOWANCE FOR POSSIBLE LOAN LOSSES ...................         (64)           --
                                                                   -----        ------
NET INTEREST INCOME AFTER ALLOWANCE FOR POSSIBLE LOAN LOSSES         363            --
                                                                   -----        ------
NON INTEREST INCOME
Financial services fees ....................................         166            --
Foreign exchange trading profits and commissions ...........         204            --
Other ......................................................          17            --
                                                                   -----        ------
TOTAL NON INTEREST INCOME ..................................         387            --
                                                                   -----        ------
NON INTEREST EXPENSE
Salaries and related costs .................................         151            --
Equipment and depreciation .................................          80            --
Maintenance ................................................          20            --
Communication and transportation ...........................          78            --
Taxes other than income ....................................           2            --
Outside services and processing ............................          26            --
Marketing and development ..................................          29            --
Fees paid ..................................................          26            --
Other ......................................................          25            --
                                                                   -----        ------
TOTAL NON INTEREST EXPENSE .................................         437            --
                                                                   -----        ------
INCOME BEFORE INCOME TAXES .................................         313            --
INCOME TAX .................................................          46            --
                                                                   -----        ------
NET INCOME FROM BANK BUSINESS ..............................       $ 267        $   --
                                                                   -----        ------


    The accompanying notes are an integral part of these financial statements

                               TRIMOL GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                U.S. DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       1998            1997
                                                   ------------    ----------
                                                           (UNAUDITED)
FROM INSURANCE BUSINESS
REVENUES
Gross insurance premiums written ................  $         45     $       --
Change in provisions for unearned
 premium ........................................             2             --
                                                   ------------     ----------
Gross premiums earned ...........................            47             --
                                                   ------------     ----------
Premiums ceded (reinsured) ......................           (24)            --
Change in reinsurers' share for
 unearned premium ...............................           (17)            --
                                                   ------------     ----------
Earned premiums ceded ...........................           (41)            --
                                                   ------------     ----------
Net premiums earned .............................             6             --
                                                   ------------     ----------
Interest income, net ............................            14             --
                                                   ------------     ----------
Other revenues
Commission earned from reinsurance ..............            11             --
Other income ....................................             2             --
                                                   ------------     ----------
                                                             13             --
                                                   ------------     ----------
TOTAL REVENUES ..................................            33             --
                                                   ------------     ----------
EXPENSES
Losses and loss adjustment expense ..............            61             --
Reinsurers' share of losses and
 loss adjustment expense ........................          (35)            --
                                                   ------------     ----------
                                                             26             --
                                                   ------------     ----------
Other operating expenses ........................            46             --
Translation loss ................................             2             --
                                                   ------------     ----------
                                                             48             --
                                                   ------------     ----------
TOTAL EXPENSES ..................................            74             --
                                                   ------------     ----------
NET LOSS FROM INSURANCE BUSINESS ................           (41)            --
                                                   ------------     ----------
GENERAL EXPENSES ................................            (5)            --
AMORTIZATION OF GOODWILL ........................            (2)            --
                                                   ------------     ----------
                                                             (7)            --
                                                   ------------     ----------
TOTAL INCOME BEFORE OUTSIDE
 SHAREHOLDERS' INTEREST IN NET EARNINGS .........           367             --
OUTSIDE SHAREHOLDERS' INTEREST IN NET
  EARNINGS ......................................           (44)            --
                                                   ------------     ----------
TOTAL NET INCOME ................................  $        323     $       --
                                                   ============     ==========

NET EARNING PER SHARE FOR THE PERIOD ............  $       0.03     $       --
                                                   ============     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING ....................................    10,333,333      1,000,000
                                                   ============     ==========

    The accompanying notes are an integral part of these financial statements

                               TRIMOL GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            U.S. DOLLARS IN THOUSANDS

                                                                                              ADDITIONAL     RETAINED
                                          PREFERRED STOCK             COMMON STOCK              PAID-IN      EARNINGS
                                       ---------------------          --------------------      CAPITAL    (ACCUMULATED
                                       SHARES         AMOUNT          SHARES        AMOUNT     (DEFICIT)      DEFICIT)
                                       ------         ------          ------        ------     ---------      --------
Inception, May 6, 1953 ........            --        $    --                --       $ --       $    --        $  --
Preferred stock issued at
 $1.00 per share ..............        10,000          1,000                --         --          (990)          --
Common stock issued at
  $0.01 per share .............            --             --           870,993          9            68           --
Prior period adjustment .......            --             --            14,841         --             1           (1)
Net loss from inception on
  May 6, 1953 through
  December 31, 1993 ...........            --             --                --         --            --          (87)
                                      -------        -------        ----------       ----       -------        -----
Balance, December 31, 1993 ....        10,000          1,000           885,834          9          (921)         (88)
Net loss for the year ended
  December 31, 1994 ...........            --             --                --         --            --           --
                                      -------        -------        ----------       ----       -------        -----
Balance, December 31, 1994 ....        10,000          1,000           885,834          9          (921)         (88)
Preferred stock converted to
  common stock at $0.01 per
  Share .......................       (10,000)        (1,000)          114,166          1           999           --
Quasi-reorganization ..........            --             --                --         --           (88)          88
Expenses paid on the Company's
  behalf by a shareholder .....            --             --                --         --             3           --
Net loss for the year ended
  December 31, 1995 ...........            --             --                --         --            --           (3)
                                      -------        -------        ----------       ----       -------        -----
Balance, December 31, 1995 ....            --             --         1,000,000         10            (7)          (3)
Expenses paid on the Company's
  behalf by a shareholder .....            --             --                --         --             9           --
Net loss for the year ended
  December 31, 1996 ...........            --             --                --         --            --           (9)
                                      -------        -------        ----------       ----       -------        -----
Balance, December 31, 1996 ....            --             --         1,000,000         10             2          (12)
Expenses paid on the Company's
  behalf by a shareholder .....            --             --                --         --             3           --
Net loss for the year ended
  December 31, 1997 ...........            --             --                --         --            --           (3)
                                      -------        -------        ----------       ----       -------        -----
Balance, December 31, 1997 ....            --             --         1,000,000         10             5          (15)
Common stock issued at
 $0.01 per share ..............            --             --        10,000,000        100         5,646           --
Adjustment of dividend proposed
   in prior years .............            --             --                --         --            --           23
Net loss for three months ended
  March 31, 1998 (Unaudited) ..            --             --                --         --            --          323
                                      -------        -------        ----------       ----       -------        -----
Balance, March 31, 1998
  (Unaudited) .................            --        $    --        11,000,000       $110       $ 5,651        $ 331
                                      =======        =======        ==========       ====       =======        =====


    The accompanying notes are an integral part of these financial statements

                               TRIMOL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. DOLLARS IN THOUSANDS

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    --------------------
                                                                     1998          1997
                                                                    -------        -----
                                                                        (UNAUDITED)
CASH FLOW FROM OPERATING ACTIVITIES
Net income ....................................................     $   323        $  --
Adjustments to reconcile net income to net cash
   provided (used) by operating activities (Annex A) ..........         310           --
                                                                    -------        -----
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................         633           --
                                                                    -------        -----
CASH FLOW FROM INVESTING ACTIVITIES
CASH FLOW FROM GENERAL BUSINESS
Acquisition of subsidiaries consolidated for the first
   time (Annex B)                                                     4,079           --
                                                                    -------        -----
NET CASH PROVIDED BY GENERAL BUSINESS .........................       4,079           --
                                                                    -------        -----
CASH FLOW FROM HOTEL BUSINESS
Purchases of property and equipment ...........................          (2)          --
Proceeds from realization of property and equipment ...........          32           --
                                                                    -------        -----
NET CASH PROVIDED BY HOTEL BUSINESS ...........................          30           --
                                                                    -------        -----
CASH FLOW FROM BANK BUSINESS
Proceeds from redemptions of held to maturity securities ......       3,147           --
Purchases of held to maturity securities ......................      (2,778)
Net increase in securities purchased under resale
   agreements .................................................        (212)          --
Net increase in time deposits with banks ......................        (190)          --
Net increase in loans .........................................        (803)          --
Purchases of premises and equipment ...........................         (77)          --
Investment in investees .......................................          (1)          --
                                                                    -------        -----
NET CASH USED BY BANK BUSINESS ................................        (914)          --
                                                                    -------        -----
CASH FLOW FROM INSURANCE BUSINESS
Repayment of leasing transaction ..............................           5           --
Acquisition of furniture, equipment and vehicles ..............          (2)          --
                                                                    -------        -----
NET CASH USED BY INSURANCE BUSINESS ...........................           3           --
                                                                    -------        -----
TOTAL NET CASH PROVIDED BY INVESTING ACTIVITIES ...............     $ 3,198        $  --
                                                                    =======        =====


    The accompanying notes are an integral part of these financial statements

                               TRIMOL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. DOLLARS IN THOUSANDS

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                         1998          1997
                                                       -------        ------
                                                            (UNAUDITED)
CASH FLOW FROM FINANCING ACTIVITIES
GENERAL BUSINESS
Increase in accounts payable ...................       $    25        $   --
                                                       -------        ------
                                                            25            --
                                                       -------        ------
CASH FLOW FROM HOTEL BUSINESS
Decrease in account due from related parties ...           (17)           --
                                                       -------        ------
NET CASH USED BY HOTEL BUSINESS ................           (17)           --
                                                       -------        ------
CASH FLOW FROM BANK BUSINESS
Net increase  in non-interest bearing deposits .         3,944            --
Net decrease in interest bearing deposits ......        (3,504)           --
Net increase in deposits of the National Bank ..           360            --
                                                       -------        ------
NET CASH PROVIDED BY BANK BUSINESS .............           800            --
                                                       -------        ------
TOTAL NET CASH PROVIDED  BY FINANCING ACTIVITIES           808            --
                                                       -------        ------
INCREASE IN CASH AND CASH EQUIVALENTS ..........         4,639            --
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            --            --
                                                       -------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....       $ 4,639        $   --
                                                       =======        ======


    The accompanying notes are an integral part of these financial statements

                               TRIMOL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. DOLLARS IN THOUSANDS

ANNEX A - ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               ------------------
                                                                1998         1997
                                                               -----        -----
                                                                   (UNAUDITED)
INCOME AND EXPENSES NOT INVOLVING CASH FLOW
GENERAL BUSINESS
Outside shareholders' interest in net earnings .........       $  44        $  --
Depreciation ...........................................           2           --
                                                               -----        -----
                                                                  46           --
                                                               -----        -----
HOTEL BUSINESS
Depreciation ...........................................          77           --
Increase in deferred taxes .............................          12           --
Loss from realization of property and equipment ........           4           --
Increase in provision for taxation .....................          (3)          --
                                                               -----        -----
                                                                  90           --
                                                               -----        -----
BANK BUSINESS
Allowance for possible loan losses and doubtful accounts          64           --
Depreciation ...........................................          79           --
Deferred taxes on operating profit .....................          50           --
                                                               -----        -----
                                                                 193           --
                                                               -----        -----
INSURANCE BUSINESS
Depreciation ...........................................           4           --
                                                               -----        -----
                                                                   4           --
                                                               -----        -----
CHANGES IN ASSETS AND LIABILITIES
HOTEL BUSINESS
Increase in trade accounts receivable ..................         (37)          --
Decrease in other accounts receivable and debit balances          15           --
Decrease in inventories and operating equipment ........           5           --
Decrease in trade accounts payable .....................          (2)          --
Increase in other accounts payable and credit balances .          35           --
                                                               -----        -----
                                                                  16           --
                                                               -----        -----
BANK BUSINESS
Increase in interest receivable ........................         (13)          --
Net increase in other receivable .......................         (50)          --
Net increase in interest payable .......................          23           --
Net decrease in accrued expenses .......................         (49)          --
                                                               -----        -----
                                                                 (89)          --
                                                               -----        -----
INSURANCE BUSINESS
Decrease in outstanding premiums .......................          37           --
Increase in other accounts receivable ..................          (3)          --
Increase in unearned premiums reserve, net .............          15
Increase in losses and loss adjustment reserves, net ...          20           --
Decrease in reinsurers' accounts .......................         (23)          --
Decrease in deferred policy acquisition costs, net .....          (4)          --
Increase in other accounts payable .....................           8           --
                                                               -----        -----
                                                                  50           --
                                                               -----        -----
TOTAL ADJUSTMENTS ......................................       $ 310        $  --
                                                               =====        =====


    The accompanying notes are an integral part of these financial statements

                               TRIMOL GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. DOLLARS IN THOUSANDS


ANNEX B - ACQUISITION OF SUBSIDIARIES CONSOLIDATED FOR THE FIRST TIME

As stated in Note 2(a), on January 6, 1998, pursuant to an Agreement and Plan of Reorganization, the Company acquired all of the issued and outstanding capital stock of four separate holding corporations, which owned all of the issued and outstanding shares of the capital stock of Exim Asint S.A. and of Banca Comerciale Pe Actiuni "Export-Import", and 65% of the issued and outstanding shares of the capital stock of Jolly Alon Limited, in exchange for 10,000,000 shares of the Company's common stock, par value $ 0.01 per share.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           -------------------
                                                            1998          1997
                                                           -------        ----
                                                               (UNAUDITED)
ASSETS AND LIABILITIES ON ACQUISITION
Deficit in working capital (excluding cash) ........       $ 3,671        $ --
Real estate ........................................        (7,511)         --
Investment in investees ............................           (24)         --
Investment in affiliated companies .................         5,746          --
Long term debt .....................................            16          --
Goodwill ...........................................           (91)         --
Outside shareholders' interest .....................         2,272          --
                                                           -------        ----
Net cash provided from acquisition of subsidiaries
  consolidated for the first time                          $ 4,079        $ --
                                                           =======        ====


    The accompanying notes are an integral part of these financial statements

                               TRIMOL GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BASIS OF PRESENTATION

          The condensed financial statements of Trimol Group Inc. (the "Company"), formerly named Nutronics International Inc. (see also note 2(a)), included herein have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed financial statements reflect all adjustments (consisting of normal recurring accruals and the unusual charge) which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the nine month period ended September 30, 1997, included in the Company's 8-K/ A report submitted on March 6, 1998.

          The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

          The financial statements for the period ended March 31, 1998 present the financial position, results of operations and cash flow of Jolly Alon Limited, Exim Asint S.A. and Banca Comerciale pe Actiuni "Export-Import", giving effect to the transaction that took place January 6, 1998 (see note 2 (a)). The comparatives figures include the financial position, results of operations and cash flow of Nutronics International Inc. alone.

NOTE 2 -  UNUSUAL CHANGES

          (a) As of January 6, 1998, pursuant to an Agreement and Plan of Reorganization, the Company acquired from Magnum Associates Ltd. and Starbeam Ltd. (collectively referred to as the "Target Stockholders") all of the issued and outstanding shares of the capital stock of Exim Asint S.A. and of Banca Comerciale pe Actiuni "Export - Import", and 65% of the issued and outstanding shares of the capital stock of Jolly Alon Limited (collectively referred to as the "Target"), in exchange for an aggregate of 10,000,000 shares of the Company's common stock, per value $0.01 per share, which shares represented 90.9% of the total issued and outstanding shares of the Company's common stock. The Company changed its name from Nutronics International, Inc. to Trimol Group, Inc. following such acquisition.

               This transaction was accounted for using the reverse purchase method. The excess amount of purchase price over net assets purchased amounted to $90,909 and was attributed to goodwill, which is amortized by the straight line method over 10 years.

          (b) The Target Companies operate in Moldova, and their currency of operation is the Moldovan Leu (MDL). Until December 31, 1997, Moldova was considered to be a country with hyper-inflation, as the rate of inflation in the three years preceding 1996 reached more than 100%. From January 1, 1998, according to the Statements of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", of the Financial Accounting Standards Board (FASB) of the United States, Moldova should no longer be considered to be a country with a hyper-inflationary environment. However, due to uncertainties regarding the economic situation in Moldova, it has been decided to continue remeasuring the financial statements in U.S. dollars.

NOTE 3 - SUBSEQUENT EVENTS

          Pursuant to a Stock Purchase Agreement dated May 3, 1998, to which the Company was a party (the "Stock Purchase Agreement"), on May 6, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Intercomsoft Limited, an Irish corporation ("Intercomsoft") in exchange for 1,000,000 shares of the Company's common stock, per value $ 0.01 per share.

          Intercomsoft's auditors, a member of KPMG International, have advised the Company that Intercomsoft's revenues and net profits for the year ended December 31, 1997 (audited) were $4,346,000 and $2,214,000, respectively, and its revenues and net profits for the quarter ended March 31, 1998 (unaudited) were $1,312,000 and $694,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

GENERAL

      Trimol Group, Inc., a Delaware corporation, through its four wholly-owned subsidiaries (the "Company"), owns 65% of the issued and outstanding capital stock of Jolly Alon Limited, a Moldovan corporation (the "Hotel"), in Kishinev, Moldova, with the remaining thirty-five (35%) percent of the issued and outstanding capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding capital stock of Banca Commerciala pe Actiuni "Export-Import," a Moldovan commercial bank ("Bank"); and 100% of the issued and outstanding capital stock of Exim Asint S.A., a Moldovan property and casualty insurer ("Insurance Company," and together with the Bank and the Hotel, shall sometimes hereinafter be collectively referred to as the "Operating Entities").

      Pursuant to a Stock Purchase Agreement dated May 3, 1998, to which the Company was a party (the "Stock Purchase Agreement"), on May 6, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Intercomsoft Limited, an Irish corporation ("Intercomsoft"), in exchange for 1,000,000 shares of the Company's common stock, per value $.01 per share (the "Common Stock"). Pursuant to an agreement with the Government of the Republic of Moldova, Intercomsoft is the exclusive supplier in the Republic of Moldova of secured essential government documents including passports, licenses, automobile registrations, photo identifications and other similar documents.

      Intercomsoft's auditors, a member of KPMG International, have advised the Company that Intercomsoft's revenues and net profits for the year ended December 31, 1997 (audited) were approximately $4,346,000 and $2,214,000, respectively, and its revenues and net profits for the quarter ended March 31, 1998 (unaudited), were approximately $1,312,000 and $694,000, respectively.

      The Company acquired the Operating Entities on January 6, 1998. For at least three years prior to such date the Company had no material operations. As a result, a discussion comparing the Company's operations as of and at the end of the three months ending March 31, 1998 to either the comparative period in 1997 or to any other prior period would be of no value.

THE BANK

      Revenues. The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

      During the three month period ended March 31, 1998 ("1st Quarter 1998"), the Bank had interest income of approximately $570,000. The largest component of the Bank's interest income was interest earned on loans; which was approximately $450,000 or approximately 79% of the Bank's interest income during the 1st Quarter 1998. The remaining components of the Bank's interest income were approximately $91,000 and $29,000 of interest earned on securities and interest earned on deposits with correspondent banks, respectively, which represented approximately 16% and 5%, respectively, of the Bank's interest income during the 1st Quarter 1998. In addition to interest income, the Bank also had non-interest income of approximately $387,000. The largest component of the Bank's non-interest income consisted of foreign exchange trading and commissions of approximately $204,000 or approximately 53% of the Bank's non-interest income during the 1st Quarter 1998. The remaining component of the Bank's non-interest income was financial service fees and other non-interest income of approximately $166,000 and $17,000, respectively, which represented approximately 43% and 4% of the Bank's non-interest income during the 1st Quarter 1998.

      Expenses. Offsetting the Bank's interest income during the 1st Quarter 1998 was interest expense of approximately $143,000, comprised principally of approximately $141,000 of interest paid on time deposits or 25% of total interest income. Offsetting the Bank's non-interest income during the 1st Quarter 1998 were non-interest expenses of approximately $437,000, comprised principally of salaries and related costs of approximately $151,000, equipment and depreciation of approximately $80,000 and communication and transportation expenses of approximately $78,000 with all other non-interest expenses totalling approximately $128,000.

      Net Income. Net interest income for the 1st Quarter 1998, after a $64,000 allowance for possible loan losses, was approximately $363,000. However, non-interest expenses of approximately $437,000 exceeded non-interest income of approximately $387,000 by approximately $50,000, thereby reducing income before taxes to approximately $313,000, which represented approximately 33% of combined interest income and non-interest income of approximately $957,000 during the 1st Quarter 1998. Income taxes of approximately $46,000 on the Bank's income reduced the Bank's net income to approximately $267,000 or approximately 28% of interest income and non-interest income combined during the 1st Quarter 1998.

THE HOTEL

      During the 1st Quarter 1998, the Hotel derived approximately $694,000 in revenues from room rentals of guest accommodations, leasing of office space, restaurant operations and miscellaneous services. The Hotel's $386,000 in revenue costs for the 1st Quarter 1998 represented approximately 56% of the Hotel's revenues, leaving a gross profit of approximately $308,000 which approximates 44% of the Hotel's revenues for that period. Selling, administrative and general expenses for the Hotel's 1st Quarter 1998 were approximately $119,000 or 17% of the Hotel's revenues. Principal deductions from revenues before net income were (a) the above-noted revenue costs, (b) selling, administrative and general expenses and (c) income taxes of approximately $42,000. During the 1st Quarter 1998, the Hotel had net income of approximately $148,000, representing approximately 21% of the Hotel's revenues.

THE INSURANCE COMPANY

      Although the Insurance Company began operations in 1995 it has not yet matured and is still in its growth stage. The Insurance Company derives its revenues from premium payments from its insureds and the investment of its insurance reserves. Although the Insurance Company earned approximately

$47,000 in gross premiums during the 1st Quarter 1998, premiums paid over to reinsurers approximated $41,000 during that period resulting in approximately $6,000 in net premiums earned or approximately 18% of the Insurance Company's total revenues of approximately $33,000 for the 1st Quarter 1998. The Insurance Company also received net interest income of approximately $14,000, commissions earned from reinsurance of approximately $11,000 and $2,000 from other income. However, the Insurance Company's total expenses of approximately $74,000, with the principal component of its expenses being other operating expenses of $46,000, resulted in a loss of approximately $41,000 during the 1st Quarter 1998.

THE COMBINED ENTITIES

      After (a) combining the Company's net income of approximately $267,000 from the Bank and approximately $148,000 from the Hotel, (b) deducting the Insurance Company's approximate $41,000 loss, (c) deducting overall general expenses and amortization of goodwill aggregating approximately $7,000, and (d) deducting approximately $44,000 of unaffiliated securityholders interests in the Company's net income, the Company had total net income of approximately $323,000, and earnings per share of $.03 for the 1st Quarter 1998.

ACQUISITION SUBSEQUENT TO MARCH 31, 1998

      Pursuant to the Stock Purchase Agreement, on May 6, 1998 the Company acquired all of the issued and outstanding shares of capital stock of Intercomsoft in exchange for 1,000,000 shares of Common Stock. Pursuant to an agreement with the Government of the Republic of Moldova, Intercomsoft is the exclusive supplier in the Republic of Moldova of secured essential government documents including passports, licenses, automobile registrations, photo identifications and other similar documents.

      Intercomsoft's auditors, a member of KPMG International, have advised the Company that Intercomsoft's revenues and net profits for the year ended December 31, 1997 (audited) were approximately $4,346,000 and $2,214,000, respectively, and its revenues and net profits for the quarter ended March 31, 1998 (unaudited), were approximately $1,312,000 and $694,000, respectively. See Note 3 to the Company's Consolidated Financial Statements included elsewhere in this Report. The required audited financial statements, unaudited financial statements and pro forma financial information relating to Intercomsoft will be disclosed in a Current Report on Form 8-K to be filed by the Company in the future.

LIQUIDITY & CAPITAL RESOURCES

      The Company believes that its existing source of liquidity and its current revenues and cash flow, will be adequate to sustain its current operations and to satisfy its current working capital and capital expenditure requirements through the end of fiscal 1998.

      The Company plans to continue seeking other acquisition candidates which may be acquired through the issuance of securities and/or the payment of available cash, or both.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.       Description of Document
-----------       -----------------------
     2            Agreement and Plan of Reorganization, effective January 6,
                  1998, by and among the Company, Edward F. Cowle, H. DeWorth
                  Williams, Gold Hill Mines, Inc., Magnum Associates Ltd. and
                  Starbeam, Ltd.(1)

     3            By-Laws(2)

     4            Specimen of Certificate of Common Stock(2)

    21            List of Subsidiaries(3)

(b)   Reports on Form 8-K

      (1) A Current Report on Form 8-K filed on or about January 6, 1998, reported on an Agreement and Plan of Reorganization pursuant to which the prior officers and directors resigned, new officers and directors were appointed or elected, as the case may be, and the Company indirectly acquired businesses, or interests therein, located in the Republic of Moldova, previously identified in this Report as the Hotel, the Bank and the Insurance Company.

      (2) Form 8-KA filed on or about March 6, 1998 contained for each of the Hotel, Bank and Insurance Company the following financial statements:

          Report of Independent Auditors

          Balance Sheets as at September 30, 1997 and 1996

          Statements of Income for the Nine Months Ended
            September 30, 1997 and 1996

          Statement of Changes in Shareholders' Equity for the Nine Months Ended September 30, 1997 and 1996

          Statements of Cash Flows for the
            Nine Months Ended September 30, 1997 and 1996

--------

(1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998, as amended on March 5, 1998.

(2) Incorporated by reference to the Company's Registration Statement on Form 10-SB.

(3) Incorporated by reference to the Company's Report on Form 10-KSB for its fiscal year ended December 31, 1997.

               Notes to Financial Statements

               Report of Independent Auditors

               Balance Sheets as at December 31, 1996 and 1995

               Statements of Income for the Years Ended
                 December 31, 1996 and 1995

               Statements of Changes in Shareholders' Equity
                 for the Years Ended December 31, 1996 and 1995

               Statements of Cash Flows for the Years Ended
                 December 31, 1996 and 1995

               Notes to Financial Statements

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRIMOL GROUP, INC.



Date: May 19, 1998                By:  /s/ TED SHAPIRO
                                       -------------------------------------
                                       Ted Shapiro, Chief Executive Officer
                                        and President




Date: May 19, 1998                By:  /s/ SHMUEL GURFINKEL
                                       -------------------------------------
                                       Shmuel Gurfinkel, Chief Financial Officer