Form 10QSB
period 1998-06-30
TRIMOL GROUP INC
filed 1998-08-14
CIK 1011733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998



/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to
                              ---------------------    ------------------------

Commission file number          0-28144
                      ---------------------------------------------------------

                              Trimol Group, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                               13-3859706
       (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)             Identification No.)

        1285 Avenue of the Americas, 35th Floor, New York, New York 10019
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

Yes    X          No
    -------          -------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes               No
   -----            -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1998, 12,000,000 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

Yes               No   X
   -----              -----

                                TABLE OF CONTENTS


Heading                                                                     Page

Item 1.  Financial Statements...............................................1-10

         Condensed Consolidated Balance Sheets as of June 30, 1998
         (Unaudited) and December 31, 1997 (Audited).........................1-2

         Condensed Consolidated Statements of Operations for the
         six months and three months ended June 30, 1998 and 1997
         (Unaudited).........................................................3-4

         Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 1998 and 1997 (Unaudited).................5-7

         Notes to Condensed Consolidated Financial Statements...............8-10

Item 2.  Management's Discussion and Analysis and Results of Operations....11-16

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................16-18

Signatures....................................................................19


                                       (i)

                               TRIMOL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            U.S. Dollars in Thousands


                                                         June 30,   December 31,
                                                         1 9 9 8      1 9 9 7
                                                       (Unaudited)   (Audited)
                                                       -----------   ---------
ASSETS

ASSETS OF BANK BUSINESS
Cash and due from banks ...........................      $  2,633     $   --
Time deposits with banks ..........................           645         --
Securities held to maturity .......................         1,109         --
Loans .............................................         9,129         --
Less: allowance for possible loan losses ..........          (608)        --
Customer's acceptance liabilities .................         1,196         --
Investments in investee ...........................             3         --
Bank premises and equipment .......................           949         --
Other accounts receivable and debit balances ......           393         --
                                                       -----------   ---------
TOTAL ASSETS OF BANK BUSINESS .....................        15,449         --
                                                       -----------   ---------
ASSETS OF INSURANCE BUSINESS
Investments
Short term securities held to maturity ............           162         --
Long term deposit .................................            20         --
Capital note ......................................            12         --
                                                       -----------   ---------
                                                              194         --
                                                       -----------   ---------
Cash and cash equivalents .........................             9         --
Outstanding premiums ..............................            10         --
Other accounts receivable .........................            23         --
                                                       -----------   ---------
                                                               42         --
                                                       -----------   ---------
Reinsurers' share of reserves
Provision for unearned premiums ...................            48         --
Losses and loss adjustment reserves ...............           128         --
                                                       -----------   ---------
                                                              176         --
                                                       -----------   ---------

Furniture, equipment and vehicles .................            82         --
                                                       -----------   ---------
Other assets ......................................            45         --
                                                       -----------   ---------
TOTAL ASSETS OF INSURANCE BUSINESS ................           539         --
                                                       -----------   ---------
ASSETS OF OTHER BUSINESSES
Current assets:
Cash and cash equivalents .........................           265         --
Trade accounts receivable and accrued income ......           417          405
Related parties receivable ........................            51         --
Other accounts receivable and debit balances ......           142         --
Inventories .......................................           228         --
                                                       -----------   ---------
                                                            1,103          405
                                                       -----------   ---------
Operating equipment ...............................           265         --
                                                       -----------   ---------
Property and equipment, net .......................         6,010         --
                                                       -----------   ---------
Goodwill ..........................................            86         --
                                                       -----------   ---------
TOTAL ASSETS OF OTHER BUSINESSES ..................         7,464          405
                                                       -----------   ---------

TOTAL ASSETS ......................................      $ 23,452     $    405
                                                       -----------   ---------
                                                       -----------   ---------


  The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            U.S. Dollars in Thousands


                                                               June 30,  December 31,
                                                               1 9 9 8     1 9 9 7
                                                               -------   ------------
                                                             (Unaudited)  (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES OF BANK BUSINESS
Deposits:
Non interest bearing deposits .............................    $ 4,514     $  --
Interest bearing deposits .................................      3,920        --
Deposits of the National Bank .............................      1,218        --
                                                               -------     ------
                                                                 9,652        --
                                                               -------     ------
Acceptance outstanding ....................................      1,202        --
                                                               -------     ------
Other liabilities .........................................        472        --
                                                               -------     ------
TOTAL LIABILITIES OF BANK BUSINESS ........................     11,326        --
                                                               -------     ------
LIABILITIES OF INSURANCE BUSINESS
Losses and loss adjustment reserves .......................        238        --
Provision for unearned premiums ...........................         77        --
Reinsurance balances payable ..............................         25        --
Deferred policy acquisition costs, net ....................          4        --
Other accounts payable ....................................         43        --
                                                               -------     ------
TOTAL LIABILITIES OF INSURANCE BUSINESS ...................        387        --
                                                               -------     ------
LIABILITIES OF OTHER BUSINESSES
Current liabilities
Related parties payable ...................................      2,069        --
Trade accounts payable ....................................        425        351
Other accounts payable and credit balances ................        173        --
                                                               -------     ------
                                                                 2,667        351
                                                               -------     ------
Long term liabilities
Deferred taxes ............................................         41
                                                               -------     ------
TOTAL LIABILITIES OF OTHER BUSINESSES .....................      2,708        351
                                                               -------     ------
TOTAL LIABILITIES .........................................     14,421        351
                                                               -------     ------
OUTSIDE SHAREHOLDERS' INTEREST ............................      2,324        --
                                                               -------     ------
SHAREHOLDERS' EQUITY
Preferred stock: 10,000 shares authorized of U.S.$100 par
 value, 0 and 0 shares issued and outstanding, respectively       --          --
Common stock: 30,000,000 shares authorized of U.S.$ 0.01
par value, 12,000,000 and 2,000,000 shares issued and
outstanding, respectively .................................        120         20
Additional paid in capital ................................      5,646        --
Retained earnings .........................................        941         34
                                                               -------     ------
TOTAL SHAREHOLDERS' EQUITY ................................      6,707         54
                                                               -------     ------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY ....................................................    $23,452     $  405
                                                               -------     ------
                                                               -------     ------


  The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               U.S. Dollars in Thousands (except per share data)


                                                    Three months ended      Six months ended
                                                          June 30,              June 30,
                                                     1 9 9 8   1 9 9 7     1 9 9 8   1 9 9 7
                                                     -------   -------     -------   -------
                                                                 (Unaudited)
INCOME

FROM BANK BUSINESS
Interest income
Interest due from banks and time deposits with
 Banks ..........................................    $    63    $  --      $    92    $   --
Interest on securities ..........................        103       --          194        --
Interest on loans ...............................        565       --        1,015        --
                                                     -------    -----      -------    ------
Total interest income ...........................        731       --        1,301        --
                                                     -------    -----      -------    ------
Interest expense
Interest on demand deposits .....................         --       --                     --
Interest on time deposits .......................        156       --          297        --
Interest on deposits from banks .................         82       --           84        --
                                                     -------    -----      -------    ------
Total interest expense ..........................        238       --          381        --
                                                     -------    -----      -------    ------
Net interest income .............................        493       --          920        --
Allowance for possible loan losses ..............         29       --          (35)       --
                                                     -------    -----      -------    ------
Net interest income after allowance for possible
 Loan losses ....................................        522       --          885        --
                                                     -------    -----      -------    ------
Non interest income
Financial services fees .........................        193       --          359        --
Foreign exchange trading profits and commissions         158       --          362        --
Other ...........................................         16       --           33        --
                                                     -------    -----      -------    ------
Total non interest income .......................        367       --          754        --
                                                     -------    -----      -------    ------
Non interest expense
Salaries and related costs ......................        257       --          408        --
Equipment and depreciation ......................         24       --          104        --
Maintenance .....................................         24       --           44        --
Communication and transportation ................         22       --          100        --
Taxes other than income .........................          5       --            7        --
Outside services and processing .................          8       --           34        --
Marketing and development .......................         18       --           47        --
Fees paid .......................................         19       --           45        --
Other ...........................................         47       --           72        --
                                                     -------    -----      -------    ------
Total non interest expense ......................        424       --          861        --
                                                     -------    -----      -------    ------
Income before income taxes ......................        465       --          778        --
Income tax ......................................         62       --          108        --
                                                     -------    -----      -------    ------
NET INCOME FROM BANK BUSINESS ...................        403                   670        --
                                                     -------    -----      -------    ------



  The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                U.S. Dollars in Thousands (except per share data)



                                                            Three months ended             Six months ended
                                                                 June 30,                      June 30,
                                                      1 9 9 8          1 9 9 7         1 9 9 8          1 9 9 7
                                                    ------------     ------------    ------------     ------------
                                                                               (Unaudited)
FROM INSURANCE BUSINESS
Revenues
Gross insurance premiums written ...............    $         92     $       --      $        137     $       --
Change in provisions for unearned premiums .....               3             --                 5             --
                                                    ------------     ------------    ------------     ------------
Gross premiums earned ..........................              95             --               142             --
                                                    ------------     ------------    ------------     ------------
Premiums ceded (reinsured) .....................             (48)            --               (72)            --
Change in reinsurers' share for unearned premium               2             --               (15)            --
                                                    ------------     ------------    ------------     ------------
Earned premiums ceded ..........................             (46)            --               (87)            --
                                                    ------------     ------------    ------------     ------------
Net premiums earned ............................              49             --                55             --
                                                    ------------     ------------    ------------     ------------
Interest income, net ...........................              22             --                36             --
                                                    ------------     ------------    ------------     ------------
Other revenues
Commission earned from reinsurance .............              15             --                26             --
Other income ...................................              18             --                20             --
                                                    ------------     ------------    ------------     ------------
                                                              33            --                 46             --
                                                    ------------     ------------    ------------     ------------
Total revenues .................................             104             --               137             --
                                                    ------------     ------------    ------------     ------------
Expenses
losses and loss adjustment expense (income) ....             (10)            --                51             --
Reinsurers' share of losses and loss adjustment
expense ........................................              10             --               (25)            --
                                                    ------------     ------------    ------------     ------------
                                                             --              --                26             --
                                                    ------------     ------------    ------------     ------------

Other operating expenses .......................              44             --                90             --
Translation loss ...............................               1             --                 3             --
                                                    ------------     ------------    ------------     ------------
                                                              45            --                 93             --
                                                    ------------     ------------    ------------     ------------
Total expenses .................................              45             --               119             --
                                                    ------------     ------------    ------------     ------------
NET INCOME FROM INSURANCE BUSINESS .............              59             --                18             --
                                                    ------------     ------------    ------------     ------------
FROM OTHER BUSINESSES
Revenues .......................................           1,741            1,110           3,740            2,443
Cost of revenues ...............................             864              370           1,755            1,058
                                                    ------------     ------------    ------------     ------------
Gross profit ...................................             877              740           1,985            1,385
Selling, administrative and general expenses ...             202               26             413               54
                                                    ------------     ------------    ------------     ------------
Income before financing income .................             675              714           1,572            1,331
Financing income, net ..........................               2             --                 8             --
                                                    ------------     ------------    ------------     ------------
Income from regular operations .................             677              714           1,580            1,331
Other expenses .................................            --               --                 5             --
                                                    ------------     ------------    ------------     ------------
Income before income taxes .....................             677              714           1,575            1,331
Income taxes ...................................              43             --                85             --
                                                    ------------     ------------    ------------     ------------
NET INCOME FROM OTHER BUSINESSES ...............             634              714           1,490            1,331
                                                    ------------     ------------    ------------     ------------
TOTAL INCOME BEFORE OUTSIDE
  SHAREHOLDERS' INTEREST IN NET INCOME .........           1,096              714           2,178            1,331

OUTSIDE SHAREHOLDERS' INTEREST IN NET
   INCOME ......................................              62             --               106             --
                                                    ------------     ------------    ------------     ------------
TOTAL NET INCOME ...............................    $      1,034     $        714    $      2,072     $   1,331
                                                    ------------     ------------    ------------     ------------
                                                    ------------     ------------    ------------     ------------
NET EARNINGS PER SHARE FOR THE PERIOD ..........           0.086           0.357             0.18         0.666
                                                    ------------     ------------    ------------     ------------
                                                    ------------     ------------    ------------     ------------
 WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING ................................      12,000,000        2,000,000      11,666,667        2,000,000
                                                    ------------     ------------    ------------     ------------
                                                    ------------     ------------    ------------     ------------


   The accompanying notes are an integral part of these condensed consolidated financial statements

                              TRIMOL GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           U.S. Dollars in Thousands


                                                                          Six months ended
                                                                               June 30,
                                                                         1 9 9 8     1 9 9 7
                                                                         -------     -------
CASH FLOW FROM OPERATING ACTIVITIES
Net income ..........................................................    $ 2,072     $ 1,331
Adjustments to reconcile net income to net cash provided (used) by
   operating activities (Annex A) ...................................        654      (1,284)
                                                                         -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................      2,726          47
                                                                         -------     -------

CASH FLOW FROM INVESTING ACTIVITIES
Cash flow from bank business
Proceeds from redemptions of securities held to maturity ............      7,703        --
Purchases of securities held to maturity ............................     (7,146)       --
Net increase in securities purchased under resale agreements ........       (211)       --
Net increase in time deposits with banks ............................     (4,273)       --
Net increase in loans ...............................................        (88)       --
Purchases of premises and equipment .................................         (1)       --
Sale of investees ...................................................         12        --
                                                                         -------     -------
Net cash used by bank business ......................................     (4,004)       --
                                                                         -------     -------

Cash flow from insurance business
Repayment of leasing transaction ....................................          8        --
Acquisition of furniture, equipment and vehicles ....................         (6)       --
Proceeds from sale of securities held to maturity ...................        106        --
Investment in long term deposit .....................................         (3)       --
Investment in capital note ..........................................         (3)       --
                                                                         -------     -------
Net cash provided by insurance business .............................        102        --
                                                                         -------     -------

Cash flow from other businesses
Acquisition of subsidiaries consolidated for the first time (Annex B)      4,079        --
Purchases of property and equipment .................................        (31)       --
Proceeds from realization of property and equipment .................         35        --
                                                                         -------     -------
Net cash provided by other businesses ...............................      4,083        --
                                                                         -------     -------

TOTAL NET CASH PROVIDED BY INVESTING ACTIVITIES .....................        187        --
                                                                         -------     -------

CASH FLOW FROM FINANCING ACTIVITIES
Cash flow from bank business
Net increase  in non-interest bearing deposits ......................      2,514        --
Net decrease in interest bearing deposits ...........................     (2,408)       --
Net increase in deposits from banks .................................      1,218        --
                                                                         -------     -------
Net cash provided by bank business ..................................      1,324        --
                                                                         -------     -------
Cash flow from other businesses
Divdend to minority shareholders ....................................     (1,251)       --
Decrease in account due from related parties ........................        (79)       --
                                                                         -------     -------
Net cash used by other businesses ...................................     (1,330)       --
                                                                         -------     -------

TOTAL NET CASH USED  BY FINANCING ACTIVITIES ........................         (6)       --
                                                                         -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS ...............................      2,907          47
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................       --            15
                                                                         -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................    $ 2,907     $    62
                                                                         -------     -------
                                                                         -------     -------


   The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. Dollars in Thousands

ANNEX A - Adjustments to reconcile net income to net cash provided (used) in operating activities

                                                                        Six months ended
                                                                            June 30,
                                                                      1 9 9 8     1 9 9 7
                                                                      -------     -------
                                                                           (Unaudited)
INCOME AND EXPENSES NOT INVOLVING CASH FLOW
Bank business
Allowance for possible loan losses and doubtful accounts .........    $    35     $  --
                                                                      -------     -------

Depreciation .....................................................        100        --
Increase in deferred taxes .......................................         39        --
                                                                      -------     -------
                                                                          174        --
                                                                      -------     -------
Insurance business
Depreciation .....................................................          6        --
                                                                      -------     -------
Other businesses
Outside shareholders' interest in net earnings ...................        106        --
Depreciation .....................................................        159        --
Increase in deferred taxes .......................................         23        --
Loss from realization of property and equipment ..................          4        --
Increase in provision for vacation ...............................          2        --
                                                                      -------     -------
                                                                          294        --
                                                                      -------     -------
CHANGES IN ASSETS AND LIABILITIES
Bank business
Net increase in interest receivable ..............................        (18)       --
Net increase in other receivables ................................        (22)       --
Net increase in interest payable .................................         66        --
Net decrease in accrued expenses .................................        (58)       --
                                                                      -------     -------
                                                                          (32)       --
                                                                      -------     -------
Insurance business
Decrease in outstanding premiums .................................         29        --
Increase in other accounts receivable ............................        (19)       --
Increase in unearned premiums reserve, net .......................         16        --
Increase in losses and loss adjustment reserves, net .............         17        --
Decrease in reinsurers' accounts .................................        (18)       --
Decrease in deferred policy acquisition costs, net ...............         (6)       --
                                                                      -------     -------
Increase in other accounts payable ...............................         15        --
                                                                      -------     -------
                                                                           34        --
                                                                      -------     -------
Other businesses
Decrease (increase) in trade accounts receivable and accrued income        24        (128)
Decrease in other accounts receivable and debit balances .........         30        --
Decrease in inventories and operating equipment ..................         10        --
Increase (decrease) in trade accounts payable ....................          6      (1,156)
Increase in other accounts payable and credit balances ...........        108        --
                                                                      -------     -------
                                                                          178      (1,284)
                                                                      -------     -------
TOTAL ADJUSTMENTS ................................................    $   654     $(1,284)
                                                                      -------     -------
                                                                      -------     -------

   The accompanying notes are an integral part of these condensed consolidated financial statements

                              TRIMOL GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           U.S. Dollars in Thousands


ANNEX B - Acquisition of subsidiaries consolidated for the first time *


                                                                     Six months ended
                                                                         June 30,
                                                                   1 9 9 8      1 9 9 7
                                                                   -------     ---------
                                                                        (Unaudited)
Assets and liabilities on acquisition
Deficit in working capital (excluding cash) ...................    $ 3,671     $
Real estate ...................................................     (7,511)        --
Investment in investees .......................................        (24)        --
Investment in affiliated companies ............................      5,746         --
Long term debt ................................................         16         --
Goodwill ......................................................        (91)        --
Outside shareholders' interest ................................      2,272         --
                                                                   -------     ---------
Net cash provided from acquisition of subsidiaries consolidated
for the first time ............................................    $ 4,079     $   --
                                                                   -------     ---------
                                                                   -------     ---------

* For details about the acquisition see note 2(a)


   The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -  Basis of Presentation

          The unaudited condensed consolidated financial statements of Trimol Group, Inc. (the "Company"), formerly Nutronics International, Inc., included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto for the nine month period ended September 30, 1997, included in the Company's Report on Form 8-K/ A filed with the Securities and Exchange Commission on March 6, 1998. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 -  Business combination

          (a) As of January 6, 1998, pursuant to an Agreement and Plan of Reorganization, the Company acquired from Magnum Associates Ltd. and Starbeam Ltd all of the issued and outstanding shares of the capital stock of Exim Asint S.A. and of Banca Comerciale pe Actiuni "Export - Import", and 65% of the issued and outstanding shares of the capital stock of Jolly Alon Limited (collectively referred to as the "Target Companies"), in exchange for an aggregate of 10,000,000 shares of the Company's common stock, par value $0.01 per share.

               This transaction was accounted for using the reverse purchase method. The excess amount of purchase price over net assets purchased amounted to $90,909 and was attributed to goodwill which is amortized by the straight line method over 10 years.

               The operating results and cash flows of the Target Companies are included in the consolidated financial statements since the date of acquisition.

               The Target Companies operate in Moldova, and their currency of operation is the Moldovan Leu (MDL). Until December 31, 1997, Moldova was considered to be a country with hyper-inflation, as the rate of inflation in the three years preceding 1996 reached more than 100%. From January 1, 1998, according to the Statements of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", of the Financial Accounting Standards Board (FASB) of the United States, Moldova should no longer be considered to be a country with a hyper-inflationary environment. However, due to uncertainties regarding the economic situation in Moldova, it has been decided to continue remeasuring the Company's financial statements in U.S. dollars.

          (b) Pursuant to a Stock Purchase Agreement dated May 3, 1998, to which the Company was a party, on May 6, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Intercomsoft Limited, an Irish corporation ("Intercomsoft"), in exchange for 1,000,000 shares of the Company's common stock, par value $ 0.01 per share.

              The acquisition of Intercomsoft has been accounted for in a manner similar to a pooling of interest since the Company and Intercomsoft are enterprises under common control. The Company's financial statements have been restated to include the results of operation, financial position and cash flows of Intercomsoft for all periods presented as though it had always been a part of the Company.

                               TRIMOL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -  Business Combination (Continued)

              The six month period condensed consolidated financial statements include premerger revenues and net income of the Company and Intercomsoft as follows:


                                                                                   Revenues   Net income
                                                                                  ----------  ----------
                                                                                 U.S. Dollars In Thousands
                                                                                 -------------------------
              The Company - three months ended March 31, 1998 (Unaudited)         $    1,677  $      323
              Intercomsoft - three months ended March 31, 1998 (Unaudited)             1,312         715
              The Company (including Intercomsoft) - three months
                  ended June 30, 1998 (Unaudited) ........................             2,943       1,034
                                                                                  ----------  ----------
              Combined ...................................................        $    5,932  $    2,072
                                                                                  ----------  ----------
                                                                                  ----------  ----------


              A reconciliation of consolidated revenues and net income as originally reported and as restated follows:


                                                         Six months    Three months
                                                            ended         ended
                                                           June 30,      June 30,
                                                             1997          1997
                                                            ------        ------
                                                         U.S. Dollars In Thousands
              Revenues
                 As reported by the Company (Unaudited)     $ --          $ --

                 As reported by Intercomsoft (Unaudited)     2,443         1,110
                                                            ------        ------
                 As restated ...........................    $2,443        $1,110
                                                            ------        ------
                                                            ------        ------
              Net income
                 As reported by the Company (Unaudited)     $ --          $ --

                 As reported by Intercomsoft (Unaudited)     1,331           714
                                                            ------        ------
                 As restated ...........................    $1,331        $  714
                                                            ------        ------
                                                            ------        ------


Note 3 - Business Segment Information

          (a) Since the financial position and the operational results of the bank business and insurance business are presented separately in the condensed consolidated financial statements of the Company, this note pertains only to the other business sector.

           (b) The other business sector includes the activities of two companies which are considered by the Company as separate segments:

               Jolly Alon Limited - operates and manages the Jolly Alon Hotel in Kishinev, Moldova. The principal guests of the hotel are business persons from all over the world, diplomats and some local companies which rent stores and offices located on hotel property.

               Intercomsoft Limited - imports equipment and auxiliary materials utilized for the production of computerized documents (passports, drivers' licenses, vehicle registrations and identification cards), and the software required for the operation of this equipment, and leases these items to the Moldovan Ministry of Economics, which is Intercomsoft's sole client.

                               TRIMOL GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -  Business Segment Information (Continued)

           (c)The periods of six months and three months ended June 30, 1997 include only the activities of Intercomsoft (see note 2).


                                                 Hotel
                                               business   Intercomsoft  Adjustments  Consolidated
                                               -------    ------------  -----------  ------------
                                                      U.S.. Dollars In Thousands
           Six months ended June 30, 1998
           Revenues from external customers    $ 1,403       $ 2,337      $  --         $ 3,740
           Intersegment revenues ..........         31          --            (31)         --
                                               -------       -------      -------       -------
           Total revenues .................    $ 1,434       $ 2,337      $   (31)      $ 3,740
                                               -------       -------      -------       -------
                                               -------       -------      -------       -------
           Income before income taxes .....    $   387       $ 1,244      $   (10)      $ 1,621
           Income taxes ...................        (85)         --           --             (85)
           Other expenses .................       --            --            (46)          (46)
                                               -------       -------      -------       -------
           Net income .....................    $   302       $ 1,244      $   (56)      $ 1,490
                                               -------       -------      -------       -------
                                               -------       -------      -------       -------
           Three months ended June 30, 1998
           Revenues from external customers    $   716       $ 1,025      $  --         $ 1,741
           Intersegment revenues ..........         24          --            (24)         --
                                               -------       -------      -------       -------
           Total revenues .................    $   740       $ 1,025      $   (24)      $ 1,741
                                               -------       -------      -------       -------
                                               -------       -------      -------       -------
           Income before income taxes .....    $   219       $   529      $   (32)      $   716
           Income taxes ...................        (43)         --           --             (43)
           Other expenses .................       --            --            (39)          (39)
                                               -------       -------      -------       -------
           Net income .....................    $   176       $   529      $   (71)      $   634
                                               -------       -------      -------       -------
                                               -------       -------      -------       -------
           As of June 30, 1998
           Segment assets .................    $ 6,955       $   534      $  (170)      $ 7,319
           Other assets ...................       --            --            145           145
                                               -------       -------      -------       -------
           Total assets ...................    $ 6,955       $   534      $   (25)      $ 7,464
                                               -------       -------      -------       -------
                                               -------       -------      -------       -------


Item 2.  Management's Discussion and Analysis and Results of Operations


RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

General

         Trimol Group, Inc., a Delaware corporation (the "Company"), through its wholly-owned subsidiaries, owns 65% of the issued and outstanding shares of capital stock of Jolly Alon Limited, a Moldovan corporation (the "Hotel"), in Kishinev, Moldova, with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding shares of capital stock of Banca Comerciala pe Actiuni "Export-Import," a Moldovan commercial bank (the "Bank"); 100% of the issued and outstanding shares of capital stock of Exim Asint S.A., a Moldovan property and casualty insurer (the "Insurance Company"); and 100% of the issued and outstanding shares of capital stock of Intercomsoft Limited, an Irish corporation ("Intercomsoft") that is the exclusive supplier to the Government of the Republic of Moldova of secured essential government documents (e.g. passports, drivers' licenses, etc.). Intercomsoft, together with the Bank, the Hotel, and the Insurance Company are sometimes hereinafter collectively referred to as the "Operating Entities." The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998. The Company's interest in Intercomsoft was acquired on May 6, 1998.

         For at least three years prior to January 6, 1998 the Company had no material operations. As a result, a discussion comparing the Company's operations as of and at the end of the three and six months ending June 30, 1998 to the comparative periods in 1997 would be of no value except in the instance of Intercomsoft which was under common control. The acquisition of Intercomsoft has been accounted for in a manner similar to a pooling of interest since the Company and Intercomsoft are enterprises under common control. The Company's financial statements have been restated to include the results of operation, financial position and cash flows of Intercomsoft for all periods presented as though it had always been a part of the Company. As a consequence, comparisons cannot be made between fiscal years 1997 and 1998.

The Bank

         Revenues. The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

         During the three and six month periods ended June 30, 1998, ("2nd Quarter 1998" and "Six Months 1998," respectively), the Bank had interest income of approximately $731,000 and $1,301,000, respectively. The largest component of the Bank's interest income was interest earned on loans, which was approximately $565,000 and $1,015,000 or approximately 77% and 78% of the Bank's total interest income during the 2nd Quarter 1998 and Six Months 1998, respectively. The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During the 2nd Quarter 1998 and Six Months 1998, the Bank earned approximately $103,000 and $194,000 in interest on securities, representing approximately 14% and 15%, respectively, of the Bank's total interest income during the foregoing periods. During those same periods the Bank earned approximately $63,000 and $92,000 or approximately 9% and 7%, respectively, of its interest income from interest earned on deposits with correspondent banks. In addition to interest income, the Bank also had non-interest income of approximately $367,000 and $754,000 during the 2nd Quarter 1998 and Six Months 1998, respectively. A principal component of the Bank's non-interest income consisted of financial service fees of approximately $193,000 and $359,000 or approximately 53% and 48% of the Bank's non-interest income during the 2nd Quarter 1998 and Six Months 1998, respectively. The remaining component of the Bank's non-interest income was foreign exchange trading and commissions of approximately $158,000 and $362,000, which represented approximately 43% and 48% of the Bank's non-interest income during the 2nd Quarter 1998 and Six Months 1998, respectively.

         Expenses. Offsetting the Bank's interest income during the 2nd Quarter 1998 and Six Months 1998 was interest expense of approximately $238,000 and $381,000, respectively, comprised principally of approximately $156,000 and $297,000 of interest paid on time deposits or approximately 21% and 23%, respectively, of total interest income for the foregoing periods. Also offsetting the Bank's interest income was interest due to other banks on their time deposits with the Bank of approximately $82,000 and $84,000, or approximately 11% and 6% of the Bank's interest income during the 2nd Quarter 1998 and Six Months 1998, respectively. Offsetting the Bank's non-interest income during the 2nd Quarter 1998 were non-interest expenses of approximately $424,000, comprised principally of salaries and related costs of approximately $257,000, with all other non-interest expenses during this period totalling approximately $167,000. During Six Months 1998 non-interest expenses consisted principally of salaries of approximately $408,000, equipment and depreciation of approximately $104,000 and communication and transportation expenses of approximately $100,000.

         Net Income. The Bank's net interest income for the 2nd Quarter 1998 was approximately $522,000. However, non-interest expenses during this period of approximately $424,000 exceeded non-interest income of approximately $367,000 by approximately $57,000, thereby reducing the Bank's income before taxes to approximately $465,000 during the 2nd Quarter 1998. Income taxes of approximately $62,000 on the Bank's income reduced the Bank's net income to approximately $403,000 during the 2nd Quarter 1998. During Six Months 1998, the Bank's net interest income was approximately $885,000 with non-interest income of approximately $754,000. Both were offset by non-interest expenses of $861,000, thereby reducing income before taxes to approximately $778,000 with income taxes of approximately $108,000 resulting in net income of approximately $670,000 from the Bank's business for the Six Months 1998.

The Insurance Company

         Although the Insurance Company began operations in 1995 it has not yet matured and is still in its growth stage. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves. Although the Insurance Company earned approximately $95,000 and $142,000 in gross premiums during the 2nd Quarter 1998 and Six Months 1998, respectively, earned premiums ceded to reinsurers approximated $46,000 and $87,000 during the foregoing periods resulting in approximately $49,000 and $55,000, respectively, in net premiums earned of the Insurance Company's total revenues of approximately $104,000 and $137,000 for the 2nd Quarter 1998 and Six Months 1998, respectively. During the 2nd Quarter 1998 and Six Months 1998, the Insurance Company also received net interest income of approximately $22,000 and $36,000, commissions earned from reinsurance of approximately $15,000 and $26,000 and $18,000 and $20,000 from other income, respectively. The Insurance Company's total expenses of approximately $45,000 and $119,000, respectively, for the 2nd Quarter 1998 and Six Months 1998, consisted principally of other operating expenses of approximately $44,000 and $90,000, resulting in net income of approximately $59,000 and $18,000, respectively, during this period.

Other Businesses

         The Company's other businesses consisted of the Hotel and Intercomsoft.

Hotel

         During the 2nd Quarter 1998 and Six Months 1998, the Hotel derived revenues of approximately $716,000 and $1,403,000, respectively, from room rentals of guest accommodations, leasing of office space, and restaurant operations. The Hotel's approximate $380,000 in revenue costs during the 2nd Quarter 1998 represented approximately 53% of the Hotel's revenues, leaving a gross profit of approximately $336,000 for that period. The Hotel's approximate $766,000 in revenue costs for the Six Months 1998 represented approximately 55% of the Hotel's revenues, leaving a gross profit of approximately $637,000 for that period.

         Selling, administrative and general expenses for the Hotel's 2nd Quarter 1998 were approximately $143,000 or 20% of the Hotel's revenues for that period. Principal deductions from revenues before net income for that period were (a) the above noted revenue costs, (b) the above selling, administrative and general expenses; and (c) income taxes of approximately $43,000 or 6% of revenues. Selling, administrative and general expenses for the Hotel's Six Months 1998 were approximately $278,000 or 20% of the Hotel's revenues for that period.

Principal deductions from revenues for that period before net income were substantially similar in kind to the Hotel's 2nd Quarter 1998 deductions.

         The Hotel's net income during the 2nd Quarter 1998 and Six Months 1998 was approximately $136,000 and $277,000, or approximately 19% and 20% of its revenues, respectively.

Intercomsoft

         Three Months Ended June 30, 1998 compared to Three Months Ended June 30, 1997. During the Second Quarter 1998 Intercomsoft had revenues of approximately $1,025,000, a decline of approximately $85,000, or 8%, from the comparable period in the prior year ("2nd Quarter 1997"). Additionally, cost of revenues increased from approximately $370,000 during the 2nd Quarter 1997, or 33.3% of revenues, by approximately $107,000 to approximately $477,000, or 46.5% of revenues, during the 2nd Quarter 1998. Operating expenses remained fairly constant during the 2nd Quarter 1997 (approximately $26,000 or 2.3% of revenues) and the 2nd Quarter 1998 (approximately $11,000 or 1.1% of revenues). Net income for the 2nd Quarter 1998 declined approximately $177,000, or 25%, from approximately $714,000 in net income for the 2nd Quarter 1997, or approximately 64.3% of revenues, to approximately $537,000, or approximately 52.4% of revenues, for the 2nd Quarter 1998.

         Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997. Revenues for the Six Months 1998 of approximately $2,337,000 represented a decrease of approximately $106,000, or 4.3%, from revenues of approximately $2,443,000 for the comparable period in the prior year ("Six Months 1997"). Cost of revenue declined slightly, by approximately $68,000 from the Six Months 1997 level of approximately $1,057,000, or 43.3% of revenues, to approximately $989,000, or 42.3% of revenues for the Six Months 1998. Total operating expenses increased by approximately $35,000 from approximately $54,000, or 2.2% of revenues for Six Months 1997 to approximately $89,000, or 3.8% of revenues for Six Months 1998. Net income declined by approximately $72,000, or 5.4%, to approximately $1,259,000, or 53.9% of revenues, for Six Months 1998 from approximately $1,331,000, or 54.5% of revenues, for Six Months 1997.

The Company

         During the 2nd Quarter 1998 and Six Months 1998, the Company had total income before outside shareholder's interest in net income of approximately $1,096,000 and $2,178,000, respectively; from which were deducted the sums of approximately $62,000 and $106,000, respectively, which were deducted for the outside shareholder's interest in net income representing the Government of Moldova's interest in the Hotel. Accordingly, the Company's resulting net income was approximately $1,034,000 and $2,072,000, for the 2nd Quarter 1998 and Six Months 1998, respectively. The Company's net earnings per share were approximately $0.086 and $0.18 per share for the 2nd Quarter 1998 and Six Months 1998, respectively.

LIQUIDITY & CAPITAL RESOURCES

         The Company believes that its existing source of liquidity and its current revenues and cash flow, will be adequate to sustain its current operations and to satisfy its current working capital and capital expenditure requirements for the next twelve months.

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

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit No.     Description of Document
-----------     -----------------------

       2 Agreement and Plan of Reorganization, effective January 6, 1998, by and among the Company, Edward F. Cowle, H. DeWorth Williams, Gold Hill Mines, Inc., Magnum Associates Ltd. and Starbeam, Ltd.(1)

       2A     Registrant's Certificate of Incorporation(2)

       3      By-Laws(2)

       4      Specimen of Certificate of Common Stock(2)

       21     List of Subsidiaries(3)


(b)      Reports on Form 8-K

         (1) In a Current Report on Form 8-K dated May 20, 1998, the Company disclosed that pursuant to a Stock Purchase Agreement dated May 3, 1998, the Company acquired all of the issued and outstanding capital stock of Intercomsoft. See Item 2 above.

         (2) In a Current Report on Form 8-KA dated July 20, 1998, the Company disclosed the following financial statements of the Company and Intercomsoft:

--------

     (1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998, as amended by the Company's Form 8-KA on March 6, 1998.

     (2) Incorporated by reference to the Company's Registration Statement on Form 10-SB.

     (3) Incorporated by reference to the Company's Report on Form 10-KSB for its fiscal year ended December 31, 1997.

UNAUDITED PROFORMA CONSOLIDATED FINANCIAL INFORMATION
OF THE COMPANY

         Description of Transactions
         Unaudited Proforma Consolidated Balance Sheet
         Unaudited Proforma Consolidated Statement
                  of Operations
         Notes to the Unaudited Proforma Consolidated
                  Financial Statements

INTERCOMSOFT FINANCIAL STATEMENTS AS AT
AND FOR THE YEAR ENDED DECEMBER 31, 1997

         Report of Independent Auditors
         Balance Sheets as of December 31, 1996 and 1997
         Statements of Operations for the Years Ended
                  December 31, 1996 and 1997
         Statements of Shareholders' Equity for the Years Ended
                  December 31, 1996 and 1997
         Statements of Cash Flows for the Years Ended
                  December 31, 1996 and 1997
         Notes to the Financial Statements

INTERCOMSOFT FINANCIAL STATEMENTS AS AT
AND FOR THE YEAR ENDED DECEMBER 31, 1996

         Report of Independent Auditors
         Balance Sheets as of December 31, 1995 and 1996
         Statements of Operations for the 11 Months Ended
                  December 31, 1995 and for the Year Ended
                  December 31, 1996
         Statements of Shareholders' Equity for the 11 Months Ended
                  December 31, 1995 and for the Year Ended
                  December 31, 1996
         Statements of Cash Flows for the 11 Months Ended
                  December 31, 1995 and for the Year Ended
                  December 31, 1996
         Notes to the Financial Statements

INTERCOMSOFT FINANCIAL STATEMENTS AS AT
AND FOR THE QUARTER ENDING MARCH 31, 1998

         Balance Sheets as of March 31, 1998
         Statements of Operations for the 3 Months Ended
                  March 31, 1998
         Statements of Shareholders' Equity for the 3 Months Ended
                  March 31, 1998
         Statements of Cash Flows for the 3 Months Ended
                  March 31, 1998
         Notes to the Financial Statements

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TRIMOL GROUP, INC.



Dated:   August 14, 1998               By:/s/Ted Shapiro
                                          -------------------------------------
                                       Ted Shapiro, Chief Executive Officer
                                       and President



Dated:   August 14, 1998               By:/s/Shmuel Gurfinkel
                                          -------------------------------------
                                       Shmuel Gurfinkel, Chief Financial Officer