Form 10QSB
period 1998-09-30
TRIMOL GROUP INC
filed 1998-11-13
CIK 1011733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

/ /  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to
                               --------------------     ---------------------

Commission file number  0-28144
                        -------

                               Trimol Group, Inc.
                               ------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                     13-3859706
         --------                                     ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

        1285 Avenue of the Americas, 35th Floor, New York, New York 10019
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 554-4394
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


---------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   / X /         No / /

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     / /    No    / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1998, 12,023,000 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

Yes  / /         No  / X /

                                TABLE OF CONTENTS



Heading                                                                                                        Page
-------                                                                                                        -----

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................................................      1 - 10

      Condensed Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
        and December 31, 1997 (Audited)...................................................................      1 -  2

      Condensed Consolidated Statements of Operations for the nine months and three months
        ended September 30, 1998 and 1997 (Unaudited).....................................................      3 -  4

      Condensed Consolidated Statements of Cash Flows for the nine months
        ended September 30, 1998 and 1997 (Unaudited).....................................................      5 -  7

      Notes to Condensed Consolidated Financial Statements ...............................................      8 - 10

Item 2.    Management's Discussion and Analysis and Results of Operations.................................     11 - 14


                                                PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ..............................................................          15

Signatures ...............................................................................................          16


                                                        (i)

                               TRIMOL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            U.S. Dollars in Thousands

                                                                                 September 30,          December 31,
                                                                                    1 9 9 8                1 9 9 7
                                                                                    -------                -------
                                                                                  (Unaudited)             (Audited)
ASSETS

ASSETS OF BANK BUSINESS
Cash and due from banks..................................................    $         3,817       $               --
Time deposits with banks.................................................              1,307                       --
Securities held to maturity..............................................              2,161                       --
Loans....................................................................              8,845                       --
Less: allowance for possible loan losses.................................               (640)                      --
Customer's acceptance liabilities........................................                293                       --
Investments in investee..................................................                  3                       --
Bank premises and equipment..............................................                963                       --
Other accounts receivable and debit balances.............................                388                       --
                                                                             ---------------       ------------------
TOTAL ASSETS OF BANK BUSINESS............................................             17,137                       --
                                                                             ---------------       ------------------
ASSETS OF INSURANCE BUSINESS
Investments
Long term deposit........................................................                 20                       --
Capital note.............................................................                 15                       --
                                                                             ---------------       ------------------
                                                                                          35                       --
                                                                             ---------------       ------------------
Cash and cash equivalents................................................                  7                       --
Outstanding premiums.....................................................                 19                       --
Other accounts receivable................................................                  5                       --
                                                                             ---------------       ------------------
                                                                                          31                       --
                                                                             ---------------       ------------------
Reinsurers' share of reserves
Provision for unearned premiums..........................................                 30                       --
Losses and loss adjustment reserves......................................                124                       --
                                                                             ---------------       ------------------
                                                                                         154                       --
                                                                             ---------------       ------------------
Furniture, equipment and vehicles........................................                 84                       --
                                                                             ---------------       ------------------
Other assets.............................................................                 45                       --
                                                                             ---------------       ------------------
TOTAL ASSETS OF INSURANCE BUSINESS.......................................                349                       --
                                                                             ---------------       ------------------
ASSETS OF OTHER BUSINESSES
Current assets:
Cash and cash equivalents................................................                961                       --
Trade accounts receivable and accrued income.............................                567                      405
Related parties receivable...............................................                 45                       --
Other accounts receivable and debit balances.............................                 92                       --
Inventories..............................................................                154                       --
                                                                             ---------------       ------------------
                                                                                       1,819                      405
                                                                             ---------------       ------------------
Operating equipment......................................................                263                       --
                                                                             ---------------       ------------------
Property and equipment, net..............................................              5,979                       --
                                                                             ---------------       ------------------
Goodwill.................................................................                 84                       --
                                                                             ---------------       ------------------
TOTAL ASSETS OF OTHER BUSINESSES.........................................              8,145                      405
                                                                             ---------------       ------------------
TOTAL ASSETS.............................................................    $        25,631         $            405
                                                                             ---------------       ------------------
                                                                             ---------------       ------------------



The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            U.S. Dollars in Thousands

                                                                                 September 30,            December 31,
                                                                                    1 9 9 8                 1 9 9 7
                                                                                    -------                 -------
                                                                                  (Unaudited)              (Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES OF BANK BUSINESS
Deposits:
Non interest bearing deposits..............................                  $         5,547         $             --
Interest bearing deposits..................................                            4,228                       --
Deposits of the National Bank..............................                            1,833                       --
                                                                             ---------------         ----------------
                                                                                      11,608                       --
                                                                             ---------------         ----------------
Securities sold to the National Bank.......................                              201                       --
                                                                             ---------------         ----------------
Acceptance outstanding.....................................                              299                       --
                                                                             ---------------         ----------------
Other liabilities..........................................                              412                       --
                                                                             ---------------         ----------------
TOTAL LIABILITIES OF BANK BUSINESS.........................                           12,520                       --
                                                                             ---------------         ----------------
LIABILITIES OF INSURANCE BUSINESS
Losses and loss adjustment reserves........................                              232                       --
Provision for unearned premiums............................                               68                       --
Reinsurance balances payable...............................                               26                       --
Deferred policy acquisition costs, net.....................                                7                       --
Other accounts payable.....................................                               20                       --
                                                                             ---------------         ----------------
TOTAL LIABILITIES OF INSURANCE BUSINESS....................                              353                       --
                                                                             ---------------         ----------------
LIABILITIES OF OTHER BUSINESSES
Current liatilities
Related parties payable....................................                            2,005                       --
Trade accounts payable.....................................                              421                      351
Other accounts payable and credit balances.................                              147                       --
                                                                             ---------------         ----------------
                                                                                       2,573                      351
                                                                             ---------------         ----------------
Long term liabilities
Deferred taxes.............................................                               53                       --
                                                                             ---------------         ----------------
TOTAL LIABILITIES OF OTHER BUSINESSES......................                            2,626                      351
                                                                             ---------------         ----------------
TOTAL LIABILITIES..........................................                           15,499                      351
                                                                             ---------------         ----------------
OUTSIDE SHAREHOLDERS' INTEREST.............................                            2,301                       --
                                                                             ---------------         ----------------
SHAREHOLDERS' EQUITY
Preferred stock: 10,000 shares authorized of U.S. $100 par
 value, 0 and 0 shares issued and outstanding, respectively                                -                       --
Common stock: 30,000,000 shares authorized of U.S.$ 0.01
par value, 12,023,000 and 2,000,000 shares issued and
outstanding, respectively..................................                              120                       20
Additional paid in capital.................................                            5,646                       --
Retained earnings..........................................                            2,065                       34
                                                                             ---------------         ----------------
TOTAL SHAREHOLDERS' EQUITY.................................                            7,831                       54
                                                                             ---------------         ----------------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY.....................................................                  $        25,631         $            405
                                                                             ---------------         ----------------
                                                                             ---------------         ----------------

The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                U.S. Dollars in Thousands (except per share data)

                                                                Three months ended                   Nine months ended
                                                                  September 30,                        September 30,
                                                                  -------------                        -------------
                                                            1 9 9 8           1 9 9 7            1 9 9 8            1 9 9 7
                                                            -------           -------            -------            -------
                                                                                   (Unaudited)
INCOME

FROM BANK BUSINESS
Interest income
Interest due from banks and time deposits with
 banks.......................................                  $ 69            $  --              $  161                $--
Interest on securities.......................                    94               --                 288                 --
Interest on loans............................                   495               --               1,510                 --
                                                            -------           -------            -------            -------
Total interest income........................                   658               --               1,959                 --
                                                            -------           -------            -------            -------
Interest expense
Interest on demand deposits..................                     1               --                   1                 --
Interest on time deposits....................                   202               --                 499                 --
Interest on deposits from banks..............                    64               --                 148                 --
Interest on deposit of National Bank.........                     4               --                   4                 --
                                                                  -                                   --
Total interest expense.......................                   271               --                 652                 --
                                                            -------           -------            -------            -------

Net interest income..........................                   387               --               1,307                 --
Allowance for possible loan losses...........                    68               --                 103                 --
                                                                 --                                -----
Net interest income after allowance for possible
 loan losses.................................                   319               --               1,204                 --
                                                            -------           -------            -------            -------

Non interest income
Financial services fees......................                   120               --                 479                 --
Foreign exchange trading profits and commissions                196               --                 558                 --
Other........................................                    26               --                  59                 --
                                                                 --                                   --
Total non interest income....................                   342               --               1,096                 --
                                                            -------           -------            -------            -------

Non interest expense
Salaries and related costs...................                   193               --                 601                 --
Equipment and depreciation...................                    28               --                 132                 --
Maintenance..................................                    19               --                  63                 --
Communication and transportation.............                    33               --                 133                 --
Taxes other than income......................                     2               --                  10                 --
Outside services and processing..............                    39               --                  73                 --
Marketing and development....................                    14               --                  60                 --
Fees paid....................................                     8               --                  53                 --
Other........................................                    39               --                 111                 --
                                                            -------           -------            -------            -------
Total non interest expense...................                   375               --               1,236                 --
                                                            -------           -------            -------            -------

Income before income taxes...................                   286               --               1,064                 --
Income tax...................................                    28               --                 136                 --
                                                            -------           -------            -------            -------
NET INCOME FROM BANK BUSINESS................                   258               --                 928                 --
                                                            -------           -------            -------            -------


The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                U.S. Dollars in Thousands (except per share data)

                                                                  Three months ended                    Nine months ended
                                                                    September 30,                         September 30,
                                                                    -------------                         -------------
                                                       1 9 9 8               1 9 9 7            1 9 9 8                 1 9 9 7
                                                       -------               -------            -------                 -------
                                                                                       (Unaudited)
FROM INSURANCE BUSINESS
Revenues
Gross insurance premiums written...................           $18                 $ --                 $155                   $--
Change in provisions for unearned premiums.........            --                   --                    5                    --
                                                          -------               -------            -------                 -------
Gross premiums earned..............................            18                   --                  160                    --
                                                          -------               -------            -------                 -------


Premiums ceded (reinsured).........................            11                   --                  (61)                   --
Change in reinsurers' share for unearned                       (1)                  --                  (16)                   --
premium............................................
                                                          -------               -------            -------                 -------
Earned premiums ceded..............................            10                   --                  (77)                   --
                                                          -------               -------            -------                 -------


Net premiums earned................................            28                   --                   83                    --
                                                          -------               -------            -------                 -------


Interest income, net...............................            22                   --                   58                    --
                                                          -------               -------            -------                 -------


Other revenues
Commission earned from reinsurance.................             7                   --                   33                    --
Other income (expenses)............................           (14)                  --                    6                    --
                                                          -------               -------            -------                 -------
                                                               (7)                  --                   39                    --
                                                          -------               -------            -------                 -------
Total revenues.....................................            43                   --                  180                    --
                                                          -------               -------            -------                 -------


Expenses
Losses and loss adjustment expense.................            20                   --                   71                    --
Reinsurers' share of losses and loss                           (9)                  --                  (34)                   --
adjustment expense.................................
                                                          -------               -------            -------                 -------
                                                               11                   --                   37                    --
                                                          -------               -------            -------                 -------


Other operating expenses...........................            13                   --                   93                    --
Translation loss...................................            13                   --                   26                    --
                                                          -------               -------            -------                 -------
                                                               26                   --                  119                    --
                                                          -------               -------            -------                 -------
Total expenses.....................................            37                   --                  156                    --
                                                          -------               -------            -------                 -------
Capital loss.......................................             6                   --                    6                    --
                                                          -------               -------            -------                 -------
NET INCOME FROM INSURANCE BUSINESS.................            --                   --                   18                    --
                                                          -------               -------            -------                 -------


FROM OTHER BUSINESSES
Revenues...........................................         1,836                  973                5,576                 3,416
Cost of revenues...................................           810                  619                2,565                 1,677
                                                          -------               -------            -------                 -------
Gross profit.......................................         1,026                  354                3,011                 1,739
Selling, administrative and general expenses.......           128                   48                  541                   101
                                                          -------               -------            -------                 -------
Income before financing income.....................           898                  306                2,470                 1,638
Financing incomes (expenses), net..................            (2)                  --                    6                    (1)
                                                          -------               -------            -------                 -------
Income from regular operations.....................           896                  306                2,476                 1,637
Other expenses.....................................            --                   --                    5                    --
                                                          -------               -------            -------                 -------
Income before income taxes.........................           896                  306                2,471                 1,637
Income taxes.......................................            37                   --                  122                    --
                                                          -------               -------            -------                 -------
NET INCOME FROM OTHER BUSINESSES...................           859                  306                2,349                 1,637
                                                          -------               -------            -------                 -------


TOTAL INCOME BEFORE OUTSIDE
  SHAREHOLDERS' INTEREST IN NET INCOME                      1,117                  306                3,295                 1,637

OUTSIDE SHAREHOLDERS' INTEREST IN NET
   INCOME..........................................            29                   --                  135                    --
                                                          -------               -------            -------                 -------

TOTAL NET INCOME...................................        $1,088                 $306               $3,160                $1,637
                                                          -------               -------            -------                 -------
                                                          -------               -------            -------                 -------

NET EARNINGS PER SHARE FOR THE PERIOD..............         0.091                0.153                0.263                 0.819
                                                          -------               -------            -------                 -------
                                                          -------               -------            -------                 -------
 WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING.................................       12,013,750            2,000,000           12,004,634             2,000,000
                                                          -------               -------            -------                 -------
                                                          -------               -------            -------                 -------



The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. Dollars in Thousands

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                            --------------------------
                                                                                            1 9 9 8            1 9 9 7
                                                                                            --------          --------
CASH FLOW FROM OPERATING ACTIVITIES
Net income.........................................................................          $ 3,160          $1,637
Adjustments to reconcile net income to net cash provided (used) by
   operating activities (Annex A)..................................................              824          (1,590)
                                                                                            --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................................            3,984              47
                                                                                            --------          --------
CASH FLOW FROM INVESTING ACTIVITIES
Cash flow from bank business
Proceeds from redemptions of securities held to maturity...........................          10,486               --
Purchases of securities held to maturity...........................................         (11,014)              --
Net increase in time deposits with banks...........................................            (865)              --
Net increase in loans..............................................................          (4,063)              --
Purchases of premises and equipment................................................            (126)              --
Investment in investee.............................................................              (1)
Sale of investees..................................................................              12               --
                                                                                            --------          --------
Net cash used by bank business.....................................................          (5,571)              --
                                                                                            --------          --------
Cash flow from insurance business
Repayment of leasing transaction...................................................                8              --
Acquisition of furniture, equipment and vehicles...................................              (20)             --
Proceeds from realization of furniture, equipment and vehicles.....................                4              --
Proceeds from sale of securities held to maturity..................................              264              --
Investment in long term deposit....................................................              (27)             --
Proceeds from redemption of long term deposits.....................................               20
Investment in capital note.........................................................              (15)             --
                                                                                            --------          --------
Net cash provided by insurance business............................................              234              --
                                                                                            --------          --------
Cash flow from other businesses
Acquisition of subsidiaries consolidated for the first time (Annex B)..............            4,079              --
Purchases of property and equipment................................................              (84)             --
Proceeds from realization of property and equipment................................               35              --
                                                                                            --------          --------
Net cash provided by other businesses..............................................            4,030              --
                                                                                            --------          --------
TOTAL NET CASH USED BY INVESTING ACTIVITIES........................................           (1,307)             --
                                                                                            --------          --------
CASH FLOW FROM FINANCING ACTIVITIES
Cash flow from bank business
Net increase in non-interest bearing deposits......................................            3,546              --
Net decrease in interest bearing deposits..........................................           (2,100)             --
Net increase in deposits from banks................................................            1,834              --
Net increase in securities sold under repurchase agreements........................              201
                                                                                            --------          --------
Net cash provided by bank business.................................................            3,481              --
                                                                                            --------          --------
Cash flow from other businesses
Dividend to minority shareholders..................................................           (1,303)             --
Decrease in account due from related parties                                                     (70)             --
                                                                                            --------          --------
Net cash used by other businesses..................................................           (1,373)             --
                                                                                            --------          --------
TOTAL NET CASH USED  BY FINANCING ACTIVITIES.......................................            2,108              --
                                                                                            --------          --------
INCREASE IN CASH AND CASH EQUIVALENTS..............................................            4,785              47
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................               --              15
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................           $4,785             $62
                                                                                            --------          --------
                                                                                            --------          --------



The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. Dollars in Thousands

ANNEX A - Adjustments to reconcile net income to net cash provided (used) in operating activities

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                             --------------------------
                                                                                             1 9 9 8            1 9 9 7
                                                                                             -------            -------
                                                                                                     (Unaudited)
INCOME AND EXPENSES NOT INVOLVING CASH FLOW
Bank business
Allowance for possible loan losses and doubtful accounts...........................             $103              $    --
Depreciation.......................................................................              125                   --
Increase in deferred taxes.........................................................               26                   --
                                                                                             -------                 ----
                                                                                                 254                   --
                                                                                             -------                 ----
Insurance business
Depreciation.......................................................................                8                   --
Erosion of securities and capital note.............................................                2
Changes in interest receivable on securities and deposits..........................               (1)
Capital loss.......................................................................                5
                                                                                             -------                 ----
                                                                                                  14                   --
                                                                                             -------                 ----
Other businesses
Outside shareholders' interest in net earnings.....................................              135                   --
Depreciation.......................................................................              238                   --
Increase in deferred taxes.........................................................               37                   --
Loss from realization of property and equipment....................................               10                   --
Decrease in provision for vacation.................................................              (11)                  --
                                                                                             -------                 ----
                                                                                                 409                   --
                                                                                             -------                 ----
CHANGES IN ASSETS AND LIABILITIES
Bank business
Net decrease in interest receivable................................................               33                   --
Net decrease in other receivables..................................................               16                   --
Net increase in interest payable...................................................               70                   --
Net decrease in accrued expenses...................................................             (139)                  --
                                                                                             -------                 ----
                                                                                                 (20)                  --
                                                                                             -------                 ----
Insurance business
Decrease in outstanding premiums..................................................                20                   --
Increase in unearned premiums reserve, net.........................................                9                   --
Increase in losses and loss adjustment reserves, net...............................               14                   --
Decrease in reinsurers' accounts...................................................              (15)                  --
Decrease in deferred policy acquisition costs, net.................................               (2)                  --
Increase in other accounts payable.................................................                7                   --
                                                                                             -------                 ----
                                                                                                  33                   --
                                                                                             -------                 ----
Other businesses
Decrese (increase) in trade accounts receivable and accrued income.................             (126)                  44
Decrease in other accounts receivable and debit balances...........................               78                   --
Decrease in inventories and operating equipment....................................               86                   --
Increase (decrease) in trade accounts payable......................................                2                (1,634)
Increase in other accounts payable and credit balances.............................               94                   --
                                                                                             -------                 ----
                                                                                                 134                (1,590)
                                                                                             -------                 ----
TOTAL ADJUSTMENTS                                                                               $824               $(1,590)
                                                                                             -------                 ----
                                                                                             -------                 ----

The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            U.S. Dollars in Thousands


ANNEX B - Acquisition of subsidiaries consolidated for the first time *


                                                                                           Nine months ended
                                                                                             September 30,
                                                                                       ------------------------
                                                                                       1 9 9 8          1 9 9 7
                                                                                       -------          -------
                                                                                              (Unaudited)
                Assets and liabilities on acquisition
                Deficit in working capital (excluding cash).......................      $3,671              $--
                Real estate.......................................................      (7,511)              --
                Investment in investees...........................................         (24)              --
                Investment in affiliated companies................................       5,746               --
                Long term debt....................................................          16               --
                Goodwill..........................................................         (91)              --
                Outside shareholders' interest....................................       2,272               --
                                                                                        ------            ------
                Net cash provided from acquisition of subsidiaries consolidated
                 for the first time...............................................      $4,079              $--
                                                                                        ------            ------
                                                                                        ------            ------



              *   For details about the acquisition see Note 2(a)
























The accompanying notes are an integral part of these condensed consolidated financial statements

                               TRIMOL GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -  Basis of Presentation

          The unaudited condensed consolidated financial statements of Trimol Group, Inc. (the "Company"), formerly Nutronics International, Inc. included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto for the nine month period ended September 30, 1997, included in the Company's Report on Form 8-K/ A filed with the Securities and Exchange Commission on March 6, 1998. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2 -  Business combination

          (a) As of January 6, 1998, pursuant to an Agreement and Plan of Reorganization, the Company acquired from Magnum Associates Ltd. and Starbeam Ltd all of the issued and outstanding shares of the capital stock of Exim Asint S.A. and of Banca Comerciala pe Actiuni "Export - Import", and 65% of the issued and outstanding shares of the capital stock of Jolly Alon Limited (collectively referred to as the "Target Companies"), in exchange for an aggregate of 10,000,000 shares of the Company's common stock, par value $0.01 per share.

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

               The Target Companies operate in Moldova, and their currency of operation is the Moldovan Lei (MDL). Until December 31, 1997, Moldova was considered to be a country with hyper-inflation, as the rate of inflation in the three years preceding 1996 reached more than 100%. From January 1, 1998, according to the Statements of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation", of the Financial Accounting Standards Board (FASB) of the United States, Moldova should no longer be considered to be a country with a hyper-inflationary environment. However, due to uncertainties regarding the economic situation in Moldova, it has been decided to continue remeasuring the financial statements in U.S. dollars.

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

                               TRIMOL GROUP, INC.

              The nine month period condensed consolidated financial statements include premerger revenues and net income of the Company and Intercomsoft as follows:

                                                                                      Revenues      Net income
                                                                                      --------      ----------
                                                                                     U.S. Dollars In Thousands
                                                                                     -------------------------

                The Company - three months ended March 31, 1998 (Unaudited)              $1,677           $323
                Intercomsoft - three months ended March 31, 1998 (Unaudited)              1,312            715
                The Company (including Intercomsoft) - six months ended
                  September 30, 1998 (Unaudited)                                          5,797          2,122
                                                                                      ---------        -------
                Combined                                                                 $8,786         $3,160
                                                                                      ---------        -------
                                                                                      ---------        -------



              A reconciliation of consolidated revenues and net income as originally reported and as restated follows:

                                                                              Nine months           Three months
                                                                          ended September 30,    ended September 30,
                                                                                 1997                  1997
                                                                                 ----                  ----
                                                                                 U.S. Dollars In Thousands
                                                                                 -------------------------

                Revenues
                   As reported by the Company (Unaudited)                                --                 --
                   As reported by Intercomsoft (Unaudited)                           $3,416               $973
                                                                                  ---------            -------
                   As restated                                                       $3,416               $973
                                                                                  ---------            -------
                                                                                  ---------            -------

                Net income
                   As reported by the Company (Unaudited)                                --                 --
                   As reported by Intercomsoft (Unaudited)                           $1,637               $306
                                                                                  ---------            -------
                   As restated                                                       $1,637               $306
                                                                                  ---------            -------
                                                                                  ---------            -------


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

           (b) The other business sector includes the activities of two companies which are considered by the Company as separate segments:

               Jolly Alon Limited - operates and manages the Jolly Alon Hotel in Chisinau, Moldova. The principal guests of the hotel are business persons from all over the world, diplomats and some local companies which rent stores and offices located in the hotel property.

               Intercomsoft Limited - imports equipment and auxiliary materials utilized for the production of computerized documents (passports, drivers licenses, vehicle registrations and identification cards), and the software required for the operation of this equipment, and leases these items to the Moldovan Ministry of Economics, which is the Company's sole client.

          (c) The periods of nine months and three months ended September 30, 1997 include only the activities of Intercomsoft (see Note 2).

                               TRIMOL GROUP, INC.

Note 3 - Business Segment Information (continued)

                                 Hotel
                                business             Intercomsoft             Adjustments             Consolidated
                                --------             ------------             -----------             ------------
                                                         U.S. Dollars In Thousands
                                                      -------------------------------
Nine months ended
  September 30, 1998
------------------------
Revenues from external          $1,946                   $3,630                   $  --                  $5,576
 customers
Intersegment revenues               37                       --                     (37)                     --
                                ------                   ------                   -----                  ------
Total revenues                  $1,983                   $3,630                   $ (37)                 $5,576
                                ------                   ------                   -----                  ------
                                ------                   ------                   -----                  ------
Income before income taxes        $508                   $2,034                   $   8                  $2,550
Income taxes                      (122)                      --                      --                    (122)
Other expenses                      --                       --                     (79)                    (79)
                                ------                   ------                   -----                  ------
Net income                      $  386                   $2,034                   $ (71)                 $2,349
                                ------                   ------                   -----                  ------
                                ------                   ------                   -----                  ------
Three months ended
  September 30, 1998
------------------------
Revenues from external          $  543                   $1,293                   $  --                  $1,836
 customers
Intersegment revenues                6                       --                      (6)                     --
                                ------                   ------                   -----                  ------
Total revenues                  $  549                   $1,293                   $  (6)                 $1,836
                                ------                   ------                   -----                  ------
                                ------                   ------                   -----                  ------
Income before income taxes      $  121                   $  790                   $  17                  $  928
Income taxes                       (37)                      --                      --                     (37)
Other expenses                      --                       --                     (32)                    (32)
                                ------                   ------                   -----                  ------
Net income                      $   84                   $  790                   $ (15)                 $  859
                                ------                   ------                   -----                  ------
                                ------                   ------                   -----                  ------
As of September 30, 1998
------------------------
Segment assets                  $6,854                   $1,345                   $(262)                 $7,937
Other assets                        --                       --                     208                     208
                                ------                   ------                   -----                  ------
Total assets                    $6,854                   $1,345                   $ (54)                 $8,145
                                ------                   ------                   -----                  ------
                                ------                   ------                   -----                  ------



Note 4 - Subsequent Event

         The exchange rate on June 30th, September 30th and November 6th, 1998 of the Moldovan Lei to the United States dollar was 4.742, 4.966 and 6.870, respectively. If this rate remains until December 31, 1998, it will have a material adverse affect on the Company.

Item 2. Management's Discussion and Analysis and Results of Operations.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

General

     Trimol Group, Inc., a Delaware corporation (the "Company"), through its wholly-owned subsidiaries, owns 65% of the issued and outstanding shares of capital stock of Jolly Alon Limited, a Moldovan corporation (the "Hotel"), in Chisinau, Moldova, with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding shares of capital stock of Banca Comerciala pe Actiuni "Export- Import," a Moldovan commercial bank (the "Bank"); 100% of the issued and outstanding shares of capital stock of Exim Asint S.A., a Moldovan property and casualty insurer (the "Insurance Company"); and 100% of the issued and outstanding shares of capital stock of Intercomsoft Limited, an Irish corporation ("Intercomsoft") that is the exclusive supplier to the Government of the Republic of Moldova of the technology required to produce secure essential government documents (e.g. passports, driver's licenses, etc.). Intercomsoft, together with the Bank, the Hotel, and the Insurance Company are sometimes hereinafter collectively referred to as the "Operating Entities." The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998. The Company's interest in Intercomsoft was acquired on May 6, 1998.

     The official currency of the Republic of Moldova is the Moldovan Lei (Not the Russian Ruble).

     For at least three years prior to January 6, 1998, the Company had no material operations. As a result, a discussion comparing the Company's operations as of and at the end of the three and nine months ending September 30, 1998 to the comparative periods in 1997 would be of no value except in the instance of Intercomsoft which was under common control. The acquisition of Intercomsoft has been accounted for in a manner similar to a pooling of interest since the Company and Intercomsoft are enterprises under common control. The Company's financial statements have been restated to include the results of operation, financial position and cash flows of Intercomsoft for all periods presented as though it had always been a part of the Company. As a consequence, comparisons cannot be made between fiscal years 1997 and 1998 to either the three or nine month periods ended September 30, 1998.

The Bank

     Revenues. The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

     During the three and nine month periods ended September 30, 1998, ("3rd Quarter 1998" and "Nine Months 1998," respectively), the Bank had interest income of approximately $658,000 and $1,959,000, respectively. The largest component of the Bank's interest income was interest earned on loans which was approximately $495,000 and $1,510,000, or approximately 75% and 77% of the Bank's total interest income during the 3rd Quarter 1998 and Nine Months 1998, respectively. The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During the 3rd Quarter 1998 and Nine Months 1998, the Bank earned approximately $94,000 and $288,000 in interest on securities, representing approximately 14% and 15%, respectively, of the Bank's total interest income during the foregoing periods. During those same periods the Bank earned approximately $69,000 and $161,000, or approximately 10% and 8%, respectively, of its interest income from interest earned on deposits with correspondent banks. In addition to interest income, the Bank also had non-interest income of approximately $342,000 and 1,096,000 during the 3rd Quarter 1998 and Nine Months 1998, respectively. The principal component of the Bank's non-interest income was foreign exchange trading and commissions of approximately $196,000 and $558,000, which represented approximately 57% and 51% of the Bank's non-interest income during the 3rd Quarter 1998 and Nine Months 1998, respectively. Another component of the Bank's non-interest income consisted of financial service fees of approximately $120,000 and $479,000 or approximately 35% and 44% of the Bank's non-interest income during the 3rd Quarter 1998 and Nine Months 1998, respectively.

     Expenses. Offsetting the Bank's interest income during the 3rd Quarter 1998 and Nine Months 1998 was interest expense of approximately $271,000 and $652,000, respectively, comprised principally of approximately $202,000 and $499,000 of interest paid on time deposits or approximately 31% and 25%, respectively, of total interest income for the foregoing periods. Also offsetting the Bank's interest income were interest expenses due to other banks on their time deposits with the Bank of approximately $64,000 and $148,000, or approximately 10% and 8% of the Bank's interest income during the 3rd Quarter 1998 and Nine Months 1998, respectively. Offsetting the Bank's non-interest income during the 3rd Quarter 1998 were non-interest expenses of approximately $375,000, comprised principally of salaries and related costs of approximately $193,000, with all other non-interest expenses during this period totaling approximately $182,000. During Nine Months 1998 non-interest expenses of approximately $1,236,000, consisted principally of salaries and related costs of approximately $601,000, equipment and depreciation of approximately $132,000 and communication and transportation expenses of approximately $133,000.

     Net Income. The Bank's net interest income for the 3rd Quarter 1998 was approximately $319,000. However, total non-interest expenses during this period of approximately $375,000 exceeded total non-interest income of approximately $342,000 by approximately $33,000, thereby reducing the Bank's income before taxes to approximately $286,000 during the 3rd Quarter 1998. Income taxes of approximately $28,000 on the Bank's income reduced the Bank's net income to approximately $258,000 during the 3rd Quarter 1998. During Nine Months 1998, the Bank's net interest income was approximately $1,204,000 with non-interest income of approximately $1,096,000. Both were offset by non-interest expenses of $1,236,000 thereby reducing income before taxes to approximately $1,064,000 with income taxes of approximately $136,000 resulting in net income of approximately $928,000 from the Bank's business for the Nine Months 1998. Net income for the Bank was approximately 26% and 30% of the Bank's aggregate total non-interest income and interest income for the 3rd Quarter 1998 and Nine Months 1998, respectively.

The Insurance Company

     Although the Insurance Company began operations in 1995 it has not yet matured and is still in its growth stage. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves. During the 3rd Quarter 1998 and Nine Months 1998, the Insurance Company had total revenues of approximately $43,000 and $180,000 respectively. Although the Insurance Company earned approximately $18,000 and $160,000 in gross premiums during the 3rd Quarter 1998 and Nine Months 1998, respectively, earned premiums which were ceded to reinsurers totaled approximately $10,000 of such net revenues and $77,000 in expenses during the foregoing periods resulting in approximately $28,000 and $83,000, respectively, in net premiums earned. During the 3rd Quarter 1998 and Nine Months 1998, the Insurance Company also received net interest income of approximately $22,000 and $58,000 and commissions earned from reinsurance of approximately $7,000 and $33,000, respectively. The Insurance Company's total expenses of approximately $37,000 and $156,000, and capital losses of approximately $6,000 for each of the 3rd Quarter 1998 and Nine Months 1998, resulted in net income of approximately $0.0 and $18,000 during these periods.

Other Business

     The Company's other businesses consisted of the Hotel and Intercomsoft.

Hotel

     During the 3rd Quarter 1998 and Nine Months 1998, the Hotel derived revenues of approximately $543,000 and $1,946,000, respectively, from room rentals of guest accommodations, leasing of office space, and restaurant operations. The Hotel's approximate $326,000 in revenue costs during the 3rd Quarter 1998 represented approximately 60% of the Hotel's revenues, leaving a gross profit of approximately $217,000 for that period. The Hotel's approximate $1,092,000 in revenue costs for the Nine Months 1998 represented approximately 56% of the Hotel's revenues, leaving a gross profit of approximately $854,000 for that period.

     Selling, administrative and general expenses for the Hotel's 3rd Quarter 1998 were approximately $76,000 or 14% of the Hotel's revenues for that period. Principal deductions from revenues before net income for that period were (a) the above noted revenue costs, (b) the above selling, administrative and general expenses; and (c) income taxes of approximately $37,000 or 7% of revenues. Selling, administrative and general expenses for the Hotel's Nine Months 1998 were approximately $354,000 or 18% of the Hotel's revenues for that period.

     Principal deductions from revenues for that period before net income were substantially similar in kind to the Hotel's 3rd Quarter 1998 deductions.

     The Hotel's net income during the 3rd Quarter 1998 and Nine Months 1998 was approximately $98,000 and $375,000, or approximately 18% and 19% of its revenues, respectively.

Intercomsoft

     Intercomsoft derives its revenues from being the exclusive supplier of the technology required to produce secure essential government documents (e.g. passports, driver's licenses, etc.) to the Government of the Republic of Moldova. During the 3rd Quarter 1998 and Nine Months 1998, Intercomsoft had revenues of approximately $1,293,000 and $3,630,000, respectively. During the foregoing periods, Intercomsoft's cost of revenues were approximately $484,000 and $1,473,000 or approximately 37% and 41%, respectively. This resulted in gross profits for Intercomsoft of approximately $809,000 and $2,157,000 for the 3rd Quarter 1998 and Nine Months 1998, respectively. Selling, administrative and general expenses for Intercomsoft's 3rd Quarter 1998 and Nine Months 1998 were approximately $20,000 and $108,000 or approximately 2% and 3%, respectively, of its revenues. Intercomsoft's net income of approximately $793,000 for the 3rd Quarter 1998, represented approximately 61% of Intercomsoft's revenues for that three month period. During the Nine Months 1998, Intercomsoft's net income of approximately $2,053,000 represented approximately 57% of its revenues.

The Company

     During the 3rd Quarter 1998 and Nine Months 1998, the Company had total income before outside shareholder's interest in net income of approximately $1,117,000 and $3,295,000, respectively; from which were deducted the sums of approximately $29,000 and $135,000, respectively, which were deducted for the outside shareholder's interest in net income representing the Government of Moldova's interest in the Hotel. Accordingly, the Company's resulting net income was approximately $1,088,000 and $3,160,000, for the 3rd Quarter 1998 and Nine Months 1998, respectively. The Company's net earnings per share were approximately $0.091 and $0.263 per share for the 3rd Quarter 1998 and Nine Months 1998, respectively.

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

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.  Description of Document
----------   -----------------------

      2 Agreement and Plan of Reorganization, effective January 6, 1998, by and among the Company, Edward F. Cowle, H. DeWorth Williams,
             Gold Hill Mines, Inc., Magnum Associates Ltd. and Starbeam Ltd. (1)

      2A     Registrant's Certificate of Incorporation(2)

      3      By-Laws(2)

      4      Specimen of Certificate of Common Stock(2)

      27     Financial Data Schedule


Financial Data Schedule

(b)  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 1998.


------------

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




                                    TRIMOL GROUP, INC.



Dated: November 13, 1998      By:   /s/Ted Shapiro
                                    --------------
                                    Ted Shapiro, Chief Executive Officer
                                    and President



Dated: November 13, 1998      By:   /s/Shmuel Gurfinkel
                                    -------------------
                                    Shmuel Gurfinkel, Chief Financial Officer