Form 10KSB
period 1998-12-31
TRIMOL GROUP INC
filed 1999-04-14
CIK 1011733

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

      For the Fiscal Year Ended December 31, 1998

/_/ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                         Commission File Number 0-28144

                               TRIMOL GROUP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                               13-3859706
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           1285 Avenue of the Americas, 35th Floor, New York, NY 10019
           -----------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)

Issuer's telephone no.: (212) 554-4394

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No /___/

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

State the issuer's revenues for its most recent fiscal year. $11,412,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days. $25,599,000 (based upon the average of the closing bid ($10.00) and closing asked ($11.00) prices on February 26, 1999).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                     Outstanding as of February 26, 1999:
      Common Stock, par value              12,023,000 shares of Common Stock
            $.01 per share

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

       Transitional Small Business Disclosure Format. Yes /___/ No / X /

                               TRIMOL GROUP, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.      Description of Business ......................................   5
Item 2.      Description of Property ......................................  23
Item 3.      Legal Proceedings ............................................  23

Item 4.      Submission of Matters to a Vote of Security Holders ..........  23

                                     PART II

Item 5.      Market for Common Equity and Related .........................   24
             Stockholder Matters

Item 6.      Management's Discussion and Analysis or ......................   25
             Plan of Operation

Item 7.      Financial Statements .........................................   32

Item 8.      Changes in and Disagreements with Accountants ................   32
             on Accounting and Financial Disclosure

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and .................   34
             Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.     Executive Compensation .......................................   36

Item 11.     Security Ownership of Certain Beneficial .....................   37
             Owners and Management

Item 12.     Certain Relationships and Related Transactions ...............   38

Item 13.     Exhibits, List and Reports on Form 8-K .......................   39

FINANCIAL STATEMENTS ......................................................  F-1

SIGNATURES ................................................................   40

                                EXPLANATORY NOTES

I. REFERENCES HEREIN TO $ OR U.S. $ ARE TO UNITED STATES DOLLARS. REFERENCES HEREIN TO MDL ARE TO THE MOLDOVAN LEU.

II. THE OFFICIAL CURRENCY IN MOLDOVA, WHERE THE REGISTRANT'S OPERATIONS ARE SITUATED, IS THE MOLDOVAN LEU.

                                     PART I

Item 1. Description of Business

General

      Trimol Group, Inc. (the "Company" or "Registrant"), was organized on May 6, 1953 under the laws of the State of Delaware. Although since its incorporation the Company has engaged in several different businesses and has effected several name changes, for at least three years prior to January 6, 1998, the Company did not engage in any material operations.

The Reorganization

      Pursuant to an Agreement and Plan of Reorganization effective on January 6, 1998, (the "Reorganization Agreement"), by and among the Company, Edward F. Cowle, H. DeWorth Williams, then officers, directors and principal stockholders of the Company, and Gold Hill Mines, Inc., an Idaho corporation, then a principal stockholder of the Company (that was majority owned by Mr. Cowle), and Magnum Associates Ltd. ("Magnum"), a corporation organized under the laws of Ireland, and Starbeam, Ltd. ("Starbeam"), a corporation organized under the laws of Ireland (Magnum and Starbeam shall hereinafter sometimes be collectively referred to as the "Target Stockholders"), the Company acquired (the "Acquisition"), all of the issued and outstanding capital stock of the Targets (as defined below), from the Target Stockholders in exchange for an aggregate of 10,000,000 shares of common stock, par value $.01 per share (the "Common Stock") of the Company.

      Pursuant to the terms of the Reorganization Agreement, effective as of January 6, 1998, Ed Cowle, Joseph Mancini and Robyn Mancini resigned as officers and directors of the Company and certain of the beneficial owners of the 10,000,000 shares of Common Stock issued in the Acquisition set forth elsewhere herein became officers and directors of the Company.

      Prior to the Acquisition, the Target Stockholders owned all of the issued and outstanding capital stock of the following four holding corporations:
Maximilia, Ltd., a corporation organized under the laws of Ireland ("Maximilia"); Sturge Ltd., a corporation organized under the laws of Ireland ("Sturge"); Jolly LLC, a limited liability corporation organized under the laws of Wyoming ("Jolly LLC"); and Paul Garnier Ltd., a corporation organized under the laws of Ireland ("Garnier"). Garnier, together with Maximilia,

Sturge and Jolly LLC shall sometimes hereinafter be referred to collectively, as the "Targets."

      Jolly LLC owns sixty-five (65%) percent of the issued and outstanding capital stock of Jolly Alon Limited, a Moldovan corporation ("Jolly Alon" or the "Hotel"), that operates and manages the Jolly Alon Hotel in Chisinau, Moldova and rents stores and offices located on the hotel property, with the remaining thirty-five (35%) percent of the issued and outstanding capital stock of Jolly Alon being owned by the Government of the Republic of Moldova; Sturge and Maximilia each own fifty (50%) percent (one hundred (100%) percent in the aggregate) of the issued and outstanding capital stock of Banca Commerciala pe Actiuni "Export-Import," a Moldovan corporation ("Bank"), which owns a commercial bank in Moldova; and Maximilia owns fifty-five (55%) percent and Garnier owns fifteen (15%) percent (seventy (70%) percent in the aggregate) of the issued and outstanding capital stock of Exim Asint S.A., a Moldovan corporation which owns a property and casualty insurance business in Moldova ("Insurance Company"), with the remaining thirty (30%) percent being owned by the Bank.

      On May 6, 1998, pursuant to a stock purchase agreement dated May 3, 1998, the Company acquired all of the issued and outstanding shares of the capital stock of Intercomsoft Ltd. in exchange for 1,000,000 shares of the Company's Common Stock.

      The Hotel, the Bank, the Insurance Company and Intercomsoft shall sometimes hereinafter be collectively referred to as the "Asset Entities."

      As a result of the Acquisition of the Targets by the Company, the Targets became wholly-owned subsidiaries of the Company, which, in turn, and as described above, own capital stock of the Asset Entities which now constitute the Company's business operations.

The Business Operations of the Asset Entities

      The following discusses the business operations of the Bank, the Hotel, the Insurance Company and Intercomsoft, in that order.

Banca Commerciala pe Actiuni "Export-Import"

      Background. The Bank, which before June 1996 was named "Banca de Export-Import a Moldovei S.R.L.," was established in April 1994 and, in accordance with a resolution of the Republic of Moldova ("Moldova"), was to be owned sixty-five (65%) percent by foreign investors and thirty-five (35%) percent by the Government of Moldova. The Bank has its main branch located in Chisinau, with two branches located in Ungeni and Komrat and four exchange offices in Chisinau.

      The Bank received its General Banking License from the National Bank of Moldova in April 1994 and began activity as a new commercial bank in June 1994.

      The Bank was previously a Moldovan extension of the Vnesh-Econom Bank of the Soviet Union (now a Russian bank), which then became an international division of the National Bank of Moldova.

      In September 1996, the Government of Moldova's ownership interest was repurchased by the Bank for approximately U.S. $700,000. As a result of the Reorganization Agreement, it is a second-tier wholly-owned subsidiary of the Company.

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

      Services Provided by the Bank. The Bank accepts funds from depositors on a demand or time deposit basis. Interest is paid on both demand and time deposits. Additionally, those persons and entities who deposit funds on demand are charged a fee for withdrawing their funds. Additional services provided include, but are not limited to, the following:

      (a)   picking up and delivering of cash;

      (b) providing short term interest bearing loans that in most instances are collateralized with assets in excess of the amount of the loan;

      (c) arranging foreign currency transactions including documentary letters of credit and collection;

      (d) transfers of client funds within Moldova and internationally through wire (or cross) transfers of funds and/or Western Union payments;

      (e)   issuing and cashing traveler's checks;

      (f)   rental of safety deposit boxes;

      (g) acceptance of utility (telephone, electric) or rental (on government owned properties) payments from customers and non-customers; and

      (h) bidding on Moldovan government securities at auctions and purchasing same. The Bank also participates in such auctions on its own behalf as principal. See "-- Investments."

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

      The above transactions can be engaged in with either persons or legal entities.

      Funds on Deposit. During the last four fiscal years funds deposited by the Bank's customers had, as a percentage of deposits, the following sources.

================================================================================
                                         1995       1996        1997      1998
                                         ----       ----        ----      ----
--------------------------------------------------------------------------------
Interest Bearing Accounts                 42%        32%         27%       50%
--------------------------------------------------------------------------------
Demand Accounts(1)
                                          58%        67%         72%       50%
--------------------------------------------------------------------------------
Interbank Credits                          *          1%          1%        *
================================================================================
*     Less than 1%.

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

      The Government of Moldova issued a standby guarantee signed by the Minister of Finance of Moldova which states that it will repay the indebtedness to Dresdner Bank if the other parties do not fulfill their obligations. This agreement expires in 2001. The maximum line of credit authorized is U.S $50,000,000, while the largest amount outstanding to date has been U.S. $8,000,000.

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

----------
      (1) Interest is now paid on Demand Accounts.

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

      During the Bank's fiscal year ended December 31, 1998, the Bank issued an aggregate of approximately $22,740,000 in loans. The Bank's largest borrowers identified by business categories and their approximate borrowings are as follows:

            Carpet Factory, major stockholder         $525,000
            Food Distributors                         $470,000
            Supermarket                               $230,000
            Gasoline Station                        $1,498,000
            Oil Products Broker                     $1,000,000

      Competition. The Bank considers its potential competitors to fall into several categories. The first are government owned banks. The second group consists of newer banks that have yet to establish themselves. The Company believes that the Bank's principal competitors are three to four other banks, only one of which has a liquid asset-to-total asset ratio which is approximately the same as the Bank (approximately 50%) while the other principal competitors have such ratios ranging from approximately 30% to 40%. The Company believes that it competes on the basis of overall customer service, interest rates and other terms and conditions of loans, the professionalism of its staff, service offerings (especially in the areas of cash transport and foreign exchange), community reputation and the fact of its foreign ownership, which the Bank believes enhances its attractiveness to depositors and other customers.

      Government Regulation. The license granted to the Bank by the National Bank of Moldova authorizes the Bank to do the following, among other things:

      (1) accept deposits (demand and time) which may or may not bear interest;

      (2) grant credits (consumer or factoring) and financing of commercial transactions;

      (3)   loan funds for its or its clients' accounts;

      (4)   provide cash services;

      (5) issue payment documents (travelers checks and bank promissory notes);

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

      Administration. Executive Directors (six persons).

      Non-policy management of the Bank is conducted by the following departments:

      Funds Management (six persons) - having responsibility over lending, depositor relations and investments.

      Analysis (two persons) - having responsibility over financial analysis, reporting, development and planning.

      International (nine persons) - having responsibility over international transfers, export-import controls, dealing with foreign correspondent banks, foreign currency dealings including conversions and rendering foreign currency exchange services to clients.

      Cash (five persons) - processing of cash and coin in local and foreign currencies.

      Exchange (eight persons) - provides cash currency exchange services in five exchange offices in Chisinau.

      Computer Operations (seven persons) - development of software, maintenance, selecting software and hardware supplies and overseeing installation.

      Accounting (ten persons) - Accounting and customer service.

      Internal Auditing (one person) - internal auditing, monitoring accounting and operations.

      Security (eighteen persons) - internal security and cash transportation.

      Legal (two persons) - legal representation.

      Maintenance (twelve persons) - provides maintenance, support and miscellaneous auxiliary services.

      Marketing (three persons) - marketing research and advertising.

      Two Remote Branches (thirty persons) - general banking activities.

      The Bank's operations are augmented by a computer system with terminals available to all necessary persons with security access, as appropriate, installed. Bank personnel developed the Bank's computer system which covers virtually all aspects of the Bank's operations (cash deposits, payments, crediting, account controls, currency exchange transactions, traveler's check transactions, past due obligations of Bank customers, client indexes, internal reporting, interfacing with the National Bank of Moldova, account maintenance, analysis of Bank activity and record-keeping of assets, salary, materials, etc.).

      The Bank's computer is connected to various outside services, including the Internet for information gathering, swift for international settlements and Reuters for foreign exchange rates and other similar services.

      Personnel. At December 31, 1998, the Bank employed approximately 119 persons, consisting of 89 in its main office, and 30 in its two remote branches. All employees have one year employment agreements which are renewable for one year terms by mutual agreement or subject to compliance with the Bank's annual employee testing requirements. Notwithstanding such employment agreements, discharge is permitted for incompetence and other similar situations. As all employers in Moldova, the Bank is required to contribute an amount equal to 30% of an employee's salary to a government mandated pension system.

Jolly Alon Limited

      In October of 1991, the Government of Moldova established Seabeco Moldova, SA ("SEMSA") to be 65% owned by a private investor with the remaining 35% to be owned by the Government of Moldova. At that time, the Government of Moldova transferred the hotel in Chisinau that it owned to SEMSA. The hotel was known as the Seabeco Moldova Hotel. Thereafter, the Hotel and SEMSA changed their names to Jolly Alon Limited and Jolly Alon Hotel, respectively.

      Originally opened approximately 30 years ago, the Hotel is primarily used by visiting foreign diplomats, other foreign embassy employees, dignitaries and businessmen. The private investor began a program of reconstruction and refurbishment with its own funds which program currently continues, including the construction of a "wing" currently occupied by the German Embassy and the addition of a sixth floor to the then five story hotel. Other improvements include the installation of fuel storage tanks and the construction of the Hotel's HVAC facilities. The Hotel is situated on government-owned land, which has been rented to the Hotel for a fifty year term and which is located at M. Chibortero Street, Chisinau, Moldova.

      Chisinau is the capital of Moldova, located approximately 800 miles from Moscow, 350 miles from Budapest, 350 miles from Bucharest and 300 miles from Kiev. The Hotel is located approximately twenty minutes from Chisinau's airport which is serviced by flights from such cities as Athens, Amsterdam, Berlin, Bucharest, Istanbul, Kiev, Paris, Minsk, Odessa, Prague, Sofia, Warsaw, Budapest, Frankfurt, Moscow, Tel Aviv and Vienna by Air Moldova, Transaero, Air Moldova International, Moldavian Airlines and Tarom.

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

      The Company considers the Hotel to be the only "first class" hotel in Chisinau carrying Moldova's designation as a four star hotel with accommodations for up to 120 guests in 80 hotel rooms. Hotel rooms range from single occupancy rooms to suites as follows: single (forty rooms), double (twenty-nine rooms), luxe (three rooms), deluxe (six rooms) and suites (three). Hotel rooms range in price from $95.00 for a single room to $295.00 for a suite with discounts offered for extended residence. Reduced rates are offered during the fall and winter "off-season". All rooms have bath and shower facilities, are air-conditioned, have satellite delivered color TV and direct dial telephones for local and international calls.

      Additional services owned and operated by the Hotel are a full service restaurant opened for guest buffet breakfast (complimentary) and lunch and dinner with a full range of food and beverage offerings, bars, saunas, an indoor swimming pool, beauty salon, barbershop, room service and a small (sixty person) casino, all serviced by a multi-lingual staff. The Hotel leases retail office space to a clothing boutique, fragrance, jewelry and publications concession and a seller of local artifacts. A small foreign currency exchange office is provided by the Bank.

      In addition to revenues from room rentals to business/diplomatic travelers, the Hotel also provides business services, meeting/conference rooms, notarial service, interpretation to and from major European languages, limousine services and tourist services.

      Clientele. Hotel guests are primarily business men, both foreign and from the republics which had comprised the USSR, diplomats and other embassy personnel. The area in which the Hotel is located does not have any significant tourism and such travelers comprise only a small number of the Hotel's guests. An unscientific and informal guest survey encompassing the last three years indicates Hotel usage from personnel from the embassies of over twenty countries (including the United States, Great Britain, Israel and Pakistan), multi-national corporations and international agencies. Regular guests of the Hotel include personnel from international financial agencies and institutions.

      Average unaudited monthly occupancy rates for the years ended December 31, 1997 and 1998 approximated 38% and 48%, respectively.

      Competition. In its locale, the Hotel's competition consists of two other hotels only one of which the Company considers to be of a similar class but lacking the range of services that the Hotel offers. The other hotel is state owned. The Company believes that it competes with the other hotels in its locale on the basis of its physical appearance, the range and quality of services and other amenities offered.

      Insurance. Through the Insurance Company, the Hotel maintains insurance to cover comprehensive casualty losses from occurrences such as flood, fire and other natural disasters generally in the amount of U.S. $6,800,000 (with the Hotel being a 20% coinsurer for earthquakes) and U.S. $200,000 of general accident liability insurance.

      Sales and Marketing. The Hotel's sales and marketing activities to date have included joining an Internet system advertising its services, advertising in local newspapers and on local radio, the distribution of brochures to airlines servicing Moldova, diplomatic embassies and other foreign missions; and providing discounts to tour operators and their clients.

      Administration and Personnel. The non-policy day-to-day operations of the Hotel are managed by an in-house management staff of nine persons. Overall operations are overseen by a General Director whose responsibilities include day-to-day budgeting and finance, oversight of employee hiring and assignments and the maintenance of good relations with vendors and Hotel clientele.

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

      The Hotel's remaining staff may be categorized as Hotel service staff including a staff manager, porters, maids and laundress (42 persons), security (12 persons), technicians, such as engineers, carpenters, drivers and mechanics (20 persons), food service staff such as restaurant and bar persons, cooks and a confectioner (60 persons), casino staff (12 persons) and miscellaneous staff (5 persons).

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

      The Insurance Company has received government licenses to issue, and offers, the following types of insurance coverage: comprehensive liability property; travelers' medical insurance; third-party automobile; government mandated third-party automobile liability; cargo; and personal accident.

      Comprehensive Liability Property Insurance. The Insurance Company offers comprehensive liability/multi-peril liability insurance providing coverage of 100% of the actual cost of property losses resulting from fire, robbery, larceny, or certain other natural disasters. Damage from earthquakes is covered at 80% of the actual cost.

      Travelers' Medical Insurance. The Insurance Company offers three travelers' medical insurance plans for Moldovan permanent residents traveling abroad. The plans are distinguished by the United States dollar amount of coverage afforded by each plan, which is $15,000, $30,000 or $50,000, respectively. It is customary for certain countries to disallow entry to visitors who do not possess medical insurance covering accidents or illnesses suffered while traveling, as opposed to pre-existing conditions and illnesses.

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

      Personal Accident Insurance. Personal accident insurance is offered and can cover an insured for up to a specified amount, for death or disability.

      Cargo Insurance. The Insurance Company offers insurance which covers damage sustained to commercial goods while in transit.

      The number of insurance policies issued by the Insurance Company, by industry segment in the last three calendar years, are as follows:

                                          1996         1997         1998
                                          ----         ----         ----

      Comprehensive                         36          242          179
      Travelers' Medical                   581        2,757        2,216
      Third-Party Automobile                 9        1,035        1,076
      Personal Accident                     --           19            2
      Other (Cargo, etc.)                   14           14           27
                                          ----        -----        -----

      TOTAL:                               640        4,067       3,500

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

      Under a reinsurance agreement, the primary insurer ordinarily assumes the first portion of a claim ("FIRST TIER") and then it and the reinsurer share the risk of coverage thereafter with the reinsurer assuming more of the claims, and risk, for coverage above the FIRST TIER, while sharing, proportionately, the amount of the premium for the coverage in excess of the FIRST TIER. However, the primary insurer is allowed to take a "commission" (or retain an amount of the premium not proportionate to the risks retained by the primary insurer or assumed by the reinsurer). Although the Insurance Company cedes insurance to the reinsurer pursuant to such agreements, it is not relieved from its obligations to policyholders. The failure of reinsurers to honor their obligations could result in significant losses to the Insurance Company.

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

      The Insurance Company has entered into a Fire First Surplus Reinsurance Agreement with Munchener (the "Munchener Fire Agreement"), pursuant to which Munchener acts as a reinsurer with regards to private and commercial policyholders in Moldova, or for policyholders for which the Insurance Company insures as primary insurer. Pursuant to the Munchener Fire Agreement, certain risks are divided into classifications such that natural disasters and "malicious damage" to buildings and their contents, are insured for up to $95,000 damage, and other lines of coverage are offered for an aggregate of up to $350,000 of coverage. The second classification is limited to burglary, hail, and glass breakage with regards to buildings and their contents only, with any one casualty insured up to $20,000 and up to an aggregate of $240,000.

      The Insurance Company is heavily dependent upon Munchener for reinsurance. Reinsurance is a product used by primary insurers to alleviate risks undertaken when underwriting insurance policies, and borne when substantial claims and losses result from multiple policyholders, or from very large claims and losses of holders in the event of major catastrophes (such as natural disasters). Munchener is the Insurance Company's primary reinsurer. The Company believes that the loss of Munchener as a reinsurer, or the reduced capacity or inclination of Munchener to act as a reinsurer for policies underwritten by the Insurance Company, would not materially adversely affect the ability of the Insurance Company to absorb a significant number of large claims and losses, or any one significant claim and loss, suffered as a result of underwriting policies, as other international reinsurers are available to the Insurance Company at rates competitive with Munchener.

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

      Investments. The Insurance Company receives additional revenues from the investment of premium fund reserves which are controlled by the Moldova Ministry of Finance. The Insurance Company's reserves, as of December 31, 1998, were allocated as follows (all amounts in MDL):

                      2,369   in cash
                     95,206   working capital; and
                    214,984   bank deposits.

      Sales and Marketing. The Insurance Company is heavily dependent on personal contacts and visits to potential clients, as well as attendance at trade conferences, newspaper and yellow page advertisements and the efforts of commission agents who are not employees of the Insurance Company or other subsidiaries/affiliates of the Company for the marketing of its insurance products. The Insurance Company employs both full-time and part-time sales agents who work strictly on a commission basis.

      The Insurance Company sells insurance policies from its main office in Chisinau and a small marketing extension office located at the Bureau of Registration (automobile) in Chisinau. The Insurance Company also has a sales representative in the German Embassy located in a wing of the Hotel, who sells premium medical insurance to persons applying for visas to travel to countries within the European Union ("EU").

Customers

      In 1996 the Insurance Company issued a total of 640 policies, in 1997 -- 4067 policies and in 1998 -- 3,500 policies. In 1997- 98, the Bank, Universal Bank and the Hotel accounted for approximately 13.3%, 11% and 10.6% of the Insurance Company's premiums, respectively. The Insurance Company also receives client referrals from the Bank of persons/entities seeking insurance upon collateral used to obtain Bank loans and provides insurance to the Hotel.

Competition

      According to the Insurance Company management, there are 37 other insurance companies currently operating in Moldova. Five other companies issue policies together with automobile registration. Approximately one-half of such companies are Government-owned. The Insurance Company faces fierce competition.

      Competition is primarily based on the rating of premiums, as well as name recognition and quality of customer service. The Insurance Company's management believes that other insurance companies in Moldova are applying premium rates higher than those for comparable policies for western Europe policyholders. Management believes that the prevalence of local insurance companies which are not reinsured gives the Insurance Company a competitive edge as such competitors are and have disregarded their assumed effective risk and endangered their capital in the process. Management believes that its underwriting policies are more prudent than its competitors and its pricing system is based on consideration of the attendant risks and collaboration with reinsurers. The Insurance Company endeavors to compete with such companies on the basis of offering superior service and prompt payment of claims.

Currencies

      Business is conducted in MDL. However, reinsurance business is conducted in United States dollars (US$) or Deutsche Marks. In 1993, Moldova had encountered hyperinflation. During the 1996, 1997 and 1998 calendar years, the rates of inflation in Moldova were approximately 15.1%, 15% and 18.5%, respectively.

Intercomsoft

      Intercomsoft is a technology-intensive company engaged in the development and production of computerized, electronic, photo identification (hereinafter described) systems utilized in the production of a variety of essential identification ("ID") documents.

      Intercomsoft has leased such systems in the Republic of Moldova which utilizes such systems and related technology for national document production, including passports, national identification documents, drivers' licenses and other essential identification products which are processed by Moldovan government employees. Other applications of the technology utilized by Intercomsoft include police and military use, access control, high security identification, government identification, and company identification products, among many others.

      An important aspect of the computerized document production systems leased by Intercomsoft is that it can be readily connected to any existing computer mainframe or central database (such as a national population registry) to capture millions of records and images of data. These records (and images) are stored and printed at high level speed to accommodate the needs and demands of the customer.

      The computerized document production systems marketed by Intercomsoft consist principally of a technology of laser printing on plastic which can print up to 450 high quality cards an hour, utilizing a secured proprietary process. At the heart of all of such systems is "ID-SOFT," an ID application generator software which allows these systems to integrate into any given project, such features as fingerprints, palm geometry and signatures, to name just a few.

      These systems operate on a variety of specially designed consumable materials which include security features to safeguard the end-product. These safety features, coupled with a related secured printing process, help make the end-product a more secure document.

      Governments control and mass produce various types of national identification documents and cards such as passports, drivers' licenses, and national or regional identification cards. Such documents and cards generally provide their owners with the ability to exercise special rights, obtain benefits, or effect transactions. The use of fraudulent identification cards creates national security risks by enabling unauthorized access to sensitive information or secure public facilities. In addition, holders of fraudulent documents or cards can improperly obtain certain benefits and rights such as welfare, or other governmental benefits and access to bank accounts. The costs associated with such fraud, as well as the cost generated by related law enforcement actions are significant. In an effort to combat forgery and fraud, photographic identification cards encapsulated within laminated pouches were developed. However, photographic identification cards can be replicated using widely available advanced color copiers and printers, and laminated pouches have proven easy to delaminate. Consequently, governments are seeking solutions that will heighten security, reduce costs associated with forged or fraudulent identification documents or cards and enable cost-effective production of secure and durable documents and cards. Moreover, due to the increasing sophistication of the technology available for the production of identification documents containing advanced security features, there has been an increase in the cost of producing identification documents.

      The Company believes that Intercomsoft represents the "state-of-the-art" in secure document production in the Republic of Moldova. Because of the state-of-the-art technology it offers, Intercomsoft has secured a license from the Moldovan Government for official national document production in the Republic of Moldova as described below.

Supply Agreement with the Republic of Moldova

      In April 1996, Intercomsoft was awarded a ten year contract by the Ministry of Economics, Republic of Moldova (the "Supply Agreement"), to provide a National Register of Population and National Passport System. Accordingly, Intercomsoft supplies all of the equipment, technology, software and materials necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other national documents in the Republic of Moldova.

      Intercomsoft markets state-of-the-art essential document production technology in a manner which has enabled it to position itself as a leading international marketer of technology and equipment for the production of secure government documents.

Current Products

      Intercomsoft currently produces and supplies a number of Moldovan essential documents including:

            (a)   Travel Documents
            (b)   Passport Documents
            (c)   Picture Identification Cards
            (d)   Drivers' Licenses
            (e)   Car Licenses
            (f)   Tax and other Government Authorized Cards
            (g)   Other Documents

      Intercomsoft produces and supplies such documents in Moldova pursuant to the Supply Agreement that addresses each of the above noted products.

Competition

      By virtue of Intercomsoft's Supply Agreement to produce various Government mandated essential documents, Intercomsoft supplies all of such documents to the Government of Moldova and, accordingly, Intercomsoft has no competition for its products in Moldova.

Item 2. Properties

      The Bank's main branch is located at bd. Stefan cel/Mare, 6, MD-2001, Chisinau, Moldova occupying approximately 1300 square meters of space in a Bank owned building. The Bank's two branches are leased from non-affiliated third parties and located in the Moldovan cities of Ungeni (approximately 110 square meters) and Komrat (approximately 214 square meters) at an aggregate annual rental cost of $9,000 for such two branches. The Bank's office premises are insured against fire, burglary, earthquake and water (flood) risks by a policy issued by the Insurance Company.

      Until September of 1997, private land ownership was not permitted in Moldova. The Company utilizes the land on which the Hotel is located pursuant to a fifty-year lease from the Government of Moldova. Based upon the Company's interpretation of current Moldovan law, the Company believes that the owner of a building has the primary right to purchase the land on which it is situated once the building is wholly privately owned. The Company has not yet submitted a request for the acquisition of the land on which the Bank's main branch is located.

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

Item 3. Legal Proceedings

      Neither the Company nor any of its subsidiaries were, to its knowledge, a party to or otherwise involved in any material legal proceedings as of December 31, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's security holders during the Company's last fiscal quarter ended December 31, 1998.

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

      Beginning with the Company's reorganization on January 6, 1998, the Company's Common Stock began trading, opening at $.01 on January 6, 1998 and closing at $10.50 on December 31, 1998 with a high during the year of $15.00.

      The ability of an individual stockholder to trade his/her shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

      As of February 26, 1999, there were 251 holders of record of the Company's Common Stock.

      As of February 26, 1999, the Company has issued and outstanding 12,023,000 shares of Common Stock. Of this total, 1,000,000 shares may be deemed to have been issued in transactions more than two years ago and may be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Act, without the volume limitations of said rule unless held by an affiliate or controlling shareholder of the Company. Of the 12,023,000 shares, the Company has identified 9,585,000 shares as being held by affiliates of the Company. The remaining 2,438,000 shares may be deemed to be free from restrictions and, if so, may be sold and/or transferred without further registration under the Act.

      The 9,585,000 shares presently held by affiliates or controlling shareholders of the Company may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owed restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale or
(ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

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

General

      The Company, through its wholly-owned subsidiaries, owns 65% of the issued and outstanding shares of capital stock of the Hotel with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of Moldova; 100% of the issued and outstanding shares of capital stock of the Bank; 100% of the issued and outstanding shares of capital stock of the Insurance Company; and 100% of the issued and outstanding shares of capital stock of Intercomsoft which is the exclusive supplier to the Government of the Republic of Moldova of the technology and equipment required to manufacture secured essential government documents (e.g. passports, drivers' licenses, etc.). The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998. The Company's interest in Intercomsoft was acquired on May 6, 1998. As the Bank, the Hotel, the Insurance Company and Intercomsoft were entities under common control during their fiscal years ended December 31, 1997 and 1998, their individual operations for those two years are compared below.

      The acquisition of Intercomsoft has been accounted for in a manner similar to a pooling of interest since the Company and Intercomsoft are enterprises under common control. The Company's financial statements have been restated to include the results of operation, financial position and cash flows of Intercomsoft for all periods presented as though it had always been a part of the Company.

      The Official currency of the Republic of Moldova is the Moldovan Leu.

The Bank

      Revenues. The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

      During the year ended December 31, 1998 ("1998"), the Bank had interest income of approximately $2,546,000, an increase of approximately $118,000 or approximately 5% from the year ended December 31, 1997 ("1997") interest income level of approximately $2,428,000. The largest component of the Bank's interest income was interest earned on loans which was approximately $1,976,000 and $1,453,000, or approximately 77% and 60% of the Bank's total interest income during 1998 and 1997, respectively. The increase both in dollars and as a percentage of interest income of interest earned on loans was the result of the Bank more aggressively marketing its lending services and the Bank's retention of prior year's earnings to increase funds available for lending by the Bank. The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 1998, the Bank earned approximately $386,000 in interest on securities, approximately 15% of the Bank's total interest income in 1998, and approximately $181,000 or approximately 7% of its interest income from interest earned on deposits with correspondent banks. During 1997, the Bank earned approximately $657,000 in interest on securities, approximately 27% of the Bank's total interest income in 1997 and approximately $319,000 or 13% of its interest income from interest earned on deposits with correspondent banks. The reason for the foregoing declines in interest earned on securities and on deposits with correspondent banks was the Bank's greater focus on commercial loans which have a greater return than securities and deposits with correspondent banks and management allocating less funds to securities investments and deposits with local banks.

      In addition to interest income, the Bank also had non-interest income of approximately $1,578,000 during 1998 in comparison to approximately $1,868,000 in 1997, a decline of approximately $290,000 or 16%. The principal component of the Bank's non-interest income was exchange trading and commissions of approximately $1,019,000 and $1,123,000 which represented approximately 65% and 60% of the Bank's non-interest income during 1998 and 1997, respectively. Another component of the Bank's non-interest income consisted of financial advisory service fees of approximately $515,000 and $745,000 or approximately 33% and 40% of the Bank's non-interest income during 1998 and 1997, respectively, representing a decline of approximately $230,000 or 31%. Both the decline in financial advisory service fees and exchange trading and commission non-interest income were related to the devaluation of the Moldovan Leu. Financial advisory service fees are paid in the Moldovan leu and represented less U.S. Dollars when converted. Although the Bank's allowance for possible loan losses increased in raw dollars from approximately $572,000 in 1997 to approximately $912,000 in 1998, when the allowance is measured as a percentage of the amount of outstanding loans (approximately $4,867,000 and $6,343,000 in 1997 and 1998, respectively,) the increase represented an approximate 2% increase.

      Expenses. Offsetting the Bank's interest income during 1998 was interest expense of approximately $903,000, approximately 35% of interest income, comprised principally of interest paid on deposits. During 1997, interest expense was approximately $767,000 or 32% of total interest income.

      Offsetting the Bank's non-interest income during 1997 and 1998 was non-interest expenses of approximately $1,849,000 and $1,539,000, respectively, comprised principally of salaries and related costs of approximately $673,000 and $724,000, respectively, communication and transportation expenses of approximately $299,000 and $153,000, respectively, approximately $279,000 and $100,000 of outside services and processing costs, respectively, and approximately $40,000 and $115,000 of marketing and development costs, respectively. From 1997 to 1998 budget cutting measures resulted in reductions in communications and transportation expenses and outside services and processing costs. Marketing and development costs increased from 1997 to 1998 to counter increased competition from new banks. Salaries increased from 1997 to 1998 as a result of increased Bank staffing levels.

      Net Income. For 1998, the Bank's net interest income, after allowance for possible loan losses of approximately $773,000, was approximately $1,773,000 with non-interest income and revenues combined of approximately $3,539,000. The Bank's 1998 income was offset by interest expenses of approximately $903,000 and non-interest expenses of $1,613,000 thereby reducing income before taxes to approximately $1,023,000, with income taxes of approximately $130,000 resulting in net income of approximately $893,000 from the Bank's business in 1998. Net income was approximately 21% of the Bank's aggregated total non-interest income and interest income for 1998. During 1997, the Bank's net interest income, after allowance for possible loan losses of approximately $674,000, was approximately $987,000 with non-interest income of approximately $1,962,000. The Bank's 1997 income was offset by interest expenses of approximately $767,000 and non-interest expenses of approximately $1,849,000, which reduced income before taxes to approximately $1,101,000, with income taxes reducing net income to approximately $892,000 in 1997. Net income was approximately 20% of the Bank's aggregated total non-interest income and interest income for 1997.

The Hotel

      During 1998, the Hotel's revenues of approximately $2,545,000 were principally derived from (a) rental of guest accommodations (approximately $1,689,000 or 66% of the Hotel's revenues); (b) restaurant operations (approximately $464,000 or 18% of the Hotel's revenues); and (c) leasing of stores and offices (approximately $325,000 or 13%). 1998 Hotel revenues declined by approximately $170,000 or approximately 6% from approximately $2,715,000 in 1997. The Hotel's 1997 revenues were principally derived from the same sources as in 1998 approximately as follows: (a) $1,610,000 or 61%; (b) $789,000 or 28%;
and (c) $263,000 or 9% from (a) guest accommodation rentals; (b) restaurant operations; and (c) the leasing of stores and offices, respectively.

      Total cost of revenues for the Hotel for 1997 and 1998 were approximately 75% of revenues.

      Although the Hotel experienced a decline in revenues of approximately $170,000 from 1997 to 1998 principally caused by a decline in revenues from restaurant operation flowing from increased restaurant competition and a reduced level of disposable income due to the devaluation of the Moldovan Leu. This decline was offset by new management's budget cutting measures resulting in the Hotel running more efficiently with labor and related expenses, operating equipment purchases and maintenance costs all declining. Also offsetting the decline in revenues was reduced costs of food and beverage, flowing from the reduced demand and cost cutting measures which reduced selling, general and administrative expenses.

      The end result of the foregoing was that in 1997 the Hotel sustained a loss of approximately $98,000 (or -3% of revenues) while in 1998 the Hotel derived net income of approximately $408,000 or 16% of its revenues, representing an improvement of $506,000 or a positive variance of 19% when net income is measured as a percentage of revenues. The foregoing dollar amounts are stated before giving effect to the minority (35%) interest of the

Republic of Moldova.

Intercomsoft

      Intercomsoft derives its revenue from being the exclusive supplier of the technology required to produce secure essential documents (e.g. passports, drivers' licenses, etc.), to the Government of the Republic of Moldova. During 1997 and 1998, Intercomsoft had revenues from operations of approximately $4,346,000 and $4,138,000, respectively. Management attributes this approximate 5% decrease in revenues to normal fluctuations in Moldovans seeking drivers' licenses and passports. However, Intercomsoft was able to reduce its cost of revenues which were approximately $2,008,000, or 46% of revenues in 1997, to approximately $1,663,000 or 40% of revenues in 1998. This decline in cost of revenues is the result of a decline in equipment expenditures. Intercomsoft also realized a small sum of income from financing activities in 1998 while receiving only a nominal sum from these activities in 1997. As a result, Intercomsoft was able to increase its profitability with net income in 1998 of approximately $2,361,000 from approximately $2,214,000 in 1997.

The Insurance Company

      Although the Insurance Company began operations in 1995 it is still in a development stage. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves. Although the Insurance Company earned approximately $266,000 and $209,000 in gross premiums during 1997 and 1998, respectively, earned premiums ceded to reinsurers approximated $177,000 and $139,000 in those years resulting in approximately $89,000 and $70,000 in net premiums earned of the Insurance Company's total revenues of approximately $204,000 and $232,000 for 1997 and 1998, respectively. During 1997 and 1998, the Insurance Company also received net interest income of approximately $54,000 and $67,000, respectively. During 1997 and 1998, the Insurance Company also had approximately $54,000 and $53,000 of other income, respectively, and reinsurance commissions of approximately $15,000 and $42,000. The Insurance Company's total expenses of approximately $252,000 in 1998 resulted in net loss of approximately $20,000 during 1998 as compared to a net income of approximately $31,000 in 1997 following total expenses of $176,000.

The Company

      From 1997 to 1998, the Company's revenues declined by approximately $356,000 or approximately 3% from approximately $11,629,000 to $11,273,000, respectively. However, operating expenses declined at an approximate 10% rate by approximately $665,000 from approximately $6,933,000 in 1997 to approximately $6,268,000 in 1998. The decline in revenues was offset by operating expense savings, resulting in net income (after deductions for income taxes and the Republic of Moldova's minority interest in the Hotel) of approximately $3,073,000 in 1997 and approximately $2,950,000 in 1998 or approximately 26% of revenues in both years.

Liquidity & Capital Resources

      The Company believes that its existing source of liquidity and its current revenues and cash flow, will be adequate to sustain its current operations and to satisfy its current working capital and capital expenditure requirements for the next twelve months. The Company has no current plans for material capital expenditures.

      The Company plans to continue seeking other acquisition candidates, both domestically and internationally, which may be acquired through the issuance of securities and/or the payment of available cash, or both.

Year 2000 Compliance

      The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the latter two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management of the Company, however, has assessed the "Year 2000" compliance expense and related potential effect on the Company's earnings and believes it is compliant as to the Hotel, Insurance Company, Intercomsoft and itself. Most of the recordkeeping of the Hotel, Insurance Company and Intercomsoft is done in manual format or with a manual back-up. Computerized information is kept on staff PCs which are believed to be year 2000 compliant, as to the Hotel, Insurance Company, Intercomsoft and itself. Additionally, in the locale of the operations of the Operating Entities computerized record creation and maintenance is not widespread and the Hotel, Insurance Company and Intercomsoft clientele and supply bases are not believed to be computer dependent. The Bank has performed an analysis of its Year 2000 Compliance. The Bank's Year 2000 remediation plan is expected to be completed in the summer of 1999 at an approximate cost of $20,000. The Bank has received assurances from most of its key customers, clients and vendors that they are Year 2000 compliant. The Bank has received assurances from all of its key vendors which sell and/or maintain software to or from it, as the case may be, that the key vendors software is Year 2000 compliant.

Item 7. Financial Statements

      The Company's consolidated financial statements for the year ended December 31, 1998 have been examined to the extent indicated in their reports by KPMG Accountants N.V., an affiliate of KPMG International, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B, as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

      (a) On March 30, 1999, the Company dismissed its prior independent accountants, Jones, Jensen & Company, LLC ("JJC"), effective April 20, 1998. The decision to change accountants was approved by the Company's Board of Directors.

      JJC's reports on the Company's financial statements for its fiscal years ended December 31, 1996 and 1997 did contain a going concern qualification, with an explanatory paragraph that the Company was then a development stage company with no prior significant operations and that unless the Company was then able to obtain significant outside financing there was substantial doubt about its ability to continue as a going concern.

      It is believed by current management of the Company that during the audits for the fiscal years ended December 31, 1996 and 1997 to the date hereof, there were no disagreements between the Company and JJC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of JJC, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

      (b) Effective January 6, 1998, the Company engaged Braude Bavly ("BB"), a member of KPMG International, as independent auditors for the Company. Effective January 26, 1999, the Company released BB as independent accountants for the Hotel, the Bank, the Insurance Company and Intercomsoft. That decision was approved by the Company's Board of Directors. BB's reports on the Hotel's, Bank's and Insurance Company's financial statements, for the nine month periods ended September 30, 1996 and 1997 and/or the years ended December 31, 1996 and 1997 did not contain an adverse opinion or disclaimer of opinion. From the dates of the foregoing audits to the date hereof, there were no disagreements between the Company and BB on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BB, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

      (c) The Company has requested that JJC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated April 1, 1999 is filed as Exhibit 16.1 to this Form 10-KSB.

      (d) The Company has requested that BB furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated April 9, 1999 is filed as
Exhibit 16.2 to this Form 10-KSB.

      Effective January 26, 1999, the Company engaged KPMG Accountants, N.V. as its principal independent accountant. During the last two fiscal years and the subsequent interim period to the date hereof, the Company did not consult KPMG Accountants, N.V. regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The directors and executive officers of the Company are as follows:

      Name                    Age         Position
      ----                    ---         --------

      Boris Birshtein         51          Chairman of the Board

      Ted Shapiro             63          Chief Executive Officer,
                                          President and Director

      Shmuel Gurfinkel        52          Chief Financial Officer
                                          and Director

      Robert L. Blessey       53          Secretary and Director

      The biographical information concerning the directors and executive officers of the Company, as supplied to the Company by them, is as follows:

      Mr. Birshtein has been the Chairman of the Board of Directors of the Company since January 1998, and since 1994 Mr. Birshtein has also been the Chairman of the Board of Directors of the Bank. Since 1997, Mr. Birshtein has also been the Chairman of the Board of Directors and principal shareholder of Global Telcomm Group, Ltd. ("Global Telcomm"), a privately held, development stage international telecommunications firm. From 1994 to the present, Mr. Birshtein has also been a principal shareholder of various corporations conducting business in Moldova, including a television station, a publishing house, and a chain of duty free stores in Moldova. From 1981 to 1996, Mr. Birshtein was the Chairman of the Board of Directors of Seabeco Group, a Swiss corporation which he founded in 1981 ("Seabeco"). Seabeco specialized in trading fertilizers and metals in Eastern Europe. In 1992, Mr. Birshtein became a full member of the International Information Academy, which has a general consultive status with the Economic and Social Counsel of the United Nations. Mr. Birshtein previously served as the Chairman of the Supreme Economic Council under the President of the Republic of Moldova. In 1997, Mr. Birshtein received his Ph.D. in Philosophy and was confirmed as a full Professor at the International Information Academy. Mr. Birshtein is the author of two books,

Reform -- Problems of Market Economy Regulations in the CIS Countries, which was published in 1997 and Moldova Undiscovered, which was published in 1998. In addition, Mr. Birshtein authored The Shadow Economy, a treatise on the Moldovan economy after its declaration of independence from the Soviet Union, for which he was honored with the prestigious International Information Academy Silver Stylus Award.

      Mr. Shapiro has been the Chief Executive Officer, President and Director of the Company since January 1998, and from 1997 to the present has been the Chief Executive Officer and Director of Global Telcomm. From 1992 to 1997, Mr. Shapiro was the Vice-Chairman of the Board of Directors of EMX Corporation ("EMX"), a research and development technology firm, which is the exclusive worldwide licensee of numerous patents relating to an international biotechnology. From 1981 to 1992, Mr. Shapiro was the Chairman of the Board of Directors of the Patrician Group, Inc. and certain of its affiliated entities ("Patrician"). Patrician was a national privately held real estate firm engaged in acquiring, selling and managing shopping centers. Patrician owned 71 shopping centers in 38 states with a gross leasable area in excess of 12 million square feet.

      Mr. Gurfinkel has been the Chief Financial Officer and Director of the Company since January 1998. Since 1996, Mr. Gurfinkel also has been a Director of the Bank. For at least the last five years, Mr. Gurfinkel has been the owner of the Shmuel Gurfinkel accounting firm in Ramat-Gan, Israel. He has been a member of the Board of Directors of Beken Metals, Ltd., a subsidiary of Africa Israel Investments Ltd., since 1997.

      Mr. Blessey has been a Director and Secretary of the Company since January 1998. Since 1997, Mr. Blessey has been Of Counsel to the law firm of Gusrae, Kaplan & Bruno. From 1990 to 1996, he was Of-Counsel to the law firm of Gold & Wachtel and from 1974 to 1989, Mr. Blessey was the President and principal shareholder of the law firm of Doros & Blessey, P.C. From 1990 to the present, Mr. Blessey has been General Counsel and a member of the Board of Directors of EMX; from 1997 to the present, Mr. Blessey has been General Counsel and Vice Chairman of the Board of Directors and General Counsel to Global Telcomm; from 1991 to the present, Mr. Blessey has been General Counsel, Secretary and member of the Board of Directors of Aldine Metal Products Corp., a privately held, family owned steel manufacturing company; and from 1964 to the present, Mr. Blessey has been a Partner in Forar Realty Co., a family owned real estate partnership.

Item 10. Executive Compensation

      No officer or director of the Company received compensation in excess of $60,000 in 1998.

      On February 25, 1999, the Company entered into Employment Agreements with Boris Birshtein, Chairman of the Board (the "Birshtein Employment Agreement") and Ted Shapiro and Robert L. Blessey, President and Chief Executive Officer and Secretary, respectively (the "Shapiro Employment Agreement" and the "Blessey Employment Agreement", respectively). Each of such Employment Agreements are for a term of five years commencing January 1, 1999 and provide for annual salaries of $120,000 in the first year of the Term thereof (subject to increase to $250,000 per year with respect to the Birshtein Employment Agreement and $200,000 per year with respect to the Shapiro and Blessey Employment Agreements, in the event that the Company consummates an acquisition of a business with net pre-tax profits of $3,000,000 or more in such year) and, in each of the remaining years of the Term thereof, $250,000 per annum in the case of the Birshtein Employment Agreement, and $200,000 per annum in the case of the Shapiro and Blessey Employment Agreements. In addition, such Agreements provide for incentive warrants to be issued to each of such individuals based upon Excess Net Pre-Tax Profits in each year of the term of such Agreements (100,000 of such warrants for each $1,000,000 of Excess Net Pre-Tax Profits in the case of the Birshtein Employment Agreement and 50,000 warrants for each $1,000,000 of Excess Net Pre-Tax Profits in the case of the Shapiro and Blessey Employment Agreements), up to a maximum of 1,000,000 of such warrants in each such year. Any such incentive warrants will have a five year term and will be exercisable at the market price of the Company's Common Stock on the date of issuance. Each of such Employment Agreements also provide for annual bonuses based upon Excess Net Pre-Tax Profits in each year of the term of such Agreements (10% thereof in the case of the Birshtein Employment Agreement and 5% thereof in the case of the Shapiro and Blessey Employment Agreements). Excess Net Pre-Tax Profits being defined in such Agreements as the amount by which net pre-tax profits in each year exceed the net pre-tax profits in the immediately preceding year.

      Such Employment Agreements require each of such individuals to spend a substantial portion of their time in the performance of their duties thereunder, and provide for certain other specified fringe benefits and change of control severance payments.

      All employees of the Bank, the Hotel and the Insurance Company in Moldova are subject to government-mandated one-year employment agreements. Employers may terminate employees only for good cause, such as incompetence. Employees may be required to remain as employees for several weeks after providing notice of an intention to resign, if needed by the employer.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information, to the best knowledge of the Company as of February 26, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.

================================================================================
                                                     Beneficial
                                              Ownership of Common Stock
                                              -------------------------
--------------------------------------------------------------------------------
                                                                 Approximate
                                                                Percentage of
Name of Beneficial Owners              Number of Shares           Ownership
-------------------------              ----------------         -------------
--------------------------------------------------------------------------------
Boris Birshtein(1)                         8,195,000                68.2
--------------------------------------------------------------------------------
Ted Shapiro(2)                             1,390,000                11.6
--------------------------------------------------------------------------------
Shmuel Gurfinkel(3)                           --                     --
--------------------------------------------------------------------------------
Robert L. Blessey(4)                          --                     --
--------------------------------------------------------------------------------
All executive officers
and directors as a group
(4 persons)(5)                             9,585,000                79.7
================================================================================

----------
      (1) Mr. Birshtein is the Chairman and a Director of the Company. Such shares are owned of record by Magnum and Starbeam. Magnum and Starbeam are corporations organized under the laws of Ireland. The capital stock of such entities is owned by Mr. Birshtein.

      (2) Mr. Shapiro is the Chief Executive Officer, President and a Director of the Company.

      (3) Mr. Gurfinkel is the Chief Financial Officer and a Director of the Company.

      (4)   Mr. Blessey is a Director and Secretary of the Company.

      (5)   See Footnotes (1) - (4).

Item 12. Certain Relationships and Related Transactions

      In December 1997, Mr. Birshtein contributed $215,000 to the Bank.

      In September 1996, the Bank repurchased from the Government of Moldova the thirty-five (35%) percent of its outstanding capital stock (the "35% Interest") not owned by Mr. Birshtein for approximately $700,000.

      In 1996, 1995 and 1994, the Company declared dividends on its outstanding capital stock. The aggregate dollar amount of such dividends that Mr. Birshtein, as a stockholder of the Bank, was entitled to receive was approximately $2,250,000. Mr. Birshtein, however, elected not to receive such dividend payments so that the Bank could use such funds to repurchase the 35% interest of the Bank held by the Government and to increase its capitalization.

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

      The Company believes all insurance transactions with affiliates are on terms comparable to the standard terms and rates offered to regular commercial insureds.

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

            4                 Specimen of Certificate of Common
                              Stock(2)

            16.1              Letter dated April 1, 1999 from Jones,
                              Jensen & Company, LLC.(3)

            16.2              Letter dated April 9, 1999 from Bavly & Co.(3)

            21                List of Subsidiaries(3)

            23.1 Consent of KPMG Accountants, N.V., an affiliate of KPMG International(3)

      b.    Reports on Form 8-K

      No current reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 1998.

----------

      (1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998 and as amended on March 5, 1998 and as amended as of March 27, 1998.

      (2) Incorporated by reference to the Company's Registration Statement on Form 10-SB.

      (3)   Filed herewith.

KPMG Accountants N.V.
Chisinau, April 9, 1999
This report consists of 30 pages

Trimol Group, Inc.

Consolidated financial statements as of December 31, 1998

Trimol Group, Inc.

Contents

Report

Report of the independent auditors                                           F-3

Financial statements

Consolidated balance sheet                                                   F-4

Consolidated statement of operations                                         F-5

Statement of changes in shareholders' equity                                 F-6

Consolidated statement of cash flow                                          F-7

Notes to the consolidated financial statements                               F-9

Trimol Group, Inc.

Report of the independent auditors

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have audited the accompanying consolidated balance sheet of TRIMOL GROUP, INC and subsidiaries ("the Company") as of December 31, 1998 and the related consolidated statement of operations, changes in shareholders' equity and cash flow for the year ended December 31, 1998 of TRIMOL GROUP, INC. and for the year ended December 31, 1997 of predecessor companies to the TRIMOL GROUP, INC. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and the results of its operations and cash flows for the years ended December 31, 1998 and December 31, 1997, in conformity with generally accepted accounting principles in the United States.


KPMG Accountants N.V.
Certified Public Accountants (Netherlands)
A Member of KPMG International


Amstelveen, The Netherlands, April 9, 1999

Trimol Group, Inc.

Consolidated balance sheet

-------------------------------------------------------------------------------
                                                        Note  December 31, 1998
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Assets
Cash and cash equivalents                                   6             4,173
Interest bearing deposit                                                    215
Held to maturity securities                                 7             1,136
Loans                                                            6,343
Less: allowance for possible loan losses                          (912)
                                                             ---------
Loans, net                                                  8             5,431
Reinsurance recoverable                                     9               148
Property, plant and equipment                              10             7,165
Other assets                                               11             1,123

                                                                      ---------
Total assets                                                             19,391
                                                                      =========

Liabilities
Non interest bearing deposits                                    2,330
Interest bearing deposits                                        4,532
                                                             ---------
Total deposits                                             12             6,862
Acceptances outstanding                                    13               264
Insurance policy and claim reserves                        14               274
Other liabilities                                          15             2,226

                                                                      ---------
Total liabilities                                                         9,626
                                                                      =========

Minority interest                                          16             2,199

Shareholders' equity
Preferred Stock: 10,000 shares authorized of US$ 1.00
par value, no shares issued and outstanding.                                 --
Common Stock: 30,000,000 shares authorized of US$ 0.01
par value, 12,023,000 shares issued and outstanding.                        120
Additional paid in capital                                                6,018
Retained earnings                                                         1,428

                                                                      ---------
Total shareholders' equity                                                7,566
                                                                      =========

                                                                      ---------
Total liabilities and shareholders' equity                               19,391
--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Trimol Group, Inc.

Consolidated statement of operations

---------------------------------------------------------------------------------------
                                                     Note     Year ended     Year ended
                                                                December       December
                                                                31, 1998       31, 1997
---------------------------------------------------------------------------------------
(In Thousands of US Dollars, except per share data)
Revenues
Revenues from hotel                                    17          2,545          2,715
Revenues from document processing                                  4,154          4,344
Loan interest                                                      1,978          1,453
Other interest                                                       632          1,029
Insurance premiums                                     18             70             89
Commissions and fees                                               1,721          1,837
Other revenues                                                       173            162
                                                         ------------------------------
Total revenues                                                    11,273         11,629

Interest expense                                                     895            767

                                                         ------------------------------
Total revenues, net of interest expense                           10,378         10,862
                                                         ==============================
Provision for benefits, claims and credit losses
Provision for credit losses                             8            773            674
Provision for benefits and claims                       9             23             --

                                                         ------------------------------
                                                                     796            674
                                                         ==============================
Operating expenses
Cost of revenue from hotel                                         2,042          2,114
Cost of revenue from document processing                           1,792          2,131
Other operating expenses                                           2,434          2,688

                                                         ------------------------------
Total operating expenses                                           6,268          6,933
                                                         ==============================

                                                         ------------------------------
Income from operations before income taxes and
minority interest                                                  3,314          3,255
                                                         ------------------------------

Provision for income taxes                             19            221            216
Minority interest, net of income taxes                               143            (34)

                                                         ------------------------------
Net income                                                         2,950          3,073
                                                         ==============================

Net earnings per share in US$ (basic and diluted)                   0.25           0.28

                                                         ------------------------------
Weighted average number of shares outstanding                 12,000,953     11,000,000
---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Trimol Group, Inc.

Statement of changes in shareholders' equity

-------------------------------------------------------------------------------
                                                  Year ended         Year ended
                                           December 31, 1998  December 31, 1997
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Common stock
Balance, January 1                                       110                110
Issue of common stock                                     10                 --

                                           ------------------------------------
Balance, December 31                                     120                110
                                           ====================================

Additional paid-in capital
Balance, January 1                                     5,934              5,934
Issue of common stock                                     84                 --

                                           ------------------------------------
Balance, December 31                                   6,018              5,934
                                           ====================================

Retained earnings
Balance, January 1                                      (338)              (391)
Net income                                             2,950              3,073
Dividend paid to outside shareholders                 (1,184)            (3,020)

                                           ------------------------------------
Balance, December 31                                   1,428               (338)
                                           ====================================

                                           ------------------------------------
Total shareholders' equity                             7,566              5,706
-------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

Trimol Group, Inc.

Consolidated statement of cash flow

----------------------------------------------------------------------------------------------------------------
                                                                                  Year ended          Year ended
                                                                           December 31, 1998   December 31, 1997
----------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Cash flow from operating activities
Net income                                                                             2,950               3,073

Adjustments to reconcile net income to net cash provided by operating activities

Income and expenses not involving cash flow
Depreciation                                                                             656                 493
Provision for credit losses                                                              773                 674
Provision for benefits and claims                                                         23                  --
Minority interest                                                                        143                 (34)
                                                                           -------------------------------------
                                                                                       1,595               1,133
                                                                           -------------------------------------

Changes in assets and liabilities
Net decrease in other assets                                                             527                 343
Net decrease in other liabilities                                                     (1,324)                674
Net decrease in reinsurance recoverable                                                  (26)                (94)
                                                                           -------------------------------------
                                                                                        (823)                923
                                                                           -------------------------------------
Total adjustments                                                                        772               2,056
                                                                           -------------------------------------
Net cash provided by operating activities                                              3,722               5,129
                                                                           =====================================

Cash flow from investing activities
Proceeds from redemptions of securities held to maturity                              14,246              16,695
Purchase of securities held to maturity                                              (13,354)            (15,764)
Proceeds from sale of equipment                                                          163                  --
Purchase of equipment                                                                   (517)               (588)
Net increase in loans                                                                 (1,912)             (1,406)
                                                                           -------------------------------------
Net cash used for investing activities                                                (1,374)             (1,063)
                                                                           =====================================

Cash flow from financing activities
Net decrease in deposits                                                              (1,070)             (2,505)
Payment of dividends                                                                  (1,184)             (3,020)
Proceeds from issue of share capital                                                      --                 214
                                                                           -------------------------------------
Net cash used for financing activities                                                (2,254)             (5,311)
                                                                           =====================================

----------------------------------------------------------------------------------------------------------------

Trimol Group, Inc.

----------------------------------------------------------------------------------------------------------------
                                                                                  Year ended          Year ended
                                                                           December 31, 1998   December 31, 1997
----------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Increase in cash and cash equivalents                                                     94              (1,245)
Cash and cash equivalents at beginning of period                                       4,079               5,324

                                                                           -------------------------------------
Cash and cash equivalents at end period                                                4,173               4,079
                                                                           =====================================

Supplemental disclosure of cash flow information
Interest paid                                                                            882                 732
Income taxes paid                                                                        161                  90

----------------------------------------------------------------------------------------------------------------

Refer to Note 2 for the non cash investing and financing transactions related to the acquisition of Trimol and Intercomsoft.

The accompanying notes are an integral part of the financial statements.

Trimol Group, Inc.

Notes to the consolidated financial statements
(In Thousands of US Dollars)

Note 1 - Basis of presentation

The audited consolidated financial statements of Trimol Group, Inc. (the "Company"), formerly Nutronics International Inc., included herein have been prepared in accordance with generally accepted accounting principles in the United States of America.

The comparative financial information comprises the combined financial information of the entities that acquired the Company in the reverse acquisition as described in Note 2. As a result of the transaction the common stock and shareholders' equity of the predecessor group has been adjusted to reflect the capital structure of the Company.

Note 2 - Acquisitions

(a) General

Trimol Group, Inc. (the "Company"), was organized on May 6, 1953 under the laws of the State of Delaware. Although since its incorporation the Company has engaged in several different businesses and has effected several name changes, for at least three years prior to January 6, 1998, the Company did not engage in any significant operations. In May 1995, the Company determined that it should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses and thereafter began to consider and investigate potential business opportunities.

On January 6, 1998 the Company acquired all of the shares of four corporations that own capital stock of three companies with business operations in Moldova. The capital stock owned in these companies comprises all of the issued and outstanding shares of an insurance company Exim Asint S.A. and the bank Banca Comerciala pe Actiuni "Export - Import", and 65% of the issued and outstanding shares of the Jolly Alon Limited, a hotel. The shares in the holding corporations were acquired in exchange for an aggregate of 10,000,000 shares of the Company's common stock with a par value of US$0.01 per share. The transaction was concluded with Magnum Associates Ltd. ("Magnum"), a corporation organized under the laws of Ireland, and Starbeam, Ltd. ("Starbeam"), a corporation organized under the laws of Ireland, the parent companies of the holding companies and corporations that are owned by a principal stockholder of the Company.

Furthermore, on May 6, 1998, the Company acquired all of the issued and outstanding shares of Intercomsoft Limited, an Irish corporation, in exchange for 1,000,000 shares of the Company's common stock with a par value US$0.01 per share.

(b) Accounting for the acquisitions

As a result of the January 6, 1998 acquisitions, the new shareholders retained a controlling interest in the combined group. For this reason, the business combination was accounted for using the reverse purchase method.
Trimol Group, Inc. had no significant net assets as at January 6, 1998.

The acquisition of Intercomsoft has been accounted for in a manner similar to a pooling of interest since the Company and Intercomsoft were enterprises under common control. The sole shareholder of Intercomsoft was the majority shareholder of the Company. The Company's financial statements include the results of operation, financial position and cash flow of Intercomsoft as though it had been a part of the Company for the whole year.

(c) The holding corporations

By virtue of the January 6, 1998 acquisitions, the Company owns all of the issued and outstanding capital stock of the following four holding corporations:
Maximilia Ltd., a corporation organized under the laws of Ireland ("Maximilia"); Sturge Ltd., a corporation organized under the laws of Ireland ("Sturge"); Jolly LLC, a limited liability company organized under the laws of Wyoming ("Jolly LLC"); and Paul Garnier Ltd., a corporation organized under the laws of Ireland ("Garnier").

Jolly LLC owns sixty-five (65%) percent of the issued and outstanding capital stock of Jolly Alon Limited, with the remaining thirty-five (35%) percent of the issued and outstanding capital stock being owned by the Government of the Republic of Moldova; Sturge and Maximilia each own fifty (50%) percent of the issued and

Trimol Group, Inc.

outstanding capital stock of Banca Comerciala pe Actiuni "Export-Import,"; and Maximilia owns fifty-five (55%) percent and Garnier owns fifteen (15%) percent of the issued and outstanding capital stock of Exim Asint S.A., with the remaining thirty (30%) percent being owned by Banca Comerciala pe Actiuni "Export-Import".

(d) The operating companies

Exim Asint S.A. (the "Insurance Company") began operations at the beginning of 1995. The Insurance Company is active in the general insurance sector and provides property and liability coverage to the Moldovan market. Commencing in the last quarter of 1997, the Insurance Company also provides reinsurance services to the Moldovan insurance market.

Banca Comerciala pe Actiuni "Export - Import" ("Exim Bank" or the "Bank") formerly known as "Banca de Export-Import", was established on April 26, 1994. The Bank received its General Banking License from the National Bank of Moldova on April 29, 1994 and began activity as a new bank on June 1, 1994. The Bank's activities include, inter alia, receipt of monetary deposits, granting credit, transacting in foreign currency, financing international trade, issuing credit cards, investment in securities, retaining and managing marketable documents and other assets for other parties, and managing payments.

Jolly Alon Limited (the "Hotel") was established as Seabeco Moldova S.A. on October 15, 1991. On February 4, 1997 it changed its name to Jolly Alon Limited. The Company operates and manages the Jolly Alon Hotel and rents stores and offices located on Hotel property. The principal guests of the Hotel are business persons from all over the world and diplomats. The tourism sector with respect to Hotel guests is marginal and, accordingly, seasonability is not a factor.

Intercomsoft Limited ("Intercomsoft") was incorporated on February 1995 as a non resident Irish registered Company. Intercomsoft supplies equipment and auxiliary materials intended for production of computerized documents (passports, drivers' licenses, car licenses and ID cards), and the software that is necessary for the operation of this equipment, and provides it to the Moldovan Ministry of Economics, which is Intercomsoft's sole client (for more details see note 21).

Note 3 - Risks

Concentration of risks that may have a significant impact on the Company are as follows:

1. Political and current economic environment in Moldova. The current political and economic situation of the Republic of Moldova, could have a material effect on the Company's business.

2. Concentration of credit risk. The Moldovan Ministry of Economics is Intercomsoft's only client. Accordingly, if the Ministry breaches the contract with Intercomsoft by non payment of fees due to it, it could have a material adverse effect on the Company.

Note 4 - Significant accounting policies

The significant accounting policies followed in the preparation of the financial statements are:

(a) Financial statements In Thousands of US Dollars

(1)   General

The Company operates in Moldova, and the currency of operation is the Moldovan leu ("MDL"). Until December 31, 1997 Moldova was considered to be a country with hyperinflation. During 1998 the three year accumulative rate of inflation was less than 100%. Based on expectations regarding the economic situation and projections of inflation, management considers Moldova to be a country with hyperinflation.

(2)   Principles of remeasurement

(a) Balance sheet

Monetary assets and liabilities, including losses and loss adjustment reserves, were translated according to the exchange rate of the US dollar as of the date of the balance sheet. Non-monetary items were translated according to the exchange rate of the US dollar as of the date of the related transactions. Foreign currency assets and liabilities are translated at prevailing rates. Gains or losses resulting from translation are credited or charged to the relevant statement of income items.

(b) Statement of income

Trimol Group, Inc.

Items expressing transactions in the reporting period are included according to the average exchange rate of the US dollar in the month of the transaction. Components related to non-monetary items were adjusted on the same basis as the related balance sheet items.

The financing item expresses financing income and expenses in US dollar values as well as the erosion of monetary balances during the year.

(c) Exchange rate of the US dollar

The exchange rate of the Moldovan leu to the US dollar was 4.6605 to 1.00 as of December 31, 1997 and was 8.3226 to 1.00 as of December 31, 1998, resulting in a devaluation of the Moldovan leu of 78.58%.

(d) Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its operating subsidiaries, the Insurance Company, the Bank, the Hotel and Intercomsoft and its holding companies, Maximilia Ltd., Sturge Ltd., Jolly LLC and Paul Garnier Ltd. as of December 31, 1998.

Intercompany balances have been eliminated in the consolidation.

(e) Use of Estimates

In accordance with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

(f) Cash and cash equivalents

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection and amounts due from correspondent banks and the National Bank of Moldova. With respect to the Hotel business, the Company regards all its liquid investments, whose maturity as of the date of the investment is less than three months, as cash equivalents. With respect to the insurance business, cash equivalents consist of short term highly liquid investments that are both (a) readily convertible to known amounts of cash and (b) so near to maturity that they present an insignificant risk of changes in value due to changing interest rates.

(g) Provision for doubtful accounts

Provisions for doubtful accounts are made on the basis of identification of specific accounts whose collection is in doubt.

(h) Securities

Securities which the Company has the intent and ability to hold to maturity are included in held to maturity securities and are stated at cost, adjusted for accretion of discount based upon the maturity value. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs have been included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

(i) Loans

Loans are stated at the principal amount outstanding, net of any unearned income. Interest on loans is recognized on the accrual basis and is credited to interest income based upon the principal amount outstanding

Loans are considered impaired and are placed on nonaccrual status when collection of all or a portion of principal or interest in accordance with contractual terms, is in doubt. Interest on nonaccrual loans is credited to principal or recognized as income on a cash basis.

(j) Allowance for possible loan losses

The allowance for possible loan losses is established through provisions for possible loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for possible loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for possible loan losses is based upon management's estimate of the amount necessary to maintain the allowance at a level adequate to absorb estimated potential loan losses.

Trimol Group, Inc.

The determination of the adequacy of the allowance for possible loan losses hinges upon various judgments and assumptions, including but not necessarily limited to, management's assessment of potential losses on individual loans, Moldovan and international economic conditions, loan portfolio composition, transfer risks, and prior loan loss experience.

(k) Property, plant and equipment

Buildings, equipment and improvements are stated at cost less accumulated depreciation computed on a straight-line basis. The useful life of the premises and equipment is based on management's estimate of the period during which economic benefits can be derived from these assets.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

(l) Inventories

Inventories are included according to the lower of cost or market value. Cost of inventories is determined by the first in first out method.

(m) Deferred income taxes

Pursuant to SFAS 109, "Accounting for Income Taxes", deferred tax assets or liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. A temporary difference is the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax assets and liabilities are determined at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

(n) Financial instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and guarantees. Such financial instruments are recorded in the financial statements when they are funded or when related fees are incurred or received.

(o) Foreign exchange contracts

Foreign exchange contracts which qualify under applicable accounting guidelines as hedges of foreign currency exposures are revalued at the spot rate with any forward premium or discount recognized over the life of the contract in net interest revenue. Gains and losses on foreign exchange contracts which qualify as a hedge of a firm commitment are deferred and recognized as part of the measurement of the related transaction, unless deferral of a loss would lead to recognizing losses on the transaction in later periods.

(p) Income recognition

Income from services and rental of rooms is included in the income statement when the service is performed.

(q) Operating expenses

Operating expenses from services and rental of rooms is included in the income statement when the service is performed. Materials acquired necessary for the document processing are included in the income statement immediately.

(r) Gross premiums written

All insurance premiums due with respect to insurance contracts entered into in the period, are included in gross written premiums irrespective of whether they relate in whole or in part to a later period. Gross reinsurance ceded and unearned premiums are included within gross written premiums, outwards reinsurance premiums and unearned premiums, respectively. Gross premiums are net of premium reimbursements. The insurance premiums are both direct and assumed premiums.

(s) Recognition of premium revenue

Property, liability and assumed premiums are generally recognized as revenue on a pro rata basis over the policy

Trimol Group, Inc.

term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

(t) Reinsurance

Reinsurance is accounted for depending on whether the "reinsurance risk" is received or transferred. In the normal course of business, the Insurance Company seeks to reduce the loss that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

(u) Deferred policy acquisition costs

Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business, are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate.

(v) Losses and loss adjustment reserve

The Insurance Company has been operating since the beginning of 1995. The actual results have not provided the Insurance Company with sufficient historical experience to make current estimates of loss reserves.

The liability for losses and loss adjustment expenses includes an amount determined for losses incurred but not yet reported, which is the Insurance Company's best estimate and is based on the instructions prescribed by the insurance supervisor of Moldova and the regulations thereunder. In terms of these regulations, the Insurance Company is required to maintain a reserve at specific rates of net premiums earned. These required reserves are based on market experience as a whole and are intended to cover future claims lodged with the Insurance Company. In addition, individual claims known but not paid are provided for.

Such liabilities are necessarily based on estimates and, while management believes that the amount is adequate, there is a high degree of uncertainty surrounding the reserves and the ultimate liability may be materially different from the amounts provided.

The reinsured share of losses and loss adjustment reserve is disclosed separately as an asset in the balance sheet.

(w) Employees' benefits

Contributions are made by the Company to the Government's health, retirement benefit and unemployment accounts at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

(x) Net income per share

Net income per share of share (basic and diluted) capital has been computed on the basis of the weighted average number of shares of common stock outstanding in the year. The number of shares outstanding for periods prior to the acquisitions has been assumed to be 11,000,000 shares, representing 10,000,000 shares issued in the January 6, 1998 acquisition and 1,000,000 shares issued to acquire Intercomsoft.

Note 5 - Business segment information

Business segment information for the year ended December 31, 1998 is as follows:

---------------------------------------------------------------------------------------------------------------------
                                  Bank       Hotel   Insurance    Document       Holding
                            operations  operations  operations  processing    activities  Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
(In Thousands of US
Dollars)
Total revenues                   4,312       2,665         270       4,154            --          (128)        11,273
Interest expense                   895          --          --          --            --            --            895
                         --------------------------------------------------------------------------------------------

Trimol Group, Inc.

Total revenues, net of
interest expense                 3,417       2,665         270       4,154            --          (128)        10,378
Provision for benefits,
claims and credit losses           773          --          23          --            --            --            796
Operating expenses               1,621       2,166         267       1,792           550          (128)         6,268
                         --------------------------------------------------------------------------------------------

Income from operations
before income taxes and
minority interest                1,023         499         (20)      2,362          (550)           --          3,314
Provision for income
taxes                             (130)        (91)         --          --            --            --           (221)
Minority interest, net
of taxes                            --        (143)         --          --            --            --           (143)
                         --------------------------------------------------------------------------------------------

Net income (loss) for
the year                           893         265         (20)      2,362          (550)           --          2,950
=====================================================================================================================

Fixed assets                       954       6,095         116          --            --            --          7,165
Other assets                     9,828         447         441       1,618           231          (339)        12,226
                         --------------------------------------------------------------------------------------------
Total assets                    10,782       6,542         557       1,618           231          (339)        19,391
=====================================================================================================================

Trimol Group, Inc.

Business segment information for the year ended December 31, 1997 is as follows:

---------------------------------------------------------------------------------------------------------------------
                                  Bank       Hotel   Insurance    Document       Holding
                            operations  operations  operations  processing    activities  Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
(In Thousands of US
Dollars)
Total revenues                   4,390       2,817         209       4,344            --          (131)        11,629
Interest expense                  (767)         --          --          --            --            --           (767)
                         --------------------------------------------------------------------------------------------

Total revenues, net of
interest expense                 3,623       2,817         209       4,344            --          (131)        10,862
Provision for benefits,
claims and credit losses           674          --          --          --            --            --            674
Operating expenses               1,849       2,908         176       2,131            --          (131)         6,933
                         --------------------------------------------------------------------------------------------

Income from operations
before income taxes and
minority interest                1,100         (91)         33       2,213            --            --          3,255
Provision for income
taxes                             (208)         (7)         (1)         --            --            --           (216)
Minority interest, net
of taxes                            --          34          --          --            --            --             34
                         --------------------------------------------------------------------------------------------

Net income (loss) for
the year                           892         (64)         32       2,213            --            --          3,073
=====================================================================================================================

Fixed assets                       962       6,423          81          --            --            --          7,466
Other assets                    10,928         462         574         405            --           (46)        12,323
                         --------------------------------------------------------------------------------------------
Total assets                    11,890       6,885         655         405            --           (46)        19,789
=====================================================================================================================

(a) Segmental information

The Company has five reportable segments: (1) banking, (2) hotel, (3) insurance,
(4) document processing and (5) holding activities. The accounting policies of the segments are the same as those described in the "Significant Accounting Policies." Segment data includes inter-segments transactions. The Company accounts for inter-segment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices. All revenues are derived from operations and long-lived assets are located in Moldova.

Trimol Group, Inc.

Note 6 - Cash and due from banks

-------------------------------------------------------------------------------
                                                              December 31, 1998
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Cash                                                                      1,969
Current account with National Bank of Moldova                             1,031
Current accounts with foreign banks                                       1,192
                                                              -----------------
                                                                          4,192

Less: Allowance for doubtful accounts                                       (19)

                                                              -----------------
                                                                          4,173
===============================================================================

Note 7 - Held to maturity securities

All securities in the portfolio held by the Bank are Moldovan Government securities issued for periods of time between 14 and 91 days and are held to maturity.

These securities are issued into circulation by the Ministry of Finance of Moldova as electronic records. The securities are issued for periods not exceeding 364 days.

These securities are sold at a discount and repurchased at par value. These securities are sold at auctions arranged by the National Bank of Moldova following the instructions of the Ministry of Finance of Moldova. The auctions are attended by commercial bank dealers that have correspondent accounts with the clearing center of the National Bank. The Bank is a licensed professional participant in the securities market and has an agreement with the National Bank to service transactions in respect of Moldovan Government securities. The redemption of these securities is effected by the Ministry of Finance from Government funds.

The yield of the Moldovan Government securities in 1998 was between 19% and 39%. Amortized cost of these securities approximates market value.

Trimol Group, Inc.

Note 8 - Loans

(a) Composition of loans:

-------------------------------------------------------------------------------
                                                              December 31, 1998
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Commercial, financial and agricultural                                    5,693
Real estate, mortgage                                                       591
Installment loans to individuals                                             59
                                                              -----------------
                                                                          6,343

Less: Allowance for possible loan losses                                   (912)

                                                              -----------------
                                                                          5,431
===============================================================================

The interest on loans in MDL in 1998 was between 16% and 60%. The interest on loans in other currencies in 1998 was between 14% and 33%.

(b) Impaired loan information:

-------------------------------------------------------------------------------
                                                              December 31, 1998
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Impaired loans (all carrying an allowance for loan losses)                  605
Allowance for impaired loans                                               (307)

                                                              -----------------
                                                                            298
                                                              =================

Average impaired loans during the year                                      700
===============================================================================

No interest was recognized on impaired loans on a cash basis for the above year.

(c) Analysis of the change in the allowance for possible loan losses:

-------------------------------------------------------------------------------
                                                              December 31, 1998
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Balance as of January 1                                                     572
Provisions during the year                                                  773
Write-offs                                                                 (433)

                                                              -----------------
Balance as of December 31                                                   912
===============================================================================

Note 9 - Reinsurance recoverable

Composition of balance of reinsurance recoverable:

Trimol Group, Inc.

--------------------------------------------------------------------------------
                                                              December 31, 1998
--------------------------------------------------------------------------------
(In Thousands of US Dollars)

Provision for unearned premiums                                              26
Losses and loss adjustment reserves                                         122

                                                              ------------------
                                                                            148
================================================================================

Movements in losses and loss adjustment reserve:

-------------------------------------------------------------------------------
                                                              December 31, 1998
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Balance as of January 1, 1998                                               207
Less reinsurance recoverable                                                113
                                                              -----------------
Net balance as of January 1, 1998                                            94

Incurred related to
Current period                                                               22
Prior years                                                                   1
                                                              -----------------
Total incurred                                                               23

Paid related to
Current period                                                               (8)
Prior years                                                                  (1)
                                                              -----------------
Total paid                                                                   (9)

Net balance as of end of the year                                           108
Add: net recoverable from reinsurance                                       122

                                                              -----------------
                                                                            230
===============================================================================

(a) The loss and loss adjustment reserve are management's best estimate and have been established in accordance with applicable Moldovan legislation. The calculation is based on the premium earned on which a rate is applied in accordance with the particular insurance category. The rates are estimates as prescribed by Moldovan law and the reserves are subject to a high degree of uncertainties which are normal, recurring and inherent in the property and liability insurance sectors. Future experience, changes in the law and the results of litigation may all impact materially on ultimate claim costs.
(b) The basic assumption underlying many methods used in the estimation of general insurance loss reserves is that past experience provides an appropriate basis for predicting future events, with adjustment for current trends affecting past experience. As the Insurance Company is relatively new and has little of its own historical experience, the best method of calculation is considered to be the framework of the calculation provided by applicable Moldovan legislation.
(c) The Insurance Company cedes insurance to other companies, the major one being Munchener Ruckversicherungs Gesellschaft (Munich Re). These reinsurance contracts do not relieve the Insurance Company from its primary obligations to policyholders. Failure of reinsures to honor their obligations could result in losses to the Insurance Company. In order to reduce its credit risk, the Insurance Company seeks to do business only with financially sound reinsurance companies and regularly reviews the financial strength of reinsures used. No provision for uncollectible amounts has been made since none of the receivables is deemed

Trimol Group, Inc.

      to be uncollectible. As of December 31, 1998 an unearned premium reserve of US$ 14,000 and losses and a loss adjustment reserve of US$ 47,000 were associated mainly with a single reinsurer.

Note 10 - Property, plant and equipment

-----------------------------------------------------------------------------------------
                                                           Period of
                                                        depreciation
                                                          (in years)    December 31, 1998
-----------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Buildings (a)                                                     40                5,463
Vehicles, machinery and improvements                               5                2,032
Furniture and equipment                                           10                1,266
Operating equipment                                             5-10                  287
                                                                         ----------------
                                                                                    9,048
Less: Accumulated depreciation and amortization                                    (1,883)
                                                                         ----------------
                                                                                    7,165
=========================================================================================

(a) Including:
(1) Building at a cost of US$ 342,994 in which the Bank is located.
(2) Building at a cost of US$ 113,963 in which the Insurance Company is located.
(3) Building at a cost of US$ 5,006,000 in which the Hotel is located (see note b).

(b) Included in the cost of the building is the right to use the land including the land on which the Hotel is located and its immediate surroundings, for a term of 50 years.

Trimol Group, Inc.

Note 11 - Other assets

-------------------------------------------------------------------------------
                                                              December 31, 1998
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Trade accounts receivable by the Hotel                                       73
Accrued income of Intercomsoft                                              160
Accrued interest receivable                                                 218
Prepayments                                                                 170
Due from related party                                                      133
Inventories                                                                 131
Deferred acquisition cost                                                     6
Other                                                                       232

                                                              -----------------
                                                                          1,123
===============================================================================

Note 12 - Deposits

(a)(1) All deposits are from Moldovan branches. There are no deposits in excess of US$ 100,000.

(a)(2) Non interest bearing deposits are mainly demand deposits in MDL.

(b)(1) Demand deposits in foreign currency of non Moldovan residents do not bear interest.

       Demand deposits in foreign currency of enterprises do not bear interest.

       Since October 1998, demand deposits of companies in MDL bear interest of 3%. Demand deposits of private persons bear interest at 2%.

       Interest on time deposits in MDL in 1998 was between 7% and 60%. Interest on time deposits in US$ in 1998 was between 2% and 12%. Time deposits as at December 31, 1998 had maturities of less than one year.

(2)    Interest bearing deposits according to currency base (see note 25).

Note 13 - Customers' acceptance liability

The balance includes four customers' acceptance of liability, regarding import of products.

Note 14 - Insurance policy and claim reserves

-------------------------------------------------------------------------------
                                                       Note   December 31, 1998
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Losses and loss adjustment reserves                       9                 230
Provision for unearned premiums                                              44

                                                              -----------------
                                                                            274
===============================================================================

Note 15 - Other liabilities

-------------------------------------------------------------------------------
                                                              December 31, 1998
-------------------------------------------------------------------------------

Trimol Group, Inc.

(In Thousands of US Dollars)

Due to Related party (a)                                                  1,162
Supercom Limited (b)                                                        378
Accrued expenses of the Company (c)                                         345
Accrued audit fees                                                           60
Other liabilities                                                           281
                                                              -----------------
                                                                          2,226
===============================================================================

(a) Comprise a liability to Magnum and is repayable on demand.
(b) On August 25, 1995 Intercomsoft entered into an agreement with Supercom Ltd. ("Supercom") for the purchase of equipment for the production of computerized documents (passports, drivers' licenses, vehicle licenses and ID documents). Pursuant to the agreement, Supercom provides Intercomsoft with the guidance and support required for installation and operation of the equipment, as well as the materials required for production of its products. Supercom receives 25% of Intercomsoft's profits, payable on a quarterly basis. Delays in payment will result in Intercomsoft's obligation to pay a penalty equal to 0.2% of the overdue sum for each delayed day.
(c) Accrued expenses of the Company include, among other things, expenses incurred by and payable to officers of the Company in the amount of US$ 225,000.

Note 16 - Minority interest

The minority interest comprises the 35% interest of the Government of Moldova in the Hotel.

Note 17 - Revenues from hotel business

-------------------------------------------------------------------------------
                                                    December 31,   December 31,
                                                            1998           1997
-------------------------------------------------------------------------------
(In Thousands of US Dollars)

Room rental                                                1,689          1,610
Restaurant                                                   464            789
Stores and offices                                           325            263
Other                                                         67             53

                                                 ------------------------------
                                                           2,545          2,715
===============================================================================

Note 18 - Gross written and earned premiums

--------------------------------------------------------------------------------------------------------------------------
                                                            For the year ended December 31, 1998
--------------------------------------------------------------------------------------------------------------------------
                                        Gross  Change in   Insurance  Reinsurance   Change in UPR   Reinsurance        Net
Kind of Insurance                    premiums  UPR gross    premiums        ceded     reinsurance      premiums   premiums
--------------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Cargo                                       2         --           2           --              --            --          2
Property                                  142         52          90          102              13            89          1
Medical                                    51          7          44           20               3            17         27

Trimol Group, Inc.

Compulsory car                             18          2          16            9               1             8          8
Employee's accident                        17          2          15            3              --             3         12
Car                                        38          5          33           15               2            13         20
Reinsurance                                10          1           9           10               1             9         --

                                  ----------------------------------------------------------------------------------------
                                          278         69         209          159              20           139         70
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------
                                                            For the year ended December 31, 1997
--------------------------------------------------------------------------------------------------------------------------
                                        Gross  Change in   Insurance  Reinsurance   Change in UPR   Reinsurance        Net
Kind of Insurance                    premiums  UPR gross    premiums        ceded     reinsurance      premiums   premiums
--------------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Cargo                                       3         --           3           --              --            --          3
Property                                  172         18         154          135               7           128         26
Medical                                    82          7          75           41               3            38         37
Compulsory car                             19         10           9           10               5             5          4
Employee's accident                        19          5          14            5               3             2         12
Car                                        15          4          11            6               2             4          7
Reinsurance                                 1          1          --           --              --            --         --

                                  ----------------------------------------------------------------------------------------
                                          311         45         266          197              20           177         89
==========================================================================================================================

Note 19 - Income tax

(a) The tax rate for the Bank is 16%. The tax is calculated over the net profit, taking into account tax exempted items, such as interest income earned on Moldovan Government securities.
(b) Intercomsoft is a non resident Irish Company, that is a wholly owed and controlled from outside of Ireland and does not undertake any activities within this jurisdiction, therefore, Intercomsoft will not be subject to Irish tax. Intercomsoft delivers in Moldova the equipment to the Ministry of Economics of Moldova. In this case, the Ministry of Economics is the importer of these services and is the subject of taxation. As a result of the above, Intercomsoft is not a subject to taxation in the Republic of Moldova, because it is not carrying out any business activity in Moldova.
(c) On March 3, 1998, the Hotel received a letter from the tax authorities in Chisinau stating that a reduced tax rate of 16% will be in effect in the years 1997 - 2001, the first five years in which the Hotel is subject to taxation. The Hotel tax rate as from 2002 will be 25% for the next 10 years.
(d) Deferred tax claims and liabilities are not material. The Company does not have losses that can be offset against future profits.

Composition of income taxes for the year ended December 31, 1998:

-----------------------------------------------------------------------------------------------------------------
                                    Bank        Hotel    Insurance    Document         Holding
                              operations   operations   operations  processing      activities       Consolidated
-----------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

Current                              130           91           --          --              --                221
Deferred                              --           --           --          --              --                 --
                          ---------------------------------------------------------------------------------------

Trimol Group, Inc.

Income taxes, before
minority interest                    130           91           --          --              --                221
Income tax on minority
interest                              --          (31)          --          --              --                (31)
                          ---------------------------------------------------------------------------------------
Total income taxes                   130           60           --          --              --                190
=================================================================================================================

Composition of income taxes for the year ended December 31, 1997:

-----------------------------------------------------------------------------------------------------------------
                                    Bank        Hotel    Insurance    Document         Holding
                              operations   operations   operations  processing      activities       Consolidated
-----------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Current                              208            7            1          --              --                216
Deferred                              --           --           --          --              --                 --
                          ---------------------------------------------------------------------------------------

Income taxes, before
minority interest                    208            7            1          --              --                216
Income tax on minority
interest                              --           (2)          --          --              --                 (2)

                          ---------------------------------------------------------------------------------------
Total income taxes                   208            5            1          --              --                214
=================================================================================================================

Trimol Group, Inc.

The reconciliation of the statutory income tax rate to the Company's effective income tax applicable to income from continuing operations (before minority interest) for the year ended December 31, 1998 was as follows:

----------------------------------------------------------------------------------------------------------------
                                        Bank       Hotel   Insurance    Document       Holding
                                  operations  operations  operations  processing    activities      Consolidated
----------------------------------------------------------------------------------------------------------------
Statutory tax rate                     32.0%       32.0%       32.0%        0.0%         35.0%              32.0%
No subject to taxation                                                                                     (22.3%)
Operating loss not carry
forward                                   --          --      (32.0%)         --        (35.0%)              5.4%
Benefits under the Foreign
Investment Law                        (16.0%)         --          --          --            --              (4.8%)
Tax rate reduction                        --      (16.0%)         --          --            --              (2.5%)

Tax exempt interest on
Moldovan Government securities         (3.3%)         --          --          --            --              (1.0%)
Other, net                                --        2.2%          --          --            --              (0.1%)
                               ---------------------------------------------------------------------------------
Effective income tax rate              12.7%       18.2%        0.0%        0.0%          0.0%               6.7%
================================================================================================================

The reconciliation of the statutory income tax rate to the Company's effective income tax applicable to income from continuing operations (before minority interest) for the year ended December 31, 1997 was as follows:

----------------------------------------------------------------------------------------------
                                        Bank       Hotel   Insurance    Document
                                  operations  operations  operations  processing  Consolidated
----------------------------------------------------------------------------------------------
Statutory tax rate                     32.0%       32.0%       32.0%        0.0%          32.0%
No subject to taxation                                                                   (21.8%)
Benefits under the Foreign
Investment Law                        (16.0%)         --          --          --          (5.4%)
Tax rate reduction                        --      (16.0%)         --          --          (0.4%)
Different accounting
principles                                --      (23.7%)     (27.0%)         --           1.3%
Other, net                              2.9%          --          --          --           0.9%
                               ---------------------------------------------------------------
Effective income tax rate              18.9%       (7.7%)       3.0%        0.0%           6.6%
==============================================================================================

Trimol Group, Inc.

Deferred income taxes as at December 31, 1998 can be analyzed as follows:

------------------------------------------------------------------------------------------------------------
                                      Bank       Hotel   Insurance      Document     Holding
                                operations  operations  operations    processing  activities    Consolidated
------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Deferred tax assets
Net operating loss carry
forwards                                --          --           6            --         193             199

Property plant and equipment,
principally due to
differences in depreciation              5          24          --            --          --              29
                               -----------------------------------------------------------------------------

Gross deferred tax assets                5          24           6            --         193             228
Valuation allowance                     (5)        (24)         (6)           --        (193)           (228)
                               -----------------------------------------------------------------------------
Deferred tax assets after
valuation allowance                     --          --          --            --          --              --

Deferred tax liability                  --          --          --            --          --              --

                               -----------------------------------------------------------------------------
Net deferred tax liability              --          --          --            --          --              --
============================================================================================================

Note 20 - Related party transactions

The Company transacts business at times with related parties while conducting its commercial activities. Such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.

The Hotel acquires most of its fixed assets from related parties. For 1998 the Hotel invested in fixed assets for an amount of US dollars 160,000.

Note 21 - Off balance sheet commitments

(a) The Company has signed leases as a lessor for offices forming part of the Hotel property. The leases are for a term of one year and may be renewed at year end.

--------------------------------------------------------------------------------
Lessor: Rental commitments for the Hotel as at December 31, 1998
--------------------------------------------------------------------------------
                                                   Area (square    Annual rental
Name of the lessee                                      meters)             fees
--------------------------------------------------------------------------------
German Embassy                                              360              216
JV Miig                                                     184               36
PriceWaterhouseCoopers                                      336               25

Trimol Group, Inc.

Others (nine)                                        10-50 each        2-12 each
--------------------------------------------------------------------------------
(b) On April 29, 1996 Intercomsoft entered into an agreement with the Moldovan Economic Ministry ("the lessee") for the lease of equipment for the production of computerized documents, which it purchased from Supercom for a period of ten years. Pursuant to the agreement, Intercomsoft will also provide professional training in the use of the equipment, maintenance and consulting services, and regular supply of supplementary equipment. According to the agreement the lessee will be entitled to receive ownership of the equipment at the end of the lease period.

According to the agreement, the lessee will pay to Intercomsoft each month US$ 10 for each passport and US$ 4.50 for any other documents.

Note 22 - Commitments and contingent liabilities

(a) Off-balance sheet financial instruments

Notional amounts of the Bank's financial instruments with off-balance sheet risk:

--------------------------------------------------------------------------------
                                                               December 31, 1998
--------------------------------------------------------------------------------
(In Thousands of US Dollars)

Foreign exchange contracts                                                   618
Guarantees                                                                   352
Letters of credit                                                             51
Unutilized credit lines                                                      268

--------------------------------------------------------------------------------
(b) As of December 31, 1998 no liens were registered on the Bank's securities in favor of the National Bank of Moldova.

(c) Starting from April 1, 1998 the Bank began foreign exchange operations for its own position. The maximum allowed exposure to currency fluctuations of the Bank has been established by the National Bank of Moldova at US$ 1 million.

Note 23 - Regulatory matters

(a) The Bank maintains at all times a level of reserves in MDL equal to 15% of the amount of the total attracted funds in MDL and hard currency. At least 30% of the total amount of reserves must be kept in MDL at a correspondent account with the National Bank of Moldova.

The Bank may conduct operations that will reduce its balance in the account below the level of the required reserves. In such case until the end of the report period the Bank must increase the amount of the required reserves so that the average amount of MDL for the report period meets the required level.

The National Bank may change at its discretion the norm of the level of the required reserves in conformity with the monetary and currency policy of the Republic of Moldova.

(b) The maximum foreign currency exchange exposure (the difference in MDL between the total assets and the total liabilities, including off balance sheet items, for each currency divided by the total normative capital) that is authorized by the National Bank of Moldova is 10% for each currency or 20% for all the foreign currencies taken together. Since November 25, 1998 the maximum exposure for the US dollar is 15% and for all foreign currencies 22%.

(c) Tax related issues which could affect the banking sector in Moldova, in accordance with the Tax Code and the 1998 State budget adopted by the Parliament of Moldova include:

(1) Income from Moldovan Treasury Bills will not be taxable as in the current year.

(2) Interest paid by banks on deposits of private clients will not be taxed until 1999.

Trimol Group, Inc.

(d) Starting from December 31, 1998 all the banks in Moldova must have and maintain a ratio of total normative capital to risk weighted assets equal to at least 10%. On December 31, 1999 this ratio is to be increased to 12%.

(e) Starting from April 1, 1998 the Bank began foreign exchange operations for its own position. The maximum allowed exposure to currency fluctuations of the Bank has been established by the National Bank of Moldova at US$ 1 million.

(f) According to Moldovan law, insurance companies must create a reserve fund by transferring, on an annual basis, an amount of not less than 5% of the profit after taxation. This reserve fund is not allowed to be greater than 15% of shareholder's equity.

Note 24 - Financial instruments

(a) Balance sheet financial instruments

In the normal course of business, the Bank provides to its customers a wide variety of financial instruments. These financial instruments involve various degrees of risk, as follows:

(1) Credit risk - in conducting business activities, the Bank is exposed to the possibility that borrowers may default on their obligations to the Bank. To minimize this risk the Bank evaluates each customers' credit worthiness on a case by case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon the extension of credit, is based on management's credit evaluation of the client. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment.

The Bank strives to maintain a credit risk profile that is diverse in terms of industry and borrower concentration.

For significant group concentration of credit risk see Note 8.

(2) Market risk - in the normal course of business, the Bank is exposed to market risks which include both price and liquidity risks.

Price risk arises from fluctuation in interest rates, foreign exchange rates and commodity and equity prices that may result in changes in the value of financial instruments.

Liquidity risks arise from the possibility that the Bank may be unable to satisfy current and future financial commitments.

(a) Balance sheet financial instruments

In order to reduce the above risks, the Bank acts to balance its assets and liabilities from the standpoint of repayment dates and currency basis, in light of the fact that interest rates related to the Bank's financial instruments are fixed.

(b) Off-balance sheet financial instruments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit in excess of the amount recognized in the statements of financial condition. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

The Bank's exposure to in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit, and financial guarantees written is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Unless noted otherwise, the Bank requires collateral or other security to support financial instruments with credit risk.

Commitments to extend credits are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank acts to limit these credit risks in the same way as for balance sheet credit risk.

Financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing

Trimol Group, Inc.

arrangements, including commercial paper and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds deposits as collateral supporting those commitments for which collateral is deemed necessary.

Regarding off-balance sheet financial instruments see Note 22.

(c) Fair value of financial instruments

The carrying value of short-term financial instruments, among which the foreign exchange contracts, as well as receivables and payables arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization. Quoted market prices are used for most investments and for loans where available. For performing loans where no quoted market prices are available, contractual cash flows are discounted at quoted secondary market rates or estimated market rates if available. Otherwise, sales of comparable loan portfolios or current market origination rates for loans with similar terms and risk characteristics are used. For loans with doubt as to collectibility, expected cash flows are discounted using an appropriate rate considering time of collection and a premium for the uncertainty of the flows. The value of the collateral is also considered.

Information pertinent to the estimation of fair value of those financial instruments is included in:

(1) Carrying amounts in the balance sheets.

(2) Effective interest rates, as follows:

Securities - Note 7
Loans - Note 8(a)
Deposits - Note 12(b)

(3)      Currency bases - Note 25

(4)      Maturity dates - Note 26

Trimol Group, Inc.

NOTE 25 - BANK: ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO CURRENCY BASES

                                                                            December 31, 1998

                                                                                                            Non-monetary
                                          MDL         US$        German Mark    Soft currency*     Other        items         Total
                                                                        In Thousands of US Dollars
                                                                        --------------------------
ASSETS
Cash and due from Bank                   1,292         994            350             12             33                       2,681
Time deposits with banks
Held to maturity security                1,136                                                                                1,136
Loans                                    2,578       3,765                                                                    6,343
Less allowance for possible loan losses   (712)       (200)                                                                    (912)
Customer's acceptance liability
Investments in investee                                                                                            24            24
Bank premises and equipment                                                                                       954           954
Other assets                               126         385                                                                      511

Total assets                             4,420       4,944            350             12             33           978        10,737

LIABILITIES
Non-interest bearing deposits              906       1,334             90                                                     2,330
Interest bearing deposits                2,405         944                         1,161             22                       4,532
                                         3,311       2,278             90          1,161             22                       6,862
Total deposits
Acceptances outstanding                                116            139                             8                         263
Other liabilities                           86         118             --              3             --                         207

Total liabilities                        3,397       2,512            229          1,164             30                       7,332

Difference                               1,023       2,432            121         (1,152)             3           978         3,405

*     Including Rumanian leu and currencies of the former Soviet Union

Trimol Group, Inc.

NOTE 26 - BANK: ASSETS AND LIABILITIES CLASSIFIED ACCORDING TO MATURITY DATES

                                                                                  December 31, 1998

                                                            From 1 month    From 3 months     From 1 year   Without fixed
                                           Up to 1 month     to 3 months        to 1 year      to 3 years        maturity     Total
                                                                              In Thousands of US Dollars
                                                                              --------------------------
ASSETS
Cash and due from Bank                             2,681                                                                      2,681
Time deposits with banks
Held to maturity security                          1,044              92                                                      1,136
Loans                                              1,228           1,219            3,838              58                     6,343
Less allowance for possible loan losses             (449)            (57)            (405)             (1)                     (912)
Customer's acceptance liability
Investments in investee                                                                                                24        24
Bank premises and equipment                                                                                           954       954
Other assets                                         511                                                                        511

Total assets                                       5,015           1,254            3,433              57             978    10,737

LIABILITIES
 Non-interest bearing deposits                     2,330                                                                      2,330
Interest bearing deposits                          1,175             494            2,863                                     4,532
                                                   3,505             494            2,863                                     6,862
Total deposits
Acceptances outstanding                              263                                                                        263
Other liabilities                                    207                                                                        207

Total liabilities                                  3,975             494            2,863                                     7,332

Difference                                         1,040             760              570              57             978     3,405

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TRIMOL GROUP, INC.


Dated: April 14, 1999                        By: /s/ Ted Shapiro
                                                 -------------------------------
                                                 Ted Shapiro, President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Dated: April 14, 1999                        By: /s/ Boris Birshtein
                                                 -------------------------------
                                                 Boris Birshtein, Chairman of
                                                 the Board


Dated: April 14, 1999                        By: /s/ Ted Shapiro
                                                 -------------------------------
                                                 Ted Shapiro, President, Chief
                                                 Executive Officer and Director


Dated: April 14, 1999                        By: /s/ Shmuel Gurfinkel
                                                 -------------------------------
                                                 Shmuel Gurfinkel, Chief
                                                 Financial Officer and Director
                                                 (Principal Accounting Officer)


Dated: April 14, 1999                        By: /s/ Robert L. Blessey
                                                 -------------------------------
                                                 Robert L. Blessey, Secretary
                                                 and Director

                               TRIMOL GROUP, INC.

                                Index of Exhibits

Exhibit No.             Description of Document
-----------             -----------------------

2 Agreement and Plan of Reorganization, effec-tive January 6, 1998, the Company, Edward F. Cowle, H. DeWorth Williams, Gold Hill Mines, Inc., Magnum Associates Ltd. and Starbeam, Ltd.(1)

3                       By-Laws(2)

4                       Specimen of Certificate of Common Stock(2)

16.1                    Letter dated April 1, 1999 from Jones, Jensen
                        & Company, LLC.(3)

16.2                    Letter dated April 9, 1999 from Bavly & Co.(3)

21                      List of Subsidiaries(3)

23.1 Consent of KPMG Accountants, N.V., an af-filiate of KPMG International (3)

----------
      (1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998 and as amended on March 5, 1998 and as amended as of March 27, 1998.

      (2) Incorporated by reference to the Company's Registration Statement on Form 10-SB.

      (3)   Filed herewith.