Form 10QSB
period 1999-03-31
TRIMOL GROUP INC
filed 1999-05-20
CIK 1011733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to ________________

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

Yes |X|   No |_|

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes |_|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999, 12,039,000 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

Yes |_|  No |X|

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Heading                                                                   Page
-------                                                                   ----

Item 1.     Financial Statements.......................................F-1-F-8

Item 2.     Management's Discussion and Analysis and Results of Operations...1

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.................................7

Signatures...................................................................8

Trimol Group, Inc.

Condensed consolidated interim financial statements as of March 31, 1999

Trimol Group, Inc.

Condensed Consolidated Balance Sheet

-----------------------------------------------------------------------------------------------------------------
                                                                    Note       March 31,                December
                                                                                    1999                31, 1998
-----------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
ASSETS
Cash and cash equivalents                                                          4,535                   4,173
Interest bearing deposit                                                               -                     215
Held to maturity securities                                                        1,207                   1,136
Loans                                                                  5,797                   6,343
Less: allowance for possible loan losses                                (865)                   (912)
                                                                                        -------------
                                                                  -----------
Loans, net                                                                         4,932                   5,431
Reinsurance recoverable                                                              136                     148
Property, plant and equipment                                                      7,032                   7,165
Other assets                                                                       1,538                   1,123

                                                                            -------------           -------------
TOTAL ASSETS                                                                      19,380                  19,391
                                                                            =============           =============

LIABILITIES
Non interest bearing deposits                                          3,779                   2,330
Interest bearing deposits                                              3,402                   4,532
                                                                  -----------           -------------
Total deposits                                                                     7,181                   6,862
Acceptances outstanding                                                                                      264
Insurance policy and claim reserves                                                  264                     274
Other liabilities                                                                  1,847                   2,226

                                                                            -------------           -------------
TOTAL LIABILITIES                                                                  9,292                   9,626
                                                                            =============           =============

MINORITY INTEREST                                                                  2,217                   2,199

SHAREHOLDERS' EQUITY
Preferred Stock: 10,000 shares authorized of US$ 1.00 par
value, no shares issued and outstanding.
Common Stock: 30,000,000 shares authorized of US$ 0.01                               120                     120
par value, 12,039,000 and 11,000,000 shares issued and
outstanding respectively.
Additional paid in capital                                                         6,200                   6,018
Retained earnings                                                                  1,551                   1,428

                                                                            -------------           -------------
TOTAL SHAREHOLDERS' EQUITY                                                         7,871                   7,566
                                                                            =============           =============

                                                                            -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        19,380                  19,391
=================================================================================================================

Trimol Group, Inc.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Consolidated Statement of Operations

-----------------------------------------------------------------------------------
                                                       Note      Three        Three
                                                                months       months
                                                                 ended        ended
                                                                 March        March
                                                              31, 1999     31, 1998
------------------------------------------------------------------------------------
(In Thousands of US Dollars, except per share data)
REVENUES
Revenues from hotel                                                465          694
Revenues from document processing                                  903        1,312
Loan interest                                                      271          450
Other interest                                                     174          134
Insurance premiums                                                  18           47
Commissions and fees                                               290          370
Other revenues                                                       1           36
                                                        ----------------------------
TOTAL REVENUES                                                   2,122        3,043

Interest expense                                                   233          143

                                                        ----------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                          1,889        2,900
                                                        ============================

PROVISION FOR BENEFITS, CLAIMS AND CREDIT LOSSES
Provision for credit losses                                         56           64

                                                        ----------------------------
                                                                    56           64
                                                        ============================
OPERATING EXPENSES
Cost of revenue from hotel                                         299          386
Cost of revenue from document processing                           255          511
Other operating expenses                                           604          645
Result from exchange remeasurement                      2          497          124

                                                        ----------------------------
TOTAL OPERATING EXPENSES                                         1,663        1,666
                                                        ============================

                                                        ----------------------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND MINORITY
INTEREST                                                            86        1,170
                                                        ============================

Provision for income taxes                                          28           88
Minority interest, net of income taxes                              19           44

                                                        ----------------------------
NET INCOME                                                         123        1,038
                                                        ============================

Net earnings per share in US$ (basic and diluted)                 0.01         0.10

                                                        ----------------------------



Trimol Group, Inc.

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                                                            12,026,733   10,333,333
====================================================================================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Statement of Changes in Shareholders' Equity

------------------------------------------------------------------------------------
                                                      Three months       Year ended
                                                       ended March     December 31,
                                                          31, 1999             1998
------------------------------------------------------------------------------------
(In Thousands of US Dollars)
COMMON STOCK
Balance, January 1                                             120              110
Issue of common stock                                            -               10

                                                 -----------------------------------
Balance, end of the period                                     120              120
                                                 ===================================

ADDITIONAL PAID-IN CAPITAL
Balance, January 1                                           6,018            5,934
Issue of common stock                                          182               84

                                                 -----------------------------------
Balance, end of the period                                   6,200            6,018
                                                 ===================================

RETAINED EARNINGS
Balance, January 1                                           1,428            (338)
Net income                                                     123            2,950
Dividend paid to outside shareholders                            -          (1,184)

                                                 -----------------------------------
Balance, end of the period                                   1,551            1,428
                                                 ===================================

                                                 -----------------------------------
TOTAL SHAREHOLDERS' EQUITY                                   7,871            7,566
====================================================================================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Trimol Group, Inc.

Condensed Consolidated Statement of Cash Flow

-----------------------------------------------------------------------------------------------------------------
                                                                                   Three months     Three months
                                                                                    ended March      ended March
                                                                                       31, 1999         31, 1998
-----------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                                  123            1,038

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

INCOME AND EXPENSES NOT INVOLVING CASH FLOW
Depreciation                                                                                166              162
Provision for credit losses                                                                  56               64
Minority interest                                                                            19               37
                                                                              -----------------------------------
                                                                                            241              263
                                                                              -----------------------------------

CHANGES IN ASSETS AND LIABILITIES
Net decrease (increase) in other assets                                                    (415)            (347)
Net increase (decrease) in other liabilities                                               (653)             201
Net decrease (increase) in reinsurance recoverable                                           12              (12)
                                                                              -----------------------------------
                                                                                         (1,056)            (158)
                                                                              -----------------------------------

TOTAL ADJUSTMENTS                                                                          (815)             105
                                                                              -----------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                           (692)           1,143
                                                                              ===================================

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemptions of securities held to maturity                                  3,736            3,147
Purchase of securities held to maturity                                                  (3,808)          (2,913)
Proceeds from sale of equipment                                                               -               32
Purchase of equipment                                                                       (33)             (91)
Net decrease (increase) in loans                                                            443             (829)

                                                                              -----------------------------------
NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES                                           338             (654)
                                                                              ===================================

CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                    534              784
Payment of dividends                                                                          -             (713)
Proceeds from issue of share capital                                                        182                -

                                                                              -----------------------------------
NET CASH PROVIDED (USED )FOR FINANCING ACTIVITIES                                           716               71
                                                                              ===================================

Trimol Group, Inc.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
(In Thousands of US Dollars)
Increase in cash and cash equivalents                         362          560
Cash and cash equivalents at beginning of period            4,173        4,079

                                                       ------------------------
CASH AND CASH EQUIVALENTS AT END PERIOD                     4,535        4,639
                                                       ========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                 214          220
Income taxes paid                                              93           40

===============================================================================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Trimol Group, Inc.

Notes to the condensed consolidated financial statements
(In Thousands of US Dollars)

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Trimol Group, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, and do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998, included in the Company's Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 1999. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - RESULTS FROM EXCHANGE REMEASUREMENT

Since 1997 management considers the Moldovan Leu to be a hyperinflation currency. Therefore the functional currency of the entities in Moldova is the United States Dollar which also is the reporting currency of the Company. The books of record of the Moldovan entities are maintained in the Moldovan Leu. Therefore remeasurement into the United States Dollar obviates translation. The remeasurement process produces the same result as if the Moldovan entity's books of record had been initially recorded in the United States Dollar. To accomplish that result, it is necessary to use historical exchange rates between the United States Dollar and the Moldovan Leu in the remeasurement process for certain accounts (the current rate is used for all others). To accomplish that result it is also necessary to recognize currently in income all exchange gains and losses from remeasurement of monetary assets and liabilities that are not denominated in the United States Dollar. Only exchange gains and losses arising from these two remeasurements are recognized in results from exchange remeasurement.

NOTE 3 - STOCK-BASED COMPENSATION PLAN

On February 25, 1999, the Company entered into Employment Agreements with Boris Birshstein, Chairman of the Board and Ted Shapiro and Robert L. Blessey, President and Chief Executive Officer and Secretary, respectively. The Employment Agreements are for a term of five years commencing January 1, 1999. In addition to the provisions for annual salaries and other benefits, the Employment Agreements provide for stock-based compensation. For every USD 1,000,000 of Excess Net Pre-Tax Profits Boris Birshtein will receive 100,000 incentive warrants up to a maximum of 1,000,000 of such warrants per year. Ted Shapiro and Robert L. Blessey will each receive 50,000 incentive warrants up to a maximum of 1,000,000 of such warrants each per year. The warrants will have a five year term and will be exercisable at the market price of the Company's Common Stock on the date of issuance. Excess Net Pre-Tax Profit is defined as the amount by which net pre-tax profit in a year exceeds the net pre-tax profit in the immediately preceding year.

Trimol Group, Inc.

As at March 31, 1999 no such warrants were outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

General

      The Company through its wholly-owned subsidiaries; owns 65% of the issued and outstanding shares of capital stock of the Jolly Alon Limited, a Moldovan corporation ("Hotel"), that operates and manages the Jolly Alon Hotel in Chisinau, Moldova with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding shares of capital stock of Banca Commerciala pe Actiuni "Export-Import", a Moldovan Corporation ("Bank"), which owns a commercial bank in Moldova; 100% of the issued and outstanding shares of capital stock of Exim Asent, S.A. a Moldovan corporation which owns a property and casualty insurance business in Moldova ("Insurance Company"); and 100% of the issued and outstanding shares of capital stock of Intercomsoft, Ltd. ("Intercomsoft") which is the exclusive supplier to the Government of the Republic of Moldova of the technology and equipment required to manufacture secured essential government documents (e.g., passports, drivers' licenses, etc.). The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998. The Company's interest in Intercomsoft was acquired on May 6, 1998. As the Bank, the Hotel, the Insurance Company and Intercomsoft were entities under common control during the fiscal year ended December 31, 1998 and the three month periods ended March 31, 1998 ("1st Quarter 98") and March 31, 1999 ("1st Quarter 99"), their individual operations for those periods are compared below following the Company discussion.

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

      As a result of the economic crisis in Russia, the Moldovan Leu has experienced significant devaluation as it relates to the U.S. dollar. This "exchange rate loss" has led to a charge of $497,000 against 1st Quarter 99 profits.

COMPARISON OF 1ST QUARTER 99 TO 1ST QUARTER 98

The Company

      From 1st Quarter 1998 to 1st Quarter 1999, the Company's revenues declined by approximately $921,000 or approximately 30% from approximately $3,043,000 to $2,122,000, respectively. The economic crisis in Russia has caused an economic slowdown in Moldova which has resulted in less disposable income to the Moldovan population. Operating expenses remained static in raw dollar terms approximately $1,666,000 and $1,663,000, in 1st Quarter 1998 and 1st Quarter 1999,
respectively. Measured as a percentage of revenues, total operating expenses, were approximately 55% and 78% for 1st Quarter 1998 and 1st Quarter 1999, respectively.

      The Company was unable to reduce operating expenses in proportion to reduced revenues, flowing in part from accounting adjustments/losses incurred due to the devaluation of the Moldovan Leu, which escalated from approximately $124,000, or 4% of revenues, in 1st Quarter 98 to approximately $497,000, or 23% of revenues, in 1st Quarter 99.

      In 1st Quarter 98 the Company had net income of approximately $1,038,000, or 34% of revenues. In 1st Quarter 99, income declined from 1st Quarter 98 by approximately $915,000 to approximately $123,000, or 6% of revenues. Had the accounting adjustments/losses incurred due to the devaluation remained constant as a percentage of revenues, the Company's net income would have approximated $535,000 or 25% of revenues in 1st Quarter 99 (assuming all of other components of the Company profit and loss statement had also been constant).

The Bank

      Revenues. The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

      During 1st Quarter 99, the Bank had interest income of approximately $392,000, a decrease of approximately $178,000 or approximately 31% from the 1st Quarter 98 interest income level of approximately $570,000. The largest component of the Bank's interest income was interest earned on loans which was approximately $271,000 and $450,000, or approximately 69% and 79% of the Bank's total interest income during 1st Quarter 99 and 1st Quarter 98, respectively. The decrease both in dollars and as a percentage of interest income of interest earned on loans was the result of the economic crisis in Russia and the related economic slowdown in Moldova, as described above. The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 1st Quarter 99, the Bank earned approximately $87,000 in interest on securities, approximately 22% of the Bank's total interest income in 1st Quarter 99, and approximately $34,000 or approximately 9% of its total interest income from interest earned on deposits with correspondent banks. During the 1st Quarter 98, the Bank earned approximately $91,000 in interest on securities, approximately 16% of the Bank's total interest income in 1st Quarter 98 and approximately $29,000 or 5% of its interest income from interest earned on deposits with correspondent banks. The reason for the foregoing declines in interest earned on securities and on deposits with correspondent banks was the Bank's greater focus on commercial loans which have a greater return than securities and deposits with correspondent banks and management allocating less funds to securities investments and deposits with local banks.

      In addition to interest income, the Bank also had non-interest income of approximately $326,000 during 1st Quarter 99 in comparison to approximately $387,000 in 1st Quarter 98, a decline of approximately $61,000 or 16%. The principal component of the Bank's non-interest income was exchange trading and commissions of approximately $149,000 and $204,000 which represented approximately 46% and 53% of the Bank's non-interest income during 1st Quarter 99 and 1st Quarter 98. Another component of the Bank's non-interest income was financial advisory service fees of approximately $148,000 and $166,000 which represented approximately 45% and 43% of the Bank's non-interest income during 1st Quarter 99, respectively, representing a decline of approximately $18,000 or 11%. Both the decline in financial advisory service fees and exchange trading and non-interest income were related to the devaluation of the Moldovan Leu. Financial advisory service fees are paid in the Moldovan Leu and represented less U.S. dollars when converted. Although the Bank's allowance for possible loan losses increased in raw dollars from approximately $602,000 in 1st Quarter 98 to approximately $865,000 in 1st Quarter 99, when the allowance is measured as a percentage of the amount of outstanding loans (approximately $5,662,000 and $5,797,000 in 1st Quarter 98 and 1st Quarter 99, respectively,) the increase represented an approximate 4% increase.

      Expenses. Offsetting the Bank's interest income during 1st Quarter 99 was interest expense of approximately $233,000, approximately 59% of interest income, comprised principally of interest paid on deposits. During 1st Quarter 98, interest expense was approximately $143,000 or 25% of total interest income.

      Offsetting the Bank's non-interest income during 1st Quarter 98 and 1st Quarter 99 was non-interest expenses of approximately $437,000 and $299,000, respectively, comprised principally of salaries and related costs of approximately $151,000 and $108,000, respectively, communication and transportation expenses of approximately $78,000 and $9,000, respectively, approximately $26,000 and $46,000 of outside services and processing costs, respectively, and approximately $29,000 and $15,000 of marketing and development costs, respectively. From 1st Quarter 98 to 1st Quarter 99 budget cutting measures resulted in reductions in communications and transportation expenses and outside services and processing costs. Marketing and development costs increased from 1st Quarter 98 to 1st Quarter 99 to counter increased competition from new banks. Salaries increased from 1st Quarter 98 to 1st Quarter 99 as a result of increased Bank staffing levels.

      Net Income. For 1st Quarter 99, the Bank's net interest income, after allowance for possible loan losses of approximately $56,000, was approximately $104,000 with non-interest income and revenues combined of approximately $326,000. The Bank's 1st Quarter 99 income was offset by interest expenses of approximately $233,000 and non-interest expenses of $299,000 thereby reducing income before taxes to approximately $131,000, with income taxes of approximately $3,000 resulting in net income of approximately $128,000 from the Bank's business in 1st Quarter 99. Net income was approximately 18% of the Bank's aggregated total non-interest income and interest income for 1st Quarter 99. During 1st Quarter 98, the Bank's net interest income, after allowance for possible loan losses of approximately $64,000, was approximately $363,000 with non-interest income of approximately $387,000. The Bank's 1st Quarter 98 income was offset by interest expenses of approximately $143,000 and non-interest expenses of approximately $437,000, which reduced income before taxes to approximately $313,000, with income taxes reducing net income to approximately $267,000 in 1st Quarter 98. Net income was approximately 28% of the Bank's aggregated total non-interest income and interest income for 1st Quarter 98. Net income declined both in dollars and as a percentage of revenues due to the economic crisis in Russia and the related economic slowdown in Moldova, as described above.

The Hotel

      During 1st Quarter 99, the Hotel's revenues of approximately $465,000 were principally derived from (a) rental of guest accommodations (approximately $295,000 or 63% of the Hotel's revenues); (b) restaurant operations (approximately $67,000 or 2% of the Hotel's revenues); and (c) leasing of stores and offices (approximately $81,000 or 17% of the Hotel's revenues). 1st Quarter 99 Hotel revenues declined by approximately $229,000 or approximately 33% from approximately $694,000 in 1st Quarter 98.

      Total cost of revenues for the Hotel were approximately $386,000 and $299,000 for 1st Quarter 98 and 1st Quarter 99, or approximately 57% and 64% of Hotel revenues, respectively.

      The Hotel experienced a decline in revenues of approximately $229,000 from 1st Quarter 98 to 1st Quarter 99 principally caused by a decline in revenues from restaurant operation flowing from increased restaurant competition and a reduced level of disposable income due to the devaluation of the Moldovan Leu. This decline was offset by new management's budget cutting measures resulting in the Hotel running more efficiently with labor and related expenses, operating equipment purchases and maintenance costs all declining. Also offsetting the decline in revenues was reduced costs of food and beverage, flowing from the reduced demand and cost cutting measures which reduced selling, general and administrative expenses.

      The end result of the foregoing was that in 1st Quarter 99 the Hotel realized a profit of approximately $53,000 (or 11% of revenues) while in 1st Quarter 98 the Hotel derived net income of approximately $148,000 or 21% of its revenues, representing a decrease of $95,000 or a negative variance of 10% when net income is measured as a percentage of revenues. The foregoing dollar amounts are stated before giving effect to the minority (35%) interest of the Republic of Moldova.

Intercomsoft

      Intercomsoft derives its revenue from being the exclusive supplier of the technology required to produce secure essential documents (e.g., passports, drivers' licenses, etc.), to the Government of the Republic of Moldova. During 1st Quarter 98 and 1st Quarter 99, Intercomsoft had revenues from operations of approximately $1,312,000 and $903,000, respectively. Management attributes this approximate 31% decrease in revenues to the Russian economic crisis and Moldovan's having less disposable income. However, Intercomsoft was able to reduce its cost of revenues which were approximately $511,000, or 39% of its revenues in 1st Quarter 98, to approximately $255,000 or 28% of its revenues in 1st Quarter 99. This decline in cost of revenues is the result of a decline in equipment expenditures. Intercomsoft was able to maintain its profitability with net income in 1st Quarter 99 of approximately $637,000 from approximately $715,000 in 1st Quarter 98.

The Insurance Company

      Although the Insurance Company began operations in 1995 it is still in a development stage. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves. Although the Insurance Company earned approximately $47,000 and $40,000 in gross premiums during 1st Quarter 98 and 1st Quarter 99, respectively, earned premiums ceded to reinsurers approximated $41,000 and $20,000 in those years resulting in approximately $6,000 and $20,000 in net premiums earned of the Insurance Company's total revenues of approximately $33,000 and $48,000 for 1st Quarter 98 and 1st Quarter 99, respectively. During 1st Quarter 98 and 1st Quarter 99, the Insurance Company also received net interest income of approximately $14,000 and $19,000, respectively. During 1st Quarter 98 and 1st Quarter 99, the Insurance Company also had approximately $2,000 and $3,000 of other income, respectively, and reinsurance commissions of approximately $11,000 and $6,000. The Insurance Company's total expenses of approximately $71,000 in 1st Quarter 99 resulted in a net loss of approximately $23,000 during 1st Quarter 99 as compared to a net income of approximately $41,000 in 1st Quarter 98 following total expenses of $74,000.

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

Year 2000 Compliance

      The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the latter two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management of the Company, however, has assessed the "Year 2000" compliance expense and related potential effect on the Company's earnings and believes it is compliant as to the Hotel, Insurance Company, Intercomsoft and itself. Most of the recordkeeping of the Hotel, Insurance Company and Intercomsoft is done in manual format or with a manual back-up. Computerized information is kept on staff PCs which are believed to be year 2000 compliant, as to the Hotel, Insurance Company, Intercomsoft and the Company. Additionally, in the locale of the operations of the Operating Entities computerized record creation and maintenance is not widespread and the Hotel, Insurance Company and Intercomsoft clientele and supply bases are not believed to be computer dependent. The Bank has performed an analysis of its Year 2000 Compliance. The Bank's Year 2000 remediation plan is expected to be completed in the summer of 1999 at an approximate cost of $20,000. The Bank has received assurances from most of its key customers, clients and vendors that they are Year 2000 compliant. The Bank has received assurances from all of its key vendors which sell and/or maintain software to or from it, as the case may be, that the key vendors software is Year 2000 compliant.

      The foregoing discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit No.       Description of Document
-----------       -----------------------

      2 Agreement and Plan of Reorganization, effective January 6, 1998, by and among the Company, Edward F. Cowle, H. DeWorth Williams, Gold Hill Mines, Inc., Magnum Associates Ltd. and Starbeam, Ltd.1

      2A          Registrant's Certificate of Incorporation2

      3           By-Laws2

      4           Specimen of Certificate of Common Stock2

      21          List of Subsidiaries3

(b)   REPORTS ON FORM 8-K

      No Current Report on Form 8-K was filed during the Quarter Ended March 31, 1999.

---------------------
      1 Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998, as amended by the Company's Form 8-KA on March 6, 1998.

      2 Incorporated by reference to the Company's Registration Statement on Form 10-SB.

      3 Incorporated by reference to the Company's Report on Form 10-KSB for its fiscal year ended December 31, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRIMOL GROUP, INC.


Dated: May 20, 1999            By: /s/ TED SHAPIRO
                                   ---------------------------------------------
                                   Ted Shapiro, Chief Executive Officer
                                   and President


Dated: May 20, 1999            By: /s/ SHMUEL GURFINKEL
                                   ---------------------------------------------
                                   Shmuel Gurfinkel, Chief Financial Officer