Form 10QSB
period 1999-06-30
TRIMOL GROUP INC
filed 1999-08-20
CIK 1011733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORMz 10-QSB




(Mark One)

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June  30, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to _________________

Commission file number     0-28144
                       -------------------------------------------------------

                               TRIMOL GROUP, INC.
------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                              13-3859706
-------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

        1285 AVENUE OF THE AMERICAS, 35TH FLOOR, NEW YORK, NEW YORK 10019
------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 554-4394
------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Yes  / /             No  / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999, 12,039,000 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

Yes / /             No  / X  /

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


Heading                                                                                                        Page
-------                                                                                                        ----

Item 1.  Financial Statements..............................................................................F-1-F-11

         Condensed Consolidated Balance Sheet...................................................................F-1

         Condensed Consolidated Statement of Operations (Unaudited).........................................F-2-F-3

         Statement of Changes in Shareholders' Equity (Unaudited)...............................................F-4

         Condensed Consolidated Statement of Cash Flow (Unaudited)..........................................F-5-F-6

         Notes to the Condensed Consolidated Financial Statements..........................................F-7-F-11

Item 2.  Management's Discussion and Analysis and Results of Operations........................................3-11


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K........................................................................12

Signatures.......................................................................................................13



                                      (i)

Trimol Group, inc.


CONDENSED CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------------------------
                                                             Note             June 30, 1999            Dec. 31, 1998
                                                                                (Unaudited)                (Audited)
-----------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

ASSETS
Cash and cash equivalents                                                             4,493                    4,173
Interest bearing deposit                                                                355                      215
Held to maturity securities                                                             519                    1,136
Loans                                                                    4,882                   6,343
Less: allowance for possible loan losses                                 (802)                   (912)
                                                                     ----------                 -------

Loans, net                                                                            4,080                    5,431
Reinsurance recoverable                                                                  55                      148
Property, plant and equipment                                                         5,104                    7,165
Investments                                                                              58
Other assets                                                                          1,352                    1,123

                                                                                    ---------                ---------
TOTAL ASSETS                                                                         16,016                   19,391

LIABILITIES
Non interest bearing deposits                                            2,884                   2,330
Interest bearing deposits                                                3,290                   4,532
                                                                     ----------                 -------
Total deposits                                                                        6,174                    6,862
Insurance policy and claim reserves                                                     166                      274
Other liabilities                                                                     1,968                    2,490

                                                                                    ---------                ---------
TOTAL LIABILITIES                                                                     8,308                    9,626

MINORITY INTEREST                                                                     1,664                    2,199

SHAREHOLDERS' EQUITY
Preferred Stock: 10,000 shares authorized $ 1.00 par                                      -                        -
value, no shares issued and outstanding.
Common Stock: 30,000,000 shares authorized $ 0.01 par           3
value, 12,039,000 and 12,039,000 shares issued and
outstanding respectively.
                                                                                        120                      120
Additional paid in capital                                                            6,018                    6,018
Translation reserve                                                     (2,178)                      -
Retained earnings                                                        2,084                   1,428
                                                                     ----------                 -------
Accumulated comprehensive income                                                         94

                                                                                    ---------                ---------
TOTAL SHAREHOLDERS' EQUITY                                                            6,044                    7,566

                                                                                    ---------                ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           16,016                   19,391
-----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Trimol Group, Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
                                                            Six months   Six months       Three       Three
                                                                 ended        ended      months      months
                                                              June 30,     June 30,       ended       ended
                                                                  1999         1998    June 30,    June 30,
                                                                                           1999        1998
--------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars, except per share data)


REVENUES
Revenues from hotel                                              1,067        1,410          597          716
Revenues from document processing                                1,565        2,337          648        1,025
Loan interest                                                      501        1,015          230          565
Other interest                                                     244          322          104          188
Insurance premiums                                                  40          142           17           95
Commissions and fees                                               591          812          272          406

                                                           ------------ ------------ ------------ -------------
TOTAL REVENUES                                                   4,008        6,038        1,868        2,995

Interest expense                                                   391          381          158          238

                                                           ------------ ------------ ------------ -------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                          3,617        5,657        1,710        2,757

PROVISION FOR BENEFITS, CLAIMS AND CREDIT LOSSES
Provision for credit losses                                        112           35           56          (29)

                                                           ------------ ------------ ------------ -------------
                                                                   112           35           56          (29)
OPERATING EXPENSES
Cost of revenue from hotel                                         533          773          241          387
Cost of revenue from document processing                           443          988          188          477
Other operating expenses                                         1,736        1,490        1,037          721

                                                           ------------ ------------ ------------ -------------
TOTAL OPERATING EXPENSES                                         2,712        3,251        1,466        1,585
                                                           ------------ ------------ ------------ -------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND MINORITY            793        2,371          188        1,201
INTEREST

Provision for income taxes                                          51          193           (2)         105
Minority interest, net of income taxes                              86          106           62           62

                                                           ------------ ------------ ------------ -------------

NET INCOME                                                         656        2,072          128        1,034
Net income per share (basic)                                      0.06         0.20         0.01         0.10
Net income per share (diluted)                                    0.05         0.20         0.01         0.10
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        12,039,000   10,333,333   12,039,000   10,333,333
(BASIC)

--------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING        12,505,667   10,333,333   12,505,667   10,333,333
(BASIC & DILUTED)
--------------------------------------------------------------------------------------------------------------

Other Comprehensive Income
Translation reserve                                            (2,178)            -      (1,069)            -
Add: Net Income                                                   656         2,072         128         1,034
                                                           ------------ ------------ ------------ -------------
TOTAL COMPREHENSIVE INCOME                                     (1,522)        2,072        (941)        1,034

Trimol Group, Inc.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Trimol Group, Inc.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                                                 Six months ended  Year ended
                                                                                          June 30,    Dec. 31,
                                                                                             1999        1998
--------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

COMMON STOCK
Balance, January 1                                                                            120         110
Issue of common stock                                                                           -          10

                                                                                          --------    --------
Balance, end of the period                                                                    120         120

ADDITIONAL PAID-IN CAPITAL
Balance, January 1                                                                          6,018       5,934
Issue of common stock                                                                                      84

                                                                                          --------    --------
Balance, end of the period                                                                  6,018       6,018

ACCUMULATED COMPREHENSIVE INCOME
Balance, January 1                                                                          1,428        (338)
Net income                                                                                    656       2,950
Dividends paid                                                                                  -      (1,184)
Translation reserve                                                                        (2,178)          -

                                                                                          --------    --------
Balance, end of the period                                                                   (94)       1,428

                                                                                         ---------------------
TOTAL SHAREHOLDERS' EQUITY                                                                  6,044       7,566
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Trimol Group, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)


--------------------------------------------------------------------------------------------------------------
                                                                                  Six months       Six months
                                                                              ended June 30,   ended June 30,
                                                                                        1999             1998
--------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                               656            2,072

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES

INCOME AND EXPENSES NOT INVOLVING CASH FLOW
Depreciation                                                                             190              265
Provision for credit losses                                                              (94)              35
Minority interest                                                                       (458)             106

                                                                                    -----------      -----------
                                                                                        (361)             406
                                                                                    -----------      -----------

CHANGES IN ASSETS AND LIABILITIES
Net decrease (increase) in other assets                                                 (365)              32
Net increase (decrease) in other liabilities                                            (538)             234
Net decrease (increase) in reinsurance recoverable                                        79              (18)
                                                                                    -----------      -----------
                                                                                        (824)             248
                                                                                    -----------      -----------

TOTAL ADJUSTMENTS                                                                     (1,185)             654
                                                                                    -----------      -----------
                                                                                    -----------      -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        (529)           2,726

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemption of securities held to maturity                                5,497            6,508
Purchase of securities held to maturity                                               (4,970)          (6,461)
Proceeds from sale of equipment                                                           44               39
Purchase of equipment                                                                   (105)             (38)
Net decrease (increase) in loans                                                       1,248              (88)
Acquisition of subsidiaries                                                                -            4,093

                                                                                    -----------      -----------
                                                                                    -----------      -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                              1,714            4,053

CASH FLOW FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                     (588)           1,324
Payment of dividends                                                                       -           (1,330)
Proceeds from issue of share capital                                                                        -
Foreign currency translation adjustment                                                 (227)               -

                                                                                    -----------      -----------
NET CASH PROVIDED USE OR FINANCING ACTIVITIES                                           (865)              (6)
                                                                                    -----------      -----------
                                                                                    -----------      -----------

Trimol Group, Inc.


Increase in cash and cash equivalents                                                    320            6,773
Cash and cash equivalents at beginning of period                                       4,173                0

                                                                                    -----------      -----------
CASH AND CASH EQUIVALENTS AT END PERIOD                                                4,493            2,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                            316              220
Income taxes paid                                                                         82               40

----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Trimol Group, Inc.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of US Dollars)


NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Trimol Group, Inc. (the "Company") included herein have been prepared on the same basis as those in the Annual Report on Form 10-KSB for the year ended December 31, 1998 with the exception of the change from highly inflationary accounting to non highly inflationary accounting during 1999 as discussed in Note 2. In the opinion of management all adjustments (consisting only of normal and recurring) necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 2 - FOREIGN CURRENCY TRANSLATION

The Company operates in the Republic of Moldova and the currency in which the company transacts a significant part of its operations is the Moldovan leu . At January 1, 1998 the three year accumulated rate of inflation was approximately 80%. During 1998, the Company's consolidated financial statements were prepared assuming that that the Moldovan economy remained highly inflationary. The United States Dollar was used as the Company's functional currency during 1998.

In the second quarter of 1999 it was determined that the three year accumulated rate of inflation in the Republic of Moldova was 42.4% at January 1, 1999. A country is only considered to be in hyperinflation if the three year accumulated rate of inflation is 100% or more. Accordingly, management concluded that the Company's functional currency should revert to the Moldovan leu from the United States dollar as from that date.

During the six months period ending June 30, 1998 fluctuations in the Moldovan leu and the United States dollar were charged to Net income under the caption "Results from exchange", during the same period in 1999 the fluctuations were included in the caption "Other comprehensive income", not forming part of Net income.



NOTE 3 - STOCK-BASED COMPENSATION

On February 25, 1999, the Company entered into employment agreements with Boris Birshstein, Chairman of the Board, Ted Shapiro, President, Chief Executive Officer and Director and Robert L. Blessey, Secretary and Director (collectively the "Employment Agreements"). The Employment Agreements are each for a term of five years commencing January 1, 1999. In addition to the provisions for annual salaries and other benefits, the Employment Agreements provide for stock based compensation. As set forth in the Employment Agreements, for every $1,000,000 of the Company's excess net pre-tax profits (net pre-tax profits in each year exceeded by net pre-tax profits in the immediately preceding year) generated by the Company in the determining year, Mr. Birshtein will receive incentive warrants ("Incentive Warrants") to purchase 100,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 1,000,000 shares of Common Stock per year and Messrs. Shapiro and Blessey will each receive Incentive Warrants to purchase 50,000 shares of Common Stock up to a maximum

Trimol Group, Inc.

of 1,000,000 shares per year, at an exercise price equal to the market price of the Common Stock on the date of exercise of the particular Incentive Warrants so exercised.

As of June 30, 1999, no Incentive Warrants were outstanding.

In May 1999, the Company issued warrants to purchase shares of its Common Stock (the "Warrants") to each of Messrs. Birshtein, Shapiro and Blessey, in consideration of the significant time and effort expended by such individuals on the Company's behalf for which they were not compensated. The Company issued Warrants to purchase 600,000, 400,000 and 400,000 shares of Common Stock to Messrs. Birshtein, Shapiro and Blessey respectively. The Warrants are exercisable for a period of five years at an exercise price of $11.50 per share. The holders of the Warrants are entitled to certain demand and piggy-back registration rights with respect to the shares of Common Stock issuable upon exercise of the Warrants.

In May 1999 the Company appointed Jay J. Miller and Abdallah S. Mishrick to its Board of Directors and established an Audit Committee of the Board consisting of Messrs. Miller, Mishrick and Shapiro. Messrs. Miller and Mishrick were each granted five year Warrants to purchase up to 30,000 shares of the Company's Common Stock at an exercise price of $11.50 per share, 15,000 of which vested on the date of the grant and the remaining 15,000 vest on December 31, 1999 provided that each of such individuals is still a member of the Board of Directors.

As of June 30, 1999, Warrants to purchase 1,430,000 shares of Common Stock were issued and outstanding.



NOTE 4-BUSINESS SEGMENT INFORMATION FOR 6 MONTHS ENDED JUNE 30, 1999


----------------------------------------------------------------------------------------------------------------
                                    Bank       Hotel         Insur-     Docu-   Holding      Elimina-     Conso-
                                   opera-     opera-           ance      ment   Activi-         tions    lidated
                                    tions      tions         opera-   proces-      ties
                                                             tions      sing
------------------------------ ---------- ----------- ----------- ---------- ----------- ----------- -----------



Total revenue                      1,303       1,067          73      1,565           -           -         4008
Interest expense                   (391)           -           -          -           -           -        (391)
Total revenue net of
interest expense                     912       1,067          73      1,565           -           -        3,617
Provision for benefits,                                                                                    (112)
claims and credit losses           (112)           -           -          -           -           -
Operating expenses                 (576)       (772)        (78)      (453)       (833)           -      (2,712)
Income (loss) from
operations before income
taxes and minority interest          224         295         (5)      1,112       (833)           -          793
Provision for income taxes           (3)        (48)           -          -           -           -         (51)
Minority interest, net of
taxes                                  -                       -          -           -        (86)         (86)
Net income (loss)                    221         247         (5)      1,112       (833)        (86)          656
Fixed assets                         710       4,323          71          -           -           -        5,104


Trimol Group, Inc.



Other assets                       8,437         446         305      1,566         211        (43)      10,912

Total assets                       9,147       4,769         376      1,566         211        (43)      16,016

------------------------------ ---------- ----------- ----------- ---------- ----------- ----------- -----------

Trimol Group, Inc.

BUSINESS SEGMENT INFORMATION FOR 3 MONTHS ENDED JUNE 30, 1999



----------------------------- ---------- ----------- ----------- ----------- ----------- ----------- -----------
                                Bank       Hotel         Insur-      Docu-   Holding       Elimi-      Conso-
                              opera-      opera-           ance       ment   Activi-       nations    lidated
                               tions       tions         opera-    proces-      ties
                                                          tions       sing
----------------------------- ---------- ----------- ----------- ----------- ----------- ----------- -----------

Total revenue                       601         597          22         647                                1835
Interest expense                  (158)           -           -                                           (158)
Total revenue net of
interest expense                    443         597          22         647                               1,709
Provision for benefits,
claims and credit
losses                             (56)           -                       -                                (56)
Operating expenses
                                  (318)       (396)        (31)       (173)       (548)                 (1,466)
Income (loss) from
operations before income
taxes and
minority interest                    69         201         (9)         474       (548)                     188
Provision for income
taxes                                25        (23)           -           -           -                       2
Minority interest, net of
taxes                                 -           -           -           -           -        (62)        (62)
Net income (loss)                    94         178         (9)         474       (548)        (62)         128
Fixed assets                        710       4,323          71                                           5,104
Other assets                      8,437         446         305       1,566         211        (43)      10,912

Total assets                      9,147       4,769         376       1,566         211        (43)      16,016

----------------------------- ---------- ----------- ----------- ----------- ----------- ----------- -----------



NOTE 5 - SIGNIFICANT CONTRACTS

On May 18, 1999, TriTel Communications Group, Inc. (formerly Global Telcom Group Ltd.) ("TriTel"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement") with the shareholders of I.D.M. Sattelite Division, Inc., a California facilities based telecommunications provider ("IDM"). In accordance with the terms of the Agreement, TriTel agreed to acquire all of the issued and outstanding shares of the capital stock of IDM for: (i) such number of shares of the Company's Common Stock in each of the three years after the date of closing determined using a formula specified in the Agreement based upon a multiple of IDM's net pre-tax profits during each of such years and; (ii) $250,000 to certain minority shareholders of IDM.

Under the Agreement, TriTel also agreed to lend IDM up to $1,200,000 in working capital under conditions specified in the Agreement and to appoint IDM's principal stockholder to the Boards of Directors of the Company and TriTel. The closing of the acquisition is subject to a number of conditions among which is the delivery by IDM of certain required audited financial statements and TriTel's

Trimol Group, Inc.

completion of a satisfactory due diligence regarding IDM which, if not completed by July 31, 1999, gives either party the right to terminate the Agreement. As of July 31, 1999, neither party elected to terminate the agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

General

     The Company through its wholly-owned subsidiaries; owns 65% of the issued and outstanding shares of capital stock of the Jolly Alon Limited, a Moldovan corporation ("Hotel"), that operates and manages the Jolly Alon Hotel in Chisinau, Moldova with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding shares of capital stock of Banca Commerciala pe Actiuni "Export-Import," a Moldovan Corporation ("Bank"), which owns a commercial bank in Moldova; 100% of the issued and outstanding shares of capital stock of Exim Asent, S.A. a Moldovan corporation which owns a property and casualty insurance business in Moldova ("Insurance Company"); and 100% of the issued and outstanding shares of capital stock of Intercomsoft, Ltd. ("Intercomsoft") which is the exclusive supplier to the Government of the Republic of Moldova of the technology, equipment and consumables required to manufacture secured essential government documents (e.g., passports, drivers' licenses, etc.). The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998.
The Company's interest in Intercomsoft was acquired on May 6, 1998. As the
Bank, the Hotel, the Insurance Company and Intercomsoft were entities under common control during the fiscal year ended December 31, 1998, the three
(3) month periods ended June 30, 1998 ("2nd Quarter 1998") and June 30, 1999 ("2nd Quarter 1999"), and the six (6) month periods ended June 30, 1998
("6 Months 1998"), and June 30, 1999 ("6 Months 1999"), their individual operations for those periods are compared below following the Company discussion.

     The Company's subsidiaries operate in the Republic of Moldova and the currency in which the Company transactions a significant part of its operations is the Moldovan Leu. At January 1, 1998, the three year accumulated rate of inflation in the Republic of Moldova was approximately 80% percent.
During 1998, the Company's condensed consolidated financial statements were prepared assuming that the Moldovan economy remained highly inflationary.
The United States dollar was used as the Company's functional currency during 1998.

     In the 2nd Quarter 1999, it was determined that the three year accumulated rate of inflation in the Republic of Moldova was 42.4% at January 1, 1999. A country is only considered to be in hyperinflation if the three year accumulated rate of inflation is 100% or more. Accordingly, management (based upon discussions with its consultants and other persons) concluded the Republic of Moldova was no longer in an hyperinflationary economy and that the Company's functional currency should revert to the Moldovan Leu from the United States dollar as from that date.

COMPARISON OF 2ND QUARTER 1999 TO 2ND QUARTER 1998

The Company

     From 2nd Quarter 1998 to 2nd Quarter 1999, the Company's total revenues declined by approximately $1,127,000 or approximately 38% from approximately $2,995,000 to $1,868,000, respectively. The Company believes such decrease resulted from the economic crisis in Russia causing an economic slowdown in Moldova which resulted in less disposable income to the Moldovan population. Total operating expenses decreased from approximately $1,585,000 and $1,466,000, in 2nd Quarter 1998 and 2nd Quarter 1999, respectively. Measured as a percentage of total revenues, total operating expenses, were approximately 53% and 78% for 2nd Quarter 1998 and 2nd Quarter 1999, respectively.

     The Company was unable to reduce total operating expenses in proportion to reduced total revenues as total operating expenses remained relatively constant but total revenues decreased which management attributed to the above discussed continuing Russian economic crises.

     In 2nd Quarter 1998 the Company had net income of approximately $1,034,000, or approximately 35% of total revenues. In 2nd Quarter 1999, net income declined from 2nd Quarter 1998 by approximately $906,000 to approximately $128,000, or approximately 7% of total revenues in 2nd Quarter 1999. The Company believes such decline in net income in 2nd Quarter 1999 as compared to 2nd Quarter 1998 is a result of the above discussed Russian economic crisis.

The Bank

     REVENUES. The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

     During 2nd Quarter 1999, the Bank had interest income of approximately $695,000, a decrease of approximately $36,000 or approximately 5% from the 2nd Quarter 1998 total interest income of approximately $731,000. The largest component of the Bank's total interest income was interest earned on loans which was approximately $501,000 and $565,000, or approximately 78% and 77% of the Bank's total interest income during 2nd Quarter 1999 and 2nd Quarter 1998, respectively. The decrease both in dollars and as a percentage of interest income of interest earned on loans was the result of the economic crisis in Russia and the related economic slowdown in Moldova, as described above. The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 2nd Quarter 1999, the Bank earned approximately $45,000 in interest on securities, approximately 15% of the Bank's total interest income in 2nd Quarter 1999, and approximately $28,000 or approximately 9% of its total interest income from interest earned on deposits with correspondent banks. During the 2nd Quarter 1998, the Bank earned approximately $103,000 in interest on securities, approximately 14% of the Bank's total interest income in 2nd Quarter 1998 and approximately $63,000 or 9% of its interest income from interest earned on deposits with correspondent banks. The reason for the foregoing declines in interest earned on securities and on deposits with correspondent banks was the Bank's greater focus on commercial loans which have a greater return than securities and deposits with correspondent banks and management allocating less funds to securities investments and deposits with local banks.

     In addition to interest income, the Bank also had non-interest income of approximately $387,000 during 2nd Quarter 1999 in comparison to approximately $367,000 in 2nd Quarter 1998, a decrease of approximately $20,000 or 6%. The principal component of the Bank's non-interest income was exchange trading and commissions of approximately $175,000 and $158,000 which represented approximately 45% and 43% of the Bank's non-interest income during 2nd Quarter 1999 and 2nd Quarter 1998. Another component of the Bank's non-interest income was financial advisory service fees of approximately $212,000 and $193,000 which represented approximately 54% and 52% of the Bank's non-interest income during 2nd Quarter 1999 and 2nd Quarter 1998, respectively, representing an increase of approximately $20,000 or 6%. Financial advisory service fees are paid in the Moldovan Leu and represented less U.S. dollars when converted. Although the Bank's allowance for possible loan losses increased in raw dollars from approximately $29,000 in 2nd Quarter 1998 to approximately $56,000 in 2nd Quarter 1999, when the allowance is measured as a percentage of the amount of outstanding loans (approximately $9,129,000 and $4,882,000 in 2nd Quarter 1998 and 2nd Quarter 1999, respectively), the increase represented an approximate 3% increase.

     EXPENSES. Offsetting the Bank's total interest income during 2nd Quarter 1999 was total interest expense of approximately $158,000, approximately 52% of interest income, comprised principally of interest paid on deposits. During 2nd Quarter 1998, interest expense was approximately $238,000 or 33% of total interest income.

     Offsetting the Bank's non-interest income during 2nd Quarter 1998 and 2nd Quarter 1999 was total non-interest expenses of approximately $424,000 and $437,000, respectively, comprised principally of salaries and related costs of approximately $257,000 and $97,000, respectively, communication and transportation expenses of approximately $22,000 and $8,000, respectively, approximately $8,0000 and $64,000 of outside services and processing costs, respectively, and approximately $18,000 and $17,000 of marketing and development costs, respectively. Marketing and development costs increased from 2nd Quarter 1998 to 2nd Quarter 1999 to counter increased competition from new banks. Salaries increased from 2nd Quarter 1998 to 2nd Quarter 1999 as a result of increased Bank staffing levels.

     NET INCOME. For 2nd Quarter 1999, the Bank's net interest income, after allowance for possible loan losses of approximately $56,000, was approximately $89,000, and its total non-interest income was approximately $387,000, resulting in a combined, aggregate total interest income and total non-interest income of approximately $690,000. The Bank's 2nd Quarter 1999 income was offset by total interest expenses of approximately $158,000 and non-interest expenses of $437,000 resulting in net income of approximately $51,000 from the Bank's business in 2nd Quarter 1999. Net income was approximately 32% of the Bank's aggregated total non-interest income and total interest income for 2nd Quarter 1999. During 2nd Quarter 1998, the Bank's net interest income, after allowance for possible loan losses of approximately $29,000, was approximately $522,000 with non-interest income of approximately $367,000. The Bank's 2nd Quarter
1998 income was offset by interest expenses of approximately $238,000 and non-interest expenses of approximately $424,000, which reduced income before taxes to approximately $465,000, with income taxes reducing net income to approximately $62,000 in 2nd Quarter 1998. Net income was approximately 42% of the Bank's aggregated total non-interest income and interest income for 2nd Quarter 1998. Net income declined both in dollars and as a percentage of revenues due to the economic crisis in Russia and the related economic slowdown in Moldova, as described above.

The Hotel

     During 2nd Quarter 1999, the Hotel's revenues of approximately $597,000 were principally derived from (a) rental of guest accommodations (approximately $362,000 or 60% of the Hotel's revenues); (b) restaurant operations (approximately $73,000 or 12% of the Hotel's revenues); and (c) leasing of stores and offices (approximately $162,000 or 27% of the Hotel's revenues). Second Quarter 1999 Hotel revenues declined by approximately $120,000 or approximately 17% from approximately $716,000 in 2nd Quarter 1998.

     Total cost of revenues for the Hotel were approximately $387,000 and $241,000 for 2nd Quarter 1998 and 2nd Quarter 1999, or approximately 54% and 45% of Hotel revenues, respectively.

     The Hotel experienced a decline in revenues of approximately $120,000 from 2nd Quarter 1998 to 2nd Quarter 1999 principally caused by a decline in revenues from restaurant operation flowing from increased restaurant competition and a reduced level of consumer disposable income due to the economic slowdown in Moldova resulting from the Russian economic crises. This decline was offset by new management's budget cutting measures resulting in the Hotel running more efficiently with labor and related expenses, operating equipment purchases and maintenance costs all declining. Also offsetting the decline in revenues was reduced costs of food and beverage, flowing from the reduced demand and cost cutting measures which reduced selling, general and administrative expenses.

     The end result of the foregoing was that in 2nd Quarter 1999 the Hotel realized an operating profit (Hotel revenues minus Hotel cost of revenues) of approximately $356,000 (or approximately 60% of revenues) while in 2nd Quarter 1998 the Hotel derived an operating profit (Hotel revenues minus Hotel cost of revenues) of approximately $329,000 or approximately 46% of its revenues, representing an increase of operating profit of approximately $27,000, or approximately 14% when the Hotel's operating profit is measured as a percentage of the Hotel's revenues for such periods. The foregoing dollar amounts are stated before giving effect to the minority (35%) interest of the government of the Republic of Moldova.

Intercomsoft

     Intercomsoft derives its revenue from being the exclusive supplier of the technology, equipment and consumables required to produce secure essential documents (e.g., passports, drivers' licenses, etc.), to the Government of the

Republic of Moldova. During 2nd Quarter 1998 and 2nd Quarter 1999, Intercomsoft had revenues from operations of approximately $1,025,000 and $459,000, respectively. Management attributes this approximate 56% decrease in revenues to the Russian economic crisis and Moldovan's having less disposable income. However, Intercomsoft was able to reduce its cost of revenues which were approximately $477,000, or approximately 47% of its revenues in 2nd Quarter 1998, to approximately $188,000 or approximately 40% of its revenues in 2nd Quarter 1999. This decline in cost of revenues is the result of a decline in equipment expenditures. Intercomsoft was able to maintain its profitability with operating profit (Intercomsoft revenues minus its cost of revenue) in 2nd Quarter 1999 of approximately $459,000 from approximately $529,000 in 2nd Quarter 1998.

The Insurance Company

     Although the Insurance Company began operations in 1995 it is still in a development stage. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves. Although the Insurance Company earned approximately $95,000 and $45,000 in gross premiums during 2nd Quarter 1998 and 2nd Quarter 1999, respectively, earned premiums ceded to reinsurers approximated $46,000 and $28,000 in those years resulting in approximately $49,000 and $17,000 in net premiums earned of the Insurance Company's total revenues of approximately $104,000 and $45,000 for 2nd Quarter 1998 and 2nd Quarter 1999, respectively. During 2nd Quarter 1998 and 2nd Quarter 1999, the Insurance Company also received net interest income of approximately $22,000 and $5,000, respectively. During 2nd Quarter 1998 and 2nd Quarter 1999, the Insurance Company also had approximately $18,000 and $17,000 of other income, respectively, and reinsurance commissions of approximately $15,000 and $6,000. The Insurance Company's total expenses of approximately $31,000 in 2nd Quarter 1999 resulted in a net loss of approximately $9,000 during 2nd Quarter 1999 as compared to a net income of approximately $59,000 in 2nd Quarter 1998 following total expenses of $45,000.

COMPARISON OF 6 MONTHS 1999 TO 6 MONTHS 1998

The Company

     From 6 Months 1999 to 6 Months 1998, the Company's total revenues declined by approximately $2,030,000 or approximately 34% from approximately $6,038,000 to $4,008,000, respectively. The Company believes such decrease resulted from the above discussed economic crisis in Russia causing an economic slowdown in Moldova which resulted in less disposable income to the Moldovan population. Total operating expenses decreased from approximately $3,251,000 and $2,712,000, for 6 Months 1998 and 6 Months 1999, respectively. Measured as a percentage of total revenues, total operating expenses, were approximately 54% and 67% for 6 Months 1998 and 6 Months 1999, respectively.

     The Company was unable to reduce total operating expenses in proportion to reduced total revenues as total operating expenses decreased partially but total revenues decreased substantially, which management attributed to the above discussed continuing Russian economic crises.

     For the 6 Months 1998, the Company had net income of approximately $2,072,000, or approximately 34% of total revenues. For the 6 Months 1999, net income declined from the 6 Months 1998 by approximately $1,416,000 to approximately $656,000, or approximately 16% of total revenues in the 6 Months 1999. The Company believes such decline in net income in the 6 Months 1999 as compared to the 6 Months 1998 is a result of the above discussed Russian economic crisis.

The Bank

     REVENUES. The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

     For the 6 Months 1999, the Bank had net interest income of approximately $302,000, a decrease of approximately $999,000 or approximately 70% from the 6 Months 1998 total net interest income of approximately $1,301,000. The largest component of the Bank's total net interest income was interest earned on loans which was approximately $501,000 and $1,015,000, or approximately 72% and 78% of the Bank's total interest income during the 6 Months 1999 and the 6 Months 1998, respectively. The decrease both in dollars and as a percentage of interest income of interest earned on loans was the result of the economic crisis in Russia and the related economic slowdown in Moldova, as described above. The remaining components of the Bank's interest income was interest earned on securities and interest earned on deposits with correspondent banks. During the 6 Months 1999, the Bank earned approximately $132,000 in interest on securities, approximately 19% of the Bank's total interest income in the 6 Months 1999, and approximately $62,000 or approximately 9% of its total interest income from interest earned on deposits with correspondent banks. During the 6 Months 1998, the Bank earned approximately $194,000 in interest on securities, approximately 15% of the Bank's total interest income in the 6 Months 1998 and approximately $92,000 or 7% of its interest income from interest earned on deposits with correspondent banks. The reason for the foregoing declines in interest earned on securities and on deposits with correspondent banks was the Bank's greater focus on commercial loans which have a greater return than securities and deposits with correspondent banks and management allocating less funds to securities investments and deposits with local banks.

     In addition to interest income, the Bank also had non-interest income of approximately $684,000 during the 6 Months 1999 in comparison to approximately $754,000 in the 6 Months 1998, a decline of approximately $70,000 or 10%. The principal component of the Bank's non-interest income was exchange trading and commissions of approximately $324,000 and $362,000 which represented approximately 48% and 48% of the Bank's non-interest income during the 6 Months 1999 and the 6 Months 1998, respectively.

     EXPENSES. Offsetting the Bank's total interest income during the 6 Months 1999 was interest expense of approximately $391,000, approximately 56% of interest income, comprised principally of interest paid on deposits. During the 6 Months 1998, total interest expense was approximately $381,000 or 29% of total interest income.

     Offsetting the Bank's total non-interest income during the 6 Months 1998 and the 6 Months 1999 was total non-interest expenses of approximately $695,000 and $861,000, respectively, including salaries and related costs of approximately $257,000 and $408,000, respectively, communication and transportation expenses of approximately $22,000 and $100,000, respectively, and approximately $18,000 and $32,000 of marketing and development costs, respectively. From the 6 Months 1999 to the 6 Months 1998, budget cutting measures resulted in reductions in communications and transportation expenses and outside services and processing costs. Marketing and development costs increased from the 6 Months 1998 to the 6 Months 1999 to counter increased competition from new banks. Salaries increased from the 6 Months 1998 to the 6 Months 1999 as a result of increased Bank staffing levels.

     NET INCOME. For the 6 Months 1999, the Bank's net interest income, after allowance for possible loan losses of approximately $192,000, was approximately $1,075 with non-interest income and revenues combined of approximately 178,000. For the 6 Months 1999 income was offset by interest expenses of approximately $391,000 and non-interest expenses of $695,000 resulting in net income of approximately $178,000 from the Bank's business in the 6 Months 1999. For the 6 Months 1998, the Bank's income was offset by interest expenses of approximately $381,000 and non-interest expenses of approximately $861,000, which reduced income before taxes to approximately $778,000, with income taxes of approximately $108,000 reducing net income to approximately $670,000 in the 6 Months 1998. Net income was approximately 33% of the Bank's aggregated total non-interest income and interest income for the 6 Months 1998. Net income declined both in dollars and as a percentage of revenues due to the economic crisis in Russia and the related economic slowdown in Moldova, as described above.

The Hotel

     For the 6 Months 1999, the Hotel's revenues of approximately $1,067,000 were principally derived from (a) rental of guest accommodations (approximately $658,000 or 61% of the Hotel's revenues); (b) restaurant operations (approximately $140,000 or 13% of the Hotel's revenues); and (c) leasing of stores and offices (approximately $269,000 or 25% of the Hotel's revenues). For the 6 Months 1999 Hotel revenues increased by approximately $343,000 or 13.2% from approximately $1,410,000 in the 6 Months 1998.

     Total cost of revenues for the Hotel were approximately $773,000 and $533,000 for the 6 Months 1999, or approximately 55% and 50% of Hotel revenues, respectively. This decline in the Hotel's costs of revenues resulted from new management's budget cutting measures resulting in the Hotel running more efficiently with labor and related expenses, operating equipment purchases and maintenance costs all declining and reduced costs of food and beverage, flowing from the reduced demand and cost cutting measures which reduced selling, general and administrative expenses.

     The end result of the foregoing was that for the 6 Months 1999 the Hotel realized an operating profit (Hotel revenues minus Hotel cost of revenues) of approximately $534,000 (or approximately 50% of revenues) while for the 6 Months 1998 the Hotel derived an operating profit (Hotel revenues minus Hotel cost of revenues) of approximately $637,000 or approximately 45% of its revenues, representing a decrease of operating profit of approximately $103,000. Thus, although the Hotel's operating profits expressed in raw dollar terms decreased, the Hotel's profits expressed as a percentage of the Hotel's revenues for the 6 Months 1999 represented an approximately 5% increase over the 6 Months ended 1998. The foregoing dollar amounts are stated before giving effect to the minority (35%) interest of the government of the Republic of Moldova.

Intercomsoft

     Intercomsoft derives its revenue from being the exclusive supplier of the technology required to produce secure essential documents (e.g., passports, drivers' licenses, etc.), to the Government of the Republic of Moldova. During the 6 Months 1998 and the 6 Months 1999, Intercomsoft had revenues from operations of approximately $2,337,000 and $1,565,000, respectively. Management attributes this approximate 33% decrease in revenues to the Russian economic crisis and Moldovan's having less disposable income. However, Intercomsoft was able to reduce its cost of revenues which were approximately $988,000, or approximately 42% of its revenues in the 6 Months 1998, to approximately $443,000 or approximately 28% of its revenues in the 6 Months 1999. This decline in cost of revenues is the result of a decline in equipment expenditures. Intercomsoft was able to maintain its profitability with operating profit (Intercomsoft revenues minus its cost of revenue) in the 6 Months 1999 of approximately $1,112,000 from approximately $1,349,000 in the 6 Months 1998.

The Insurance Company

     Although the Insurance Company began operations in 1995 it is still in a development stage. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves. Although the Insurance Company earned approximately $142,000 and $76,000 in gross premiums during the 6 Months 1998 and the 6 Months 1999, respectively, earned premiums ceded to reinsurers approximated $87,000 and $36,000 in those periods resulting in approximately $55,000 and $40,000 in net premiums earned of the Insurance Company's total revenues of approximately $137,000 and $76,000 for the 6 Months 1998 and the 6 Months 1999, respectively. During the 6 Months 1998 and the 6 Months 1999, the Insurance Company also received net interest income of approximately $36,000 and $24,000, respectively. During the 6 Months 1998 and the 6 Months 1999, the Insurance Company also had approximately $46,000 and $26,000 of other income, respectively, and reinsurance commissions of approximately $26,000 and $9,000. The Insurance Company's total expenses of approximately $78,000 in the 6 Months 1999 resulted in a loss of approximately $5,000 during the 6 Months 1999 as compared to a net income of approximately $18,000 in the 6 Months 1998 following total expenses of $119,000.

Liquidity and Capital Resources

     The Company believes that its existing source of liquidity and its current revenues and cash flow will be adequate to sustain its current operations and to satisfy its current working capital and capital expenditure requirements for the next twelve months. The Company has no current plans for material capital expenditures.

     The Company plans to continue seeking other acquisition candidates, both domestically and internationally, which may be acquired through the issuance of securities and/or the payment of available cash.

Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the latter two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Management of the Company, however, has assessed the "Year 2000" compliance expense and related potential effect on the Company's earnings and believes it is compliant as to the Hotel, Insurance Company, Intercomsoft and itself. Most of the recordkeeping of the Hotel, Insurance Company and Intercomsoft is done in manual format or with a manual back-up. Computerized information is kept on staff PCs which are believed to be year 2000 compliant, as to the Hotel, Insurance Company, Intercomsoft and the Company. Additionally, in the locale of the operations of the Operating Entities computerized record creation and maintenance is not widespread and the Hotel, Insurance Company and Intercomsoft clientele and supply bases are not believed to be computer dependent. The Bank has performed an analysis of its Year 2000 Compliance. The Bank's Year 2000 remediation plan was completed in the quarter ended June 30, 1999 at an approximate cost of $20,000. The Bank has received assurances from most of its key customers, clients and vendors that they are Year 2000 compliant. The Bank has received assurances from all of its key vendors which sell and/or maintain software to or from it, as the case may be, that the key vendors software is Year 2000 compliant.

     Since public utilities in the Republic of Moldova are only to a minor extent dependent upon computerized systems, most operations are performed mechanically, it is not expected that there will be major disruptions in the supply of electricity, heating and other essential utilities after January 1, 2000. The risk of non-operating telephones is mitigated by the fact that Moldova has several network systems, of which two were installed only recently. Considering the absence of electronic networks for intercompany and interbank payment systems in Moldova, possible disruptions in electronic data processing will most probably have an isolated character with only minor effects on the Moldovan economy as a whole.

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

         2A                Registrant's Certificate of Incorporation(2)

         3                 By-Laws(2)

         4                 Specimen of Certificate of Common Stock(2)

         21                List of Subsidiaries(3)



(B)      REPORTS ON FORM 8-K

     On June 24, 1999, the Company filed a Current Report on Form 8-K which reported the granting of certain stock options to certain officers and directors of the Company. The Company filed no other Current Report on Form 8-K during the 2nd Quarter 1999.



------------------------
(1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998, as amended by the Company's Form 8-KA on March 6, 1998.

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

                                       TRIMOL GROUP, INC.



Dated:  August 20, 1999          By:  /s/ Ted Shapiro
                                      ---------------------------------------
                                      Ted Shapiro, Chief Executive Officer
                                      and President



Dated:  August 20, 1999          By:  /s/ Shmuel Gurfinkel
                                      ---------------------------------------
                                      Shmuel Gurfinkel, Chief Financial Officer