Form 10QSB/A
period 1999-03-31
TRIMOL GROUP INC
filed 1999-08-31
CIK 1011733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB(A)


(Mark One)

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

[   ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________________ to _____________________

Commission file number 0-28144

                               TRIMOL GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                         13-3859706
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

        1285 AVENUE OF THE AMERICAS, 35TH FLOOR, NEW YORK, NEW YORK 10019
                    (Address of Principal Executive Offices)

                                 (212) 554-4394
                (Issuer's Telephone Number, Including Area Code)

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

Yes | |  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999, 12,039,000 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

Yes |X|  No |_|

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Heading                                                                                                                     Page
-------                                                                                                                     ----

Item 1.  Financial Statements..........................................................................................   F-1 - F-8

Condensed Consolidated Balance Sheet as of March 31, 1999 (Unaudited) and December 31, 1998 (Audited)..................   F-1

Consolidated Statement of Operations for the three month period ended March 31, 1999 (Unaudited).......................   F-2

Statement of Changes in Shareholders' Equity for the three month period ended March 31, 1999 (Unaudited)...............   F-3

Condensed Consolidated Statement of Cash Flow for the three month period ended March 31, 1999 (Unaudited)..............   F-4 - F-5

Notes to the Condensed Consolidated Financial Statements...............................................................   F-6 - F-8

Item 2.  Management's Discussion and Analysis and Results of Operations................................................   2-7

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................................................   8

Signatures.............................................................................................................   9



                                       (i)

TRIMOL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------------
                                                                                       March 31,           Dec. 31,
                                                                                            1999              1998,
                                                                                     (unaudited)          (audited)
--------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

ASSETS
Cash and cash equivalents                                                                 $4,430             $4,173
Time deposits                                                                                  -                215
Held to maturity securities                                                                1,186              1,136
Loans                                                                         5,797              6,343
Less: allowance for possible loan losses                                       (865)              (912)
                                                                             ------              ------


Loans, net                                                                                 4,932              5,431
Reinsurance recoverable                                                                       37                148
Investments                                                                                   68
Property, plant and equipment                                                              6,066              7,165
Other assets                                                                               1,506              1,123

                                                                                          -------            -------
TOTAL ASSETS                                                                              18,225             19,391
                                                                                          -------            -------

LIABILITIES
Long term liabilities
Non interest bearing deposits                                                 3,778              2,330
Interest bearing deposits                                                     3,419              4,532
                                                                             ------              ------



Total deposits                                                                             7,197              6,862
Insurance policy and claim reserves                                                          155                274
Other liabilities                                                                          1,981              2,490

                                                                                          -------            -------
TOTAL LIABILITIES                                                                          9,333              9,626
                                                                                          -------            -------


MINORITY INTERESTS                                                                         1,907              2,199


SHAREHOLDERS EQUITY
Preferred Stock: 10,000 shares authorized of $1.00 par
value, no shares issued and outstanding.                                                      -                  -
Common Stock: 30,000,000 shares authorized of $0.01 par
value, 12,039,000 and 12,039,000 shares issued and
outstanding respectively.                                                                    120                120

Additional paid in capital                                                                 6,018              6,018
Retained earnings                                                                          1,956              1,428
Translation reserve                                                                       (1,109)
                                                                                          -------            -------
Accumulated comprehensive income                                                             847              7,446
TOTAL SHAREHOLDERS' EQUITY                                                                 6,985              7,566
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $18,225            $19,391
--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRIMOL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
                                                                                 Three months    Three months
                                                                                        ended           ended
                                                                                    March 31,       March 31,
                                                                              1999 (Restated)            1998
--------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars, except share and per share data)
REVENUES
Revenues from hotel                                                               $       470     $       694
Revenues from document processing                                                         918           1,312
Loan interest                                                                             271             450
Other interest                                                                            140             134
Insurance premiums                                                                         23              47
Commissions and fees                                                                      318             406
                                                                                -------------    -------------
TOTAL REVENUES                                                                          2,140           3,043

Interest expense                                                                          233             143
                                                                                -------------    -------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                                 1,907           2,900
                                                                                -------------    -------------

PROVISION FOR BENEFITS, CLAIMS AND CREDIT LOSSES
Provision for credit losses                                                                56              64
                                                                                -------------    -------------
                                                                                           56              64
                                                                                -------------    -------------
OPERATING EXPENSES
Cost of revenue from hotel                                                                292             386
Cost of revenue from document processing                                                  255             511
Other operating expenses                                                                  699             645
Result from exchange remeasurement                                                                        124
                                                                                -------------    -------------
TOTAL OPERATING EXPENSES                                                                1,246           1,666
                                                                                -------------    -------------
                                                                                -------------    -------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST                          605           1,170
                                                                                -------------    -------------

Provision for income taxes                                                                 53              88
Minority interest, net of income taxes                                                     24              44
                                                                                -------------    -------------
NET INCOME                                                                                528           1,038
                                                                                -------------    -------------
                                                                                -------------    -------------
Net income per share (basic and diluted)                                                  .04             .10
                                                                                -------------    -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                           12,039,000      10,333,333

--------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME
Translation reserve                                                                   (1,109)               -
Add: Net Income                                                                          528             1,038
                                                                                -------------    -------------
TOTAL COMPREHENSIVE INCOME                                                        $     (581)           $1,038

--------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRIMOL GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)


------------------------------------------------------------------------------------------------------------------
                                                                              Three months        Three months
                                                                           ended March 31,     ended March 31,
                                                                           1999 (Restated)                1998
------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

COMMON STOCK
Balance, January 1                                                                     120                110
Issue of common stock                                                                    -                 10
                                                                               -----------        -----------
Balance, end of the period                                                             120                120

ADDITIONAL PAID IN CAPITAL
Balance, January 1                                                                   6,018              6,018
Issue of common stock

                                                                               -----------        -----------
Balance, end of the period                                                           6,018              6,018


RETAINED EARNINGS
Balance, January 1                                                                   1,428              (338)
Net income                                                                             528              1,038
Dividend paid to outside shareholders                                                    -              (713)
Translation reserve                                                                (1,109)

                                                                               -----------        -----------
Balance, end of the period                                                             847               (13)

                                                                               -----------        -----------
TOTAL SHAREHOLDERS EQUITY                                                            6,985              6,125
------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TRIMOL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)




--------------------------------------------------------------------------------------------------------------
                                                                              Three months       Three months
                                                                           ended March 31,    ended March 31,
                                                                           1999 (Restated)               1998
--------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

CASH FLOW FROM OPERATING ACTIVITIES

NET INCOME                                                                           $ 528            $ 1,038

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES


INCOME AND EXPENSES NOT INVOLVING CASH FLOW
Depreciation                                                                           137                162
Provision for credit losses                                                             56                 64
Minority interest                                                                       24                 37
                                                                           ---------------    ---------------
                                                                                       217                263
                                                                           ---------------    ---------------
CHANGES IN ASSETS AND LIABILITIES
Net decrease (increase) in other assets                                               (220)              (347)
Net increase (decrease) in other liabilities                                          (586)               201
Net decrease (increase) in reinsurance recoverable                                    (104)               (12)
                                                                           ---------------    ---------------
                                                                                      (910)               189
                                                                           ---------------    ---------------

TOTAL ADJUSTMENTS                                                                     (693)               105
                                                                           ---------------    ---------------
                                                                           ---------------    ---------------



NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      (165)             1,143


CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemption of securities held to maturity                              3,200              3,147
Purchase of securities held to maturity                                             (3,250)            (2,913)
Proceeds from sale of equipment                                                          -                 32
Purchase of equipment                                                                  (41)               (91)
Net decrease (increase) in loans                                                       466               (829)
                                                                           ---------------    ---------------
                                                                           ---------------    ---------------

NET CASH PROVIDED (USED) FOR INVESTING ACTIVITIES                                      375               (654)


CASH FLOW FROM FINANCING ACTIVITIES
Net decrease in deposits                                                               313                784
Payment of dividends                                                                     -               (713)
Proceeds from issue of share capital                                                                        -
Foreign currency translation adjustment                                               (266)                 -
                                                                           ---------------    ---------------
NET CASH PROVIDED (USED) FOR FINANCING ACTIVITIES                                       47                 71
                                                                           ---------------    ---------------
                                                                           ---------------    ---------------
Increase in cash and cash equivalents                                                  257                560
Cash and cash equivalents at beginning of period                                     4,173              4,079
                                                                           ---------------    ---------------

CASH AND CASH EQUIVALENTS AT END PERIOD                                             $4,430            $ 4,639

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                          183                  -
Income taxes paid                                                                       79                  -

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


NOTE 2 - FOREIGN CURRENCY TRANSLATION

The Company operates in Moldova and the currency in which the company transacts its operations is the Moldovan leu.

At January 1, 1998 the three year accumulated rate of inflation in the Republic of Moldova was approximately 80%. During 1998, the Company's consolidated financial statements were prepared assuming that the Moldovan economy remained highly inflationary. The United States dollar was used at the Company's functional currency during 1998.

In the second quarter of 1999, it was determined that at January 1, 1999 the three year accumulated rate of inflation in the Republic of Moldova was 42.4%. A country is only considered to be highly inflationary if the three-year accumulated rate of inflation is 100% or more. Accordingly, management concluded that the Company's functional currency should revert to the Moldovan leu from the United States dollar and that the Company's first quarter financial statements for the year 1999 should be restated accordingly.


During the three month period ending March 31, 1998, fluctuations in the Moldovan leu and the United States dollar were charged to Net Income under the caption "Results from exchange". During the same period in 1999, the fluctuations in the restated statements are included in the caption "Other comprehensive income", not forming part of Net Income.

NOTE 3 - STOCK-BASED COMPENSATION

On February 25, 1999, the Company entered into employment agreements with Boris Birshstein, Chairman of the Board, Ted Shapiro, President, Chief Executive Officer and Director and Robert L. Blessey, Secretary and Director (collectively the "Employment Agreements"). The Employment Agreements are each for a term of five years commencing January 1, 1999. In addition to the provisions for annual salaries and other benefits, the Employment Agreements provide for stock based compensation. As set forth in the Employment Agreements, for every $1,000,000 of the Company's excess net pre-tax profits (net pre-tax profits in each year exceeded by net pre-tax profits in the immediately preceding year) generated by the Company in the determining year, Mr. Birshtein will receive incentive warrants ("Incentive Warrants") to purchase 100,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 1,000,000 shares of Common Stock per year and Messrs. Shapiro and Blessey will each receive Incentive Warrants to purchase 50,000 shares of Common Stock up to a maximum of 1,000,000 shares per year, at an exercise price equal to the market price of the Common Stock on the date of exercise of the particular Incentive Warrants so exercised.

As of March 31, 1999, no Incentive Warrants were outstanding.

NOTE 4-BUSINESS SEGMENT INFORMATION FOR THE PERIOD ENDED MARCH 31, 1999 (UNAUDITED)

Trimol Group, Inc.



-----------------------------------------------------------------------------------------------------------------------------
                                  Bank         Hotel       Insurance       Document       Holding    Elimina-   Consolidated
                            operations    operations      operations     processing    Activities       tions
-----------------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

Total revenue                  $   702           470              51            918             -           -        2,140


Interest expense                  (233)            -               -              -             -           -         (233)


Total revenue net of
interest expense                   469           470              51            918             -           -        1,908


Provision for
benefits, claims and
credit losses                     (56)             -               -              -             -           -          (56)


Operating expenses               (258)          (376)            (47)          (280)         (285)          -       (1,246)


Income (loss) from
operations before
income taxes and
minority interest                  155            94               4            638          (285)          -          605


Provision for income taxes         (28)          (25)              -              -             -           -          (53)


Minority interest, net
of taxes                             -             -               -              -             -        (24)            (24)


Net income (loss)                  127            69               4            638          (285)       (24)            528


Fixed assets                       831         5,143              92              -             -          -           6,066


Other assets                     9,813           379             299          1,561           154        (43)         12,159

                            ----------    ----------       ---------     ----------    ----------    --------   ------------
TOTAL ASSETS                   $10,644         5,522             391          1,561           154        (43)         18,225

-----------------------------------------------------------------------------------------------------------------------------

NOTE 5: RESTATED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS COMPARISON (UNAUDITED)


As explained in Note 2, the method of foreign currency translation was changed after the filing of the Condensed Consolidated Financial Statements for the period ended March 31, 1999. The Condensed Consolidated Financial Statements as restated herein adapt and amend the original filing. The schedule below provides a comparison of the Condensed Consolidated Statement of Operations for such period as restated and as originally filed.


-----------------------------------------------------------------------------------------------------------------
                                                                                  Three months       Three months
                                                                                         ended              ended
                                                                                March 31, 1999     March 31, 1999
                                                                                     (Restated)    (As Originally
                                                                                                            Filed)
-----------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars except share and per share data)
REVENUES
Revenues from hotel                                                                     $  470             $  465
Revenues from document processing                                                          918                903
Loan interest                                                                              271                271
Other interest                                                                             140                174
Insurance premiums                                                                          23                 18
Commissions and fees                                                                       318                290
                                                                                                                1
                                                                                --------------   -----------------
TOTAL REVENUES                                                                           2,140              2,122
Interest expense                                                                           233                233
                                                                                --------------   -----------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                                                  1,907              1,889
                                                                                --------------   -----------------
PROVISION FOR BENEFITS, CLAIMS AND CREDIT LOSSES
Provision for credit losses                                                                 56                 56
                                                                                --------------   -----------------
                                                                                            56                 56
                                                                                --------------   -----------------

OPERATING EXPENSES

Cost of revenue from hotel                                                                 292                299
Cost of revenue from document processing                                                   255                255
Other operating expenses                                                                   699                604
Result from exchange remeasurement                                                           -                497
                                                                                --------------   -----------------
TOTAL OPERATING EXPENSES                                                                 1,246              1,663
                                                                                --------------   -----------------

INCOME FROM OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST                           605                 86
                                                                                --------------   -----------------


Provision for income taxes                                                                  53                 28
Minority interest, net of income taxes                                                      24                 19
                                                                                --------------   -----------------
NET INCOME                                                                                 528                123
                                                                                --------------   -----------------
                                                                                --------------   -----------------
NET INCOME PER SHARE (Basic and Diluted)                                                   .04                 .01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                            12,039,000          12,039,000
                                                                                --------------   -----------------
                                                                                --------------   -----------------

-----------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

SIGNIFICANT ACCOUNTING ISSUES

         This Quarterly Report on Form 10-QSB(A) amends and restates the Quarterly Report of the Company as of March 31,1999 and the three month period then ended. The restatement is the result of a change in the method of foreign currency translation.

         The Company's subsidiaries operate in the Republic of Moldova and the currency in which the Company transacts a significant part of its operations is the Moldovan leu. At January 1, 1998, the three year accumulated rate of inflation in the Republic of Moldova was approximately 80%. During 1998, the Company's condensed consolidated financial statements were prepared assuming that the Moldovan economy remained highly inflationary. The United States dollar was used as the Company's functional currency during 1998.


         In the second quarter 1999, it was determined that at January 1, 1999, the three year accumulated rate of inflation in the Republic of Moldova was 42.4%. A country is only considered to be in hyperinflation if the three year accumulated rate of inflation is 100% or more. Accordingly, management (based upon discussions with its consultants and other persons) concluded the Republic of Moldova no longer had a hyperinflationary economy and that the Company's functional currency should revert to the Moldovan leu from the United States dollar as from that date. The 1st Quarter 1999 (as defined below), has been restated below to conform to the change in Moldova from a hyperinflation economy to a non-hyperinflation economy. The Condensed Consolidated Statement of Operations for 1st Quarter 1999 as originally filed is compared to the restated financial information for 1st Quarter 1999 (appearing in the Condensed Consolidated Statement of Operations in this Report) in Note 5 to the Notes to the Condensed Consolidated Financial Statements.


RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

General

         The Company, through its wholly-owned subsidiaries, owns 65% of the issued and outstanding shares of capital stock of the Jolly Alon Limited, a Moldovan corporation ("Hotel"), that operates and manages the Jolly Alon Hotel in Chisinau, Moldova with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding shares of capital stock of Banca Commerciala pe Actiuni "Export-Import," a Moldovan Corporation ("Bank"), which owns a commercial bank in Moldova; 100% of the issued and outstanding shares of capital stock of Exim Asint, S.A. a Moldovan corporation which owns a property and casualty insurance business in Moldova ("Insurance Company"); and 100% of the issued and outstanding shares of capital stock of Intercomsoft, Ltd. ("Intercomsoft") which is the exclusive supplier to the Government of the Republic of Moldova of the technology, equipment and consumables required to manufacture secure essential government documents (e.g., passports, drivers' licenses, etc.). The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998. The Company's interest in Intercomsoft was acquired on May 6, 1998. As the Bank, the Hotel, the Insurance Company and Intercomsoft were entities under common control during the fiscal year ended December 31, 1998 and the three (3) month periods ended March 31, 1998 ("1st Quarter 1998") and March, 1999 ("1st Quarter 1999"), their individual operations for those periods are compared below following the Company discussion.

COMPARISON OF 1ST QUARTER 1999 TO 1ST QUARTER 1998

The Company

         From 1st Quarter 1998 to 1st Quarter 1999, the Company's total revenues declined by approximately $903,000 or approximately 30% from approximately $3,043,000 to $2,140,000, respectively. The Company believes such decrease resulted from the economic crisis in Russia causing an economic slowdown in Moldova which resulted in less disposable income to the Moldovan population. Total operating expenses decreased from approximately $1,666,000 and $1,246,000 in 1st Quarter 1998 and 1st Quarter 1999, respectively. Measured as a percentage of total revenues, total operating expenses, were approximately 55% and 58% for 1st Quarter 1998 and 1st Quarter 1999, respectively.

         The Company was unable to reduce total operating expenses in proportion to reduced total revenues as total operating expenses remained relatively constant but total revenues decreased which management attributed to the above discussed continuing Russian economic crises resulting in an economic slowdown in Moldova and the Moldovan's having less disposable income.

         In 1st Quarter 1998 the Company had net income of approximately $1,038,000, or approximately 34% of total revenues. In 1st Quarter 1999, net income declined from 1st Quarter 1998 by approximately $510,000 to approximately $528,000 or approximately 25% of total revenues in 1st Quarter 1999. The Company believes such decline in net income in 1st Quarter 1999 as compared to 1st Quarter 1998 is a result of the above discussed Russian economic crisis.

The Bank

         REVENUES. The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

         During 1st Quarter 1999, the Bank had interest income of approximately $392,000, a decrease of approximately $178,000 or approximately 31% from the 1st Quarter 1998 total interest income of approximately $570,000. The largest component of the Bank's total interest income was interest earned on loans which was approximately $271,000 and $450,000, or approximately 69% and 79% of the Bank's total interest income during 1st Quarter 1999 and

1st Quarter 1998, respectively. The decrease both in dollars and as a percentage of interest income of interest earned on loans was the result of the economic crisis in Russia and the related economic slowdown in Moldova, as described above. The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 1st Quarter 1999, the Bank earned approximately $87,000 in interest on securities, approximately 22% of the Bank's total interest income in 1st Quarter 1999, and approximately $34,000 or approximately 9% of its total interest income from interest earned on deposits with correspondent banks. During the 1st Quarter 1998, the Bank earned approximately $91,000 in interest on securities, approximately 16% of the Bank's total interest income in 1st Quarter 1998 and approximately $29,000 or 5% of its interest income from interest earned on deposits with correspondent banks.

         In addition to interest income, the Bank also had non-interest income of approximately $310,000 during 1st Quarter 1999 in comparison to approximately $387,000 in 1st Quarter 1998, a decrease of approximately $77,000 or 20%. The principal component of the Bank's non-interest income was exchange trading and commissions of approximately $149,000 and $204,000 which represented approximately 48% and 53% of the Bank's non-interest income during 1st Quarter 1999 and 1st Quarter 1998. Another component of the Bank's non-interest income was financial advisory service fees of approximately $148,000 and $160,000 which represented approximately 48% and 41% of the Bank's non-interest income during 1st Quarter 1999 and 1st Quarter 1998, respectively, representing a decrease of approximately $12,000 or 8%. Financial advisory service fees are paid in the Moldovan Leu and represented less U.S. dollars when converted. Although the Bank's allowance for possible loan losses increased in raw dollars from approximately $602,000 in 1st Quarter 1998 to approximately $865,000 in 1st Quarter 1999, when the allowance is measured as a percentage of the amount of outstanding loans (approximately $5,662,000 and $5,797,000 in 1st Quarter 1998 and 1st Quarter 1999, respectively), the increase (expressed as a percentage) was only 4% in 1st Quarter 1999 as compared to the 1st Quarter 1998.

         EXPENSES. Offsetting the Bank's total interest income during 1st Quarter 1999 was total interest expense of approximately $233,000, approximately 59% of interest income. During 1st Quarter 1998, interest expense was approximately $143,000 or 24% of total interest income.

         Offsetting the Bank's non-interest income during 1st Quarter 1998 and 1st Quarter 1999 was total non-interest expenses of approximately $437,000 and $258,000, respectively, comprised principally of salaries and related costs of approximately $151,000 and $108,000, respectively, communication and transportation expenses of approximately $78,000 and $9,000, respectively, approximately $26,000 and $46,000 of outside services and processing costs, respectively, and approximately $29,000 and $15,000 of marketing and development costs, respectively. A substantial portion of such decrease was due to aggressive cost cutting measures implemented by the Bank.

         NET INCOME. For 1st Quarter 1999, the Bank's net interest income, after allowance for possible loan losses of approximately $56,000, was approximately $103,000, and its total non-interest income was approximately $310,000.

Total interest income and total non-interest income was approximately $702,000. The Bank's 1st Quarter 1999 income was offset by total interest expenses of approximately $233,000 and non-interest expenses of $258,000 resulting in net income of approximately $127,000 from the Bank's business in 1st Quarter 1999. Net income was approximately 18% of the Bank's aggregated total non-interest income and total interest income for 1st Quarter 1999. During 1st Quarter 1998, the Bank's net interest income, after allowance for possible loan losses of approximately $64,000, was approximately $363,000 with non-interest income of approximately $387,000. The Bank's 1st Quarter 1998 income was offset by interest expenses of approximately $143,000 and non-interest expenses of approximately $437,000, which reduced income before taxes to approximately $313,000, with income taxes reducing net income to approximately $267,000 in 1st Quarter 1998. Net income was approximately 28% of the Bank's aggregated total non-interest income and interest income for 1st Quarter 1998. Net income declined both in dollars and as a percentage of revenues due to the economic crisis in Russia and the related economic slowdown in Moldova, as described above.

The Hotel

         During 1st Quarter 1999, the Hotel's revenues were approximately $470,000. First Quarter 1999 Hotel revenues declined by approximately $224,000 or approximately 32% from approximately $694,000 in 1st Quarter 1998.


         Total cost of revenues for the Hotel were approximately $386,000 and $292,000 for 1st Quarter 1998 and 1st Quarter 1999, or approximately 56% and 62% of Hotel revenues, respectively.

         The Hotel's approximately $224,000 decline in revenues from 1st Quarter 1998 to 1st Quarter 1999 resulted principally from a decline in revenues from restaurant operation flowing from increased restaurant competition and a reduced level of consumer disposable income due to the economic slowdown in Moldova resulting from the Russian economic crises. This decline was offset by new management's budget cutting measures resulting in the Hotel running more efficiently with labor and related expenses, operating equipment purchases and maintenance costs all declining. Also offsetting the decline in revenues was reduced costs of food and beverage, flowing from the reduced demand and cost cutting measures which reduced selling, general and administrative expenses.

         The end result of the foregoing was that in 1st Quarter 1999 the Hotel realized an operating profit (Hotel revenues minus Hotel cost of revenues) of approximately $178,0000 (or approximately 38% of revenues) while in 1st Quarter 1998 the Hotel derived an operating profit (Hotel revenues minus Hotel cost of revenues) of approximately $308,000 or approximately 44% of its revenues, representing an decrease in operating profit of approximately $130,000, or approximately 6% when the Hotel's operating profit is measured as a percentage of the Hotel's revenues for such periods. The foregoing dollar amounts are stated before giving effect to the minority (35%) interest of the Government of the Republic of Moldova.

Intercomsoft

         Intercomsoft derives its revenue from being the exclusive supplier of the technology, equipment and consumables required to produce secure essential documents (e.g., passports, drivers' licenses, etc.), to the Government of the Republic of Moldova. During 1st Quarter 1998 and 1st Quarter 1999, Intercomsoft had revenues from operations of approximately $1,312,000 and $918,000, respectively. Management attributes this approximate 30% decrease in revenues to the Russian economic crisis and Moldovan's having less disposable income. However, Intercomsoft was able to reduce its cost of revenues which were approximately $511,000, or approximately 39% of its revenues in 1st Quarter 1998, to approximately $255,000 or approximately 28% of its revenues in 1st Quarter 1999. This decline in cost of revenues is the result of a decline in equipment expenditures. Intercomsoft was able to maintain its profitability with operating profit (Intercomsoft revenues minus its cost of revenue) in 1st Quarter 1999 of approximately $663,000 from approximately $801,000 in 1st Quarter 1998.

The Insurance Company

         Although the Insurance Company began operations in 1995 it is still in a development stage. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves. Although the Insurance Company earned approximately $47,000 and $31,000 in gross premiums during 1st Quarter 1998 and 1st Quarter 1999, respectively, earned premiums ceded to reinsurers approximated $41,000 and $8,000 in those years resulting in approximately $6,000 and $23,000 in net premiums earned of the Insurance Company's total revenues of approximately $48,000 and $51,000 for 1st Quarter 1998 and 1st Quarter 1999, respectively. During 1st Quarter 1998 and 1st Quarter 1999, the Insurance Company also received net interest income of approximately $14,000 and $19,000, respectively. During 1st Quarter 1998 and 1st Quarter 1999, the Insurance Company also had approximately $2,000 and $6,000 of other income, respectively, and reinsurance commissions of approximately $11,000 and $3,000. The Insurance Company's total expenses of approximately $47,000 in 1st Quarter 1999 resulted in a net income of approximately $4,000 during 1st Quarter 1999 as compared to a net loss of approximately $41,000 in 1st Quarter 1998.

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

         3                 By-Laws(2)

         4                 Specimen of Certificate of Common Stock(2)

         21                List of Subsidiaries(3)

         27.1              Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         The Company filed no Current Reports on Form 8-K during the 1st Quarter 1999.

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

                                            TRIMOL GROUP, INC.


Dated: As of August 31, 1999                By: /s/ TED SHAPIRO
                                                --------------------------------
                                                Ted Shapiro, Chief Executive
                                                Officer and President


Dated: As of August 31, 1999                By: /s/ SHMUEL GURFINKEL
                                                --------------------------------
                                                Shmuel Gurfinkel, Chief
                                                Financial Officer