Form 10QSB
period 1999-09-30
TRIMOL GROUP INC
filed 1999-11-19
CIK 1011733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[ x ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from          to
                              ---------    -------------------------------------

Commission file number 0-28144

                               TRIMOL GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                       13-3859706
--------------------------------                     ----------------------
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

Yes  X   No
    ----    ------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes               No
    ----              ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999, 12,039,000 shares of Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format (check one):

Yes               No    X
    -----             ----

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

HEADING                                                                                                        PAGE

Item 1. Financial Statements...............................................................................    F-1 - F-10

        Consolidated Balance Sheet.........................................................................    F-1

        Consolidated Statement of Income and Comprehensive Income (Unaudited)..............................    F-2

        Consolidated Statement of Changes in Shareholders' Equity (Unaudited)..............................    F-3

        Consolidated Statement of Cash Flows (Unaudited)...................................................    F-4

        Notes to the Consolidated Financial Statements.....................................................    F-5 - F-10

Item 2. Management's Discussion and Analysis and Results of Operations.....................................    2-7

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................................................     8

Signatures.................................................................................................     9


                                       (i)

CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------
                                                                 September 30, 1999        December 31, 1998
                                                                     (Unaudited)                (Audited)
------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

ASSETS
Cash and cash equivalents                                                   4,683                    4,173
Interest bearing deposit                                                      111                      215
Held to maturity securities                                                   820                    1,136
Loans                                                       4,136                     6,343
Less: allowance for possible loan losses                     (638)                     (912)
                                                         --------                  --------

Loans, net                                                                  3,498                    5,431
Reinsurance recoverable                                                        89                      148
Property, plant and equipment                                               5,268                    7,165
Other assets                                                                1,815                    1,123
                                                                       ----------                ---------
TOTAL ASSETS                                                               16,284                   19,391

LIABILITIES
Non interest bearing deposits                               3,794                    2,330
Interest bearing deposits                                   2,044                    4,532
                                                         --------                  -------
Total deposits                                                              5,838                    6,862
Insurance policy and claim reserves                                           228                      274
Other liabilities                                                           2,243                    2,490
                                                                      -----------                ---------
TOTAL LIABILITIES                                                           8,309                    9,626

MINORITY INTEREST                                                           1,756                    2,199

SHAREHOLDERS' EQUITY
Preferred stock: 10,000 shares authorized                                       -                        -
$1.00 par value, no shares issued and outstanding

Common stock: 30,000,000 shares authorized
$0.01 par value, 12,039,000 shares issued and
outstanding as at September 30, 1999 and
12,023,000 shares issued and outstanding as at
December 31, 1998
                                                                              120                      120

Additional paid in capital                                  6,200                                    6,018
Deferred compensation                                         (61)
                                                         --------     -----------
                                                                            6,139

Accumulated other comprehensive income                                     (1,862)                       -

Retained earnings                                                           1,822                    1,428
                                                                      -----------                ---------
TOTAL SHAREHOLDERS' EQUITY                                                  6,219                    7,566
                                                                      -----------                ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 16,284                   19,391
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                           Nine months  Nine months Three months Three months
                                                                 ended        ended        ended        ended
                                                             September    September    September    September
                                                              30, 1999     30, 1998     30, 1999     30, 1998
--------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars, except share per share data)

REVENUES
Revenues from hotel                                              1,580        1,953          513          543
Revenues from document processing                                2,142        3,630          577        1,293
Loan interest                                                      763        1,510          262          495
Other interest                                                     336          507           92          185
Insurance premiums                                                  58          170           18           28
Commissions and fees                                             1,064        1,161          473          349
                                                          ----------------------------------------------------
TOTAL REVENUES                                                   5,943        8,931        1,935        2,893

Interest expense                                                   472          652           81          271
                                                          -----------------------------------------------------
TOTAL REVENUES, NET OF INTEREST EXPENSE                          5,471        8,279        1,854        2,622

PROVISION FOR BENEFITS, CLAIMS AND CREDIT LOSSES
Provision for credit losses                                        327          103          215           68
Provision for benefits and claims                                   27           36            9           78
                                                          -----------------------------------------------------
                                                                   354          139          224           78
OPERATING EXPENSES
Cost of revenue from hotel                                         829        1,099          296          326
Cost of revenue from document processing                           569        1,472          126          484
Other operating expenses                                         3,116        2,016        1,398          552
                                                          ----------------------------------------------------
TOTAL OPERATING EXPENSES                                         4,514        4,587        1,820        1,362
                                                          ----------------------------------------------------
INCOME FROM OPERATIONS BEFORE INCOME TAXES AND MINORITY
INTEREST                                                           603        3,553        (190)        1,182
Provision for income taxes                                         113          258           62           65
Minority interest, net of income taxes                              96          135           10           29
                                                          -----------------------------------------------------
NET INCOME (LOSS)                                                  394        3,160        (262)        1,088

Net income per share (basic and diluted)                           .03          .26        (.02)          .09
                                                          ----------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
(BASIC & DILUTED))                                          12,035,542   12,023,000   12,039,000   12,023,000
--------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Net Income (loss)                                                  394        3,160        (262)        1,088
Other comprehensive income-translation reserve
                                                                (1,862)                     316
                                                          ----------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                      (1,468)       3,160          54         1,088
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

--------------------------------------------------------------------------------------------------------------
                                                                 Nine months ended                  Year ended
                                                                September 30, 1999           December 31, 1998
                                                                       (Unaudited)                   (Audited)
--------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

PREFERRED STOCK
Balance, January 1                                                               -                          -
ISSUE OF PREFERRED STOCK                                                         -                          -
                                                                ---------------------------------------------
Balance, end of the period                                                       -                          -

COMMON STOCK
Balance, January 1                                                             120                        110
Issue of common stock                                                            -                         10
                                                                ---------------------------------------------
Balance, end of the period                                                     120                        120

ADDITIONAL PAID-IN CAPITAL
Balance, January 1                                                           6,018                      5,934
Issue of common stock                                                          182                         84
                                                                ---------------------------------------------
Balance, end of the period                                                   6,200                      6,018

OTHER COMPREHENSIVE INCOME
Balance, January 1                                                              -                           -
                                                                ------------------        -------------------
Balance, end of period                                                      (1,862)                         -

DEFERRED COMPENSATION
Balance, January 1                                                               -                          -
Issuance of shares                                                             (61)                         -
                                                                ------------------        -------------------
Balance, end of period                                                         (61)

RETAINED EARNINGS
Balance, January 1                                                           1,428                       (338)
Net income of period                                                           394                      2,950
                                                                ------------------        -------------------
Payment of dividends                                                             -                     (1,184)
                                                                ------------------        -------------------
Balance, end of period                                                       1,822                      1,428
                                                                ------------------        -------------------
                                                                ---------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                   6,280                      7,566
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
                                                                                  Nine months      Nine months
                                                                               ended September  ended September
                                                                                    30, 1999          30, 1998
--------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                                               394            3,160

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Depreciation                                                                             383              371
Provision for credit losses                                                             (294)             118
Increase (decrease) in minority interest                                                (475)             135
Increase (decrease) in provision for insurance policy and claims reserves                (49)              51
                                                                                    -------------------------
                                                                                        (435)             677
                                                                                    -------------------------
Decrease (increase) in other assets                                                     (579)             121
Increase (decrease) in other liabilities                                                (287)              41
Decrease (increase) in reinsurance recoverable                                            63              (15)
                                                                                    -------------------------
                                                                                        (803)             147
                                                                                    -------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     (844)           3,984

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemption of securities held to maturity                               (9,104)          10,770
Purchase of securities held to maturity                                                9,150          (11,041)
Proceeds from sale of equipment                                                           51               39
Purchase of equipment                                                                   (225)            (230)
Net decrease (increase) in loans                                                       2,365           (4,063)
Decrease in interest bearing deposits                                                   (979)           2,415
Acquisition of subsidiaries                                                                             4,079

Investments in investees                                                                                  (4)
Repayment of leasing transactions                                                                           8
                                                                                    -------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                              1,258            1,973

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in deposits
Payment of dividends                                                                       -                -
Proceeds from issue of share capital                                                    (121)          (1,303)
                                                                                    -------------------------
NET CASH PROVIDED (USED BY) IN FINANCING ACTIVITIES                                     (121)          (1,303)
                                                                                    -------------------------
Foreign currency translation adjustment                                                  339              131

Increase in cash and cash equivalents                                                    510            4,785
Cash and cash equivalents at beginning of period                                       4,173                -
                                                                                    -------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             4,683            4,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                            472              271
Income taxes paid                                                                        113               65
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 included herein have been prepared on the same basis as those in the Annual Report on Form 10-KSB for the year ended December 31, 1998 with the exception of the change from highly inflationary accounting to non highly inflationary accounting during 1999 as discussed in Note 3. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE 2 - RISKS

The Company's subsidiaries operate in the Republic of Moldova, a former Republic of the Soviet Union. Accordingly, the current (and future) political and economic situation in the Republic of Moldova could have a material adverse effect on the Company and its subsidiaries. In addition, the Republic of Moldova is heavily dependent on Russia and on a number of former Republics of the Soviet Union. The current (and future) political and economic situation in Russia and the former Republics of the Soviet Union, which have historically been unstable, at times, could also have a material adverse effect of the Company and its subsidiaries.

NOTE 3 - FOREIGN CURRENCY TRANSLATION

The Company operates in the Republic of Moldova and the currency in which the Company transacts most of its operations is the Moldovan Leu. At January 1, 1998 the three year accumulated rate of inflation in the Republic of Moldova was approximately 80%. A country is generally considered to be in hyperinflation if the three year accumulated rate of inflation is 100% or more. During 1998, the Company's consolidated financial statements were prepared assuming that the Moldovan economy remained highly inflationary as the inflation rate had historically been volatile and had just declined to a rate below 100%. The United States Dollar was used as the Company's functional currency during 1998.

In the second quarter of 1999, it was determined that at January 1, 1999 the three year accumulated rate of inflation was approximately 42.4%. Accordingly, management concluded that the Company's functional currency should revert to the Moldovan Leu from the United Stated Dollar as from that date.

During the nine months ended September 30, 1999 fluctuations in the Moldovan Leu and the United States Dollar reduced the Company's net income in the amounts reflected in the Company's Consolidated Statement of Income and Comprehensive Income under the line item "Other Comprehensive Income", as a component of Shareholders Equity. During the same period in 1998, such fluctuations were not included in the Company's financial statements as the inflation rate was stable and the matter was not material to the presentation of the Company's financial condition.

NOTE 4 - STOCK-BASED COMPENSATION

On February 25, 1999, the Company entered into employment agreements with Boris Birshstein, Chairman of the Board, Ted Shapiro, President, Chief Executive Officer; and Director and Robert L. Blessey, Secretary and Director (collectively the "Employment Agreements"). The Employment Agreements are each for a term of five years commencing January 1, 1999. In addition to the provisions for annual salaries and other benefits, the Employment Agreements provide for stock based compensation. As set forth in the Employment Agreements, for every $1,000,000 of the Company's excess net pre-tax profits (net pre-tax profits in each year exceeded by net pre-tax profits in the immediately preceding year) generated by the Company in the determining year, Mr. Birshtein will receive incentive warrants ("Incentive Warrants") to purchase 100,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 1,000,000 shares of Common Stock per year and Messrs. Shapiro and Blessey will each receive Incentive Warrants to purchase 50,000 shares of Common Stock up to a maximum of 1,000,000 shares per year, at an exercise price equal to the closing price of the Common Stock on the securities market or exchange on which the Common Stock is then trading on the date Messrs. Birshtein, Shapiro and Blessey are entitled to receive the same.

As of September 30, 1999, no Incentive Warrants were outstanding.

In March 1999, the Company entered into a consulting agreement with Y.U.D. Consulting, Ltd. In consideration of the services to be performed under such consulting agreement, the Company issued 16,000 of its unregistered shares of Common Stock to Y.U.D. Consulting, Ltd. Such shares of Common Stock are restricted under the meaning of Securities and Exchange Commission Rule 144.

In May 1999, the Company issued warrants to purchase shares of its Common Stock (the "Warrants") to each of Messrs. Birshtein, Shapiro and Blessey, in consideration of the significant time and effort expended by such individuals on the Company's behalf for which they were not compensated. The Company issued warrants to purchase 600,000, 400,000 and 400,000 shares to Messrs. Birshtein, Shapiro and Blessey respectively. The Warrants may be exercised for a period of five years at an exercise price of $11.50 per share.

In May 1999, the Company appointed Jay J. Miller and Abdallah S. Mishrick to its Board of Directors and established an Audit Committee of the Board consisting of Messrs. Miller, Mishrick and Shapiro. Messrs. Miller and Mishrick were each granted five year warrants to purchase up to 30,000 shares of the Company's Common Stock at an exercise price of $11.50 per share, 15,000 of which vested on the date of the grant and the remaining 15,000 vest on December 31, 1999 provided that each of such individuals are still members of the Board of Directors.

As of September 30, 1999, Warrants to purchase 1,430,000 shares of Common Stock were issued and outstanding.

NOTE 5 - BUSINESS SEGMENT INFORMATION

BUSINESS SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                             Bank          Hotel      Insurance     Document     Holding     Eliminations   Consolidated
                          Operations    Operations    Operations   Processing   Activities
-------------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)

Total revenue                  2,056         1,580          130        2,177             -                         5,943

Interest expense                (472)            -            -            -             -                          (472)

Total revenue net of
interest expense               1,584         1,580          130        2,177             -            -            5,471

Provision for benefits,
claims and credit losses        (327)            -          (27)           -             -            -             (354)

Operating expenses            (1,018)       (1,231)         (68)        (586)       (1,611)           -           (4,514)

Income (loss) from
operations before income
taxes and minority
interest                         239           349           35        1,591        (1,611)           -              603

Provision for income
taxes                           (39)          (74)            -            -             -            -             (113)

Minority interest, net
of taxes                          -                           -            -             -          (96)             (96)

Net income (loss)                200           275           35        1,591        (1,611)         (96)             394

Fixed assets                     777         4,450           41            -             -            -            5,268


Total assets                   9,200         4,910          425        1,568           292         (111)          16,284
-------------------------------------------------------------------------------------------------------------------------

BUSINESS SEGMENT INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                              Bank          Hotel      Insurance     Document     Holding     Eliminations   Consolidated
                            Operations    Operations   Operations   Processing   Activities
-------------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Total revenue                  3,055         1,965          281        3,630                                        8,931

Interest expense               (652)                                                                                (652)

Total revenue net of
interest expense               2,403         1,965          281        3,630             0            0             8,279

Provision for
benefits, claims and
credit losses                  (103)                       (36)                                                     (139)

Operating expenses           (1,236)       (1,521)        (227)      (1,596)           (7)                        (4,587)

Income (loss) from
operations before income
taxes and minority
interest                       1,064           444           18        2,034           (7)            0             3,553

Provision for income
taxes                          (136)         (122)                                                                  (258)

Minority interest, net
of taxes                                                                                          (135)             (135)

Net income (loss)                928           322           18        2,034           (7)        (135)             3,160

Fixed assets                     963         6,242           84          --            --          --               7,289

Total assets                  17,137         6,716          349        1,345           84          --              25,631

--------------------------------------------------------------------------------------------------------------------------

BUSINESS SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                              Bank          Hotel      Insurance     Document     Holding     Eliminations   Consolidated
                            Operations    Operations   Operations   Processing   Activities
-------------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Total revenue                    753           513           57          612                                          1,935

Interest expense                 (81)                                                                                   (81)

Total revenue net of
interest expense                 672           513           57          612                                          1,854

Fixed assets                     963         6,242           84            -         -             -                  7,289

Total assets                  17,137         6,716          349        1,345        84             -                 25,631

Provision for benefits,
claims and credit losses        (215)                        (9)                                                       (224)

Operating expenses              (442)         (459)          (8)        (133)         (778)                          (1,820)

Income (loss) from
operations before income
taxes and minority
interest                          15            54           40          479          (778)                            (190)

Provision for income taxes       (36)          (26)                                                                     (62)

Minority interest, net of
taxes                                                                                              (10)                 (10)

Net income (loss)                (21)           28           40          479         (778)         (10)                (262)

----------------------------------------------------------------------------------------------------------------------------

BUSINESS SEGMENT INFORMATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                               Bank          Hotel      Insurance     Document     Holding     Eliminations  Consolidated
                             Operations    Operations   Operations   Processing   Activities
-------------------------------------------------------------------------------------------------------------------------
(In Thousands of US Dollars)
Total revenue                  1,000           543           57        1,293             0            0            2,893

Interest expense                (271)            0            0            0             0            0             (271)

Total revenue net of
interest expense                 729           543           57        1,293             0            0            2,622

Provision for benefits,
claims and credit losses         (68)            0          (10)           0             0            0              (78)

Operating expenses              (375)         (437)         (47)        (503)            0            0           (1,362)

Income (loss) from
operations before income
taxes and minority
interest                         286           106            0          790             0            0            1,182

Provision for income taxes       (28)          (37)           0            0             0            0              (65)

Minority interest, net of
taxes                              0             0            0            0             0         (29)              (29)

Net income (loss)                258            69            0          790             0         (29)            1,088
--------------------------------------------------------------------------------------------------------------------------

NOTE 6 - SIGNIFICANT CONTRACTS

On May 18, 1999 TriTel Communications Group, Inc. (formerly Global Telcomm Group, Ltd.), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement") with the shareholders of I.D.M. Satellite Division, Inc., a California facilities based telecommunications provider ("IDM"). The Company terminated the Agreement on November 4, 1999 without any additional expenditure, current or contingent. The expenses incurred relating to the potential acquisition were not significant.

NOTE 7 - RELATED PARTY TRANSACTIONS

In the third quarter 1999, the Hotel acquired ownership of a television series that was recorded on its premises for approximately $58,000. The television series was produced by a company controlled by the Company's Chairman of the Board. The Hotel intends to display the television series on its internal television network and to sell the rights, in part, to other hotels in Russian speaking countries. The cost of the rights to the television series is amortized over a period of five years.

NOTE 8 - HELD TO MATURITY SECURITIES

The Bank has an obligation under the regulations of the National Bank of Moldova to maintain a portfolio of state securities at a level of 5% of its total assets. The Bank has chosen to purchase only state securities that are redeemable within 30 days. Consequently, the cash flow of the Company includes relatively high volumes of purchases and proceeds from redemption of securities held to maturity.


NOTE 9 - SUBSEQUENT EVENTS

In November 1999, the Company learned that the Ministry of Economy Affairs and Reform of the Republic of Moldova (the "Ministry"), was soliciting bids to select an audit company to review the contract between Intercomsoft and the Government of Moldova pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to the Government of the Republic of Moldova. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the services performed. No assurances can be given when, if ever, such a review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse affect on Intercomsoft and the Company.

RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

General

         The Company, through its wholly-owned subsidiaries; owns 65% of the issued and outstanding shares of capital stock of the Jolly Alon Limited, a Moldovan corporation ("Hotel"), that operates and manages the Jolly Alon Hotel in Chisinau, Moldova with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding shares of capital stock of Banca Commerciala pe Actiuni "Export-Import," a Moldovan corporation ("Bank"), which owns a commercial bank in Moldova; 100% of the issued and outstanding shares of capital stock of Exim Asint, S.A., a Moldovan corporation, which owns a property and casualty insurance business in Moldova ("Insurance Company"); and 100% of the issued and outstanding shares of capital stock of Intercomsoft, Ltd. ("Intercomsoft"), an Irish corporation, which is the exclusive supplier to the Government of the Republic of Moldova of the technology, equipment and consumables required to manufacture secure essential government documents (e.g., passports, drivers' licenses, etc.). The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998. The Company's interest in Intercomsoft was acquired on May 6, 1998.

         The Company's subsidiaries operate in the Republic of Moldova and the currency in which the Company transacts most of its operations is the Moldovan Leu. At January 1, 1998, the three year accumulated rate of inflation in the Republic of Moldova was approximately 80% percent. A country is generally considered to be in hyperinflation if the three year accumulated rate of inflation is 100% or more. During 1998, the Company's consolidated financial statements including the periods for and at 3rd Quarter 1998 and 9 Months 1998 were prepared assuming that the Moldovan economy remained highly inflationary as the inflation rate had historically been volatile and had just declined to a rate below 100%. Accordingly, the United States Dollar was used as the Company's functional currency during 1998.

         In the quarter ended June 30, 1999, it was determined that at January 1, 1999, the three year accumulated rate of inflation in the Republic of Moldova was approximately 42.4%. Accordingly, management concluded the Republic of Moldova was no longer in an hyperinflationary economy and that the Company's functional currency should revert to the Moldovan Leu from the United States Dollar as from that date. As a result, the consolidated financial statements of the Company for the periods at and for the 3rd Quarter 1999 and for the 9 Months 1999 and were not prepared assuming a hyperinflated economy.

         As the Company's subsidiaries all operate in the Republic of Moldova, the current (and future) political and economic situation in the Republic of Moldova and in Russia (which has historically, at times, been unstable) could have a material adverse effect on the Company and its subsidiaries.

COMPARISON OF 3RD QUARTER 1999 TO 3RD QUARTER 1998

The Company

         The Company's total revenues for the 3rd Quarter 1999 and 1998 were $1,935,000 and $2,893,000, respectively. The Company believes such decrease in total revenues resulted from the economic crisis in Russia causing an economic slowdown in Moldova which resulted in less disposable income to the Moldovan population. Operating expenses were $1,820,000 and $1,362,000 in 3rd Quarter 1999 and 3rd Quarter 1998, respectively.

         In 3rd Quarter 1999 the Company had net loss of approximately $262,000 as compared to net income in 3rd Quarter of 1998 of approximately $1,088,000. The Company believes the decline in net income in 3rd Quarter 1999 as compared to 3rd Quarter 1998 is a result of the above discussed Russian economic crisis as well as an increase in the Company's operating expenses which resulted, in a large part, from certain employment and consulting agreements entered into in 1999 that were not in effect in 1998.

The Bank

         The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

         During 3rd Quarter 1999, the Bank had total revenues of approximately $753,000 as compared to approximately $1,000,000 in the 3rd Quarter 1998. During 3rd Quarter 1999 the Bank had interest expense of approximately $81,000 comprised principally of interest paid on deposits. During 3rd Quarter 1998, interest expense was approximately $271,000 also comprised principally of interest paid on deposits. During 3rd Quarter 1999 and 3rd Quarter 1998, total non-interest expenses of the Bank were approximately $442,000 and $375,000, respectively, comprised principally of salaries and related costs, communication and transportation expenses, and marketing and development costs, respectively.

         For 3rd Quarter 1999, the Bank had a net loss of approximately $21,000 as compared to a net income during 3rd Quarter 1998 of $258,000. The decrease in the Bank's income is primarily a result of a decrease in the Bank's loan portfolio, and thus a loss in interest income, resulting from the above noted economic crisis in Russia which was the cause of a number of banking difficulties, including, but not limited to, the inability to identify credit worthy borrowers. In addition, the Bank reserved $36,000 for income taxes in 3rd Quarter 1999, as it believed it underestimated income taxes for the 1st and 2nd Quarters 1999.


           COMPOSITION OF LOANS
           ------------------------------------------------------------------------------------------------
                                                                      As at                    As at
                                                                September 30, 1999       September 30, 1998
           ------------------------------------------------------------------------------------------------
           (In USD)
           Commercial loans secured by real estate                   1,138,047                   1,039,803
           Commercial loans, other                                   2,626,030                   6,119,467
           Agricultural                                                 80,826                     241,505
           Consumer loans                                              241,918                   1,300,201
           Other loans                                                  49,355                     144,410
                                                     ------------------------------------------------------
                                                                     4,136,176                   8,845,386
           Allowance for possible loan losses                         (637,986)                   (639,950)
                                                     ------------------------------------------------------
           Total net loans                                           3,471,190                   8,205,436
           ------------------------------------------------------------------------------------------------


           PROVISION FOR LOAN LOSSES MOVEMENT SCHEDULE
           --------------------------------------------------------------
                                     3 months ended     3 months ended
                                   September 30, 1999  September 30 ,1998
           --------------------------------------------------------------
           (In USD)
           Opening balance                 801,609            608,628

           FX translation                  (53,851)           (36,468)
           adjustment

           Additions for the               214,964             67,790
           period

           Write offs                     (324,736)                 -

           Closing balance                 637,986            639,950
           --------------------------------------------------------------


           NON PERFORMING LOANS
           -------------------------------------------------------------------------------------------------
                                                    As at September 30, 1999        As at September 30, 1998
           -------------------------------------------------------------------------------------------------
           (In USD)

           Non accrual loans                                      1,377,796                      1,845,530
           -------------------------------------------------------------------------------------------------

The Hotel

         The Hotel derives its revenues principally from rental of guest accommodations, restaurant operations and leasing or stores and offices

         During 3rd Quarter 1999, the Hotel's total revenue of approximately $513,000 as compared to 3rd Quarter 1998 which were approximately $543,000. Total operating expenses for the Hotel were approximately $459,000 and $437,000 for 3rd Quarter 1999 and 3rd Quarter 1998, respectively. The Hotel's net income in 3rd Quarter 1999 was $28,000 as compared to $69,000 in the 3rd Quarter of 1998.

         The decline in revenues and net income from 3rd Quarter 1998 to 3rd Quarter 1999 for the Hotel was principally caused by a decline in revenues from room rentals and restaurant operation flowing from increased restaurant competition and a reduced level of consumer disposable income due to the economic slowdown in Moldova resulting from the Russian economic crisis.

         During 3rd Quarter 1999, the Hotel acquired ownership of a television series that was recorded on its premises for approximately $58,000. The television series was produced by a company controlled by the Company's Chairman of the Board. The Hotel intends to display the television series on its internal television network and to sell the rights, in part, to other hotels in Russian speaking countries. The cost of the rights to the television series is amortized over a period of five years.

Intercomsoft

         Intercomsoft derives its revenue from being the exclusive supplier of the technology, equipment and consumables required to produce secure essential documents (e.g., passports, drivers' licenses, etc.), to the Government of the Republic of Moldova.

         During 3rd Quarter 1999 and 3rd Quarter 1998, Intercomsoft had revenues from operations of approximately $612,000 and $1,293,000, respectively. Management attributes this decrease in revenues to the Russian economic crisis and Moldovan's having less disposable income. However, Intercomsoft was able to reduce its cost of revenues which were approximately $484,000 in 3rd Quarter 1998, to approximately $126,000 in 3rd Quarter 1999 which was the result of a decline in equipment expenditures. Accordingly, Intercomsoft was able to maintain its profitability with net income in 3rd Quarter 1999 of approximately $479,000 from approximately $790,000 in 3rd Quarter 1998.

         In November 1999, the Company learned that the Ministry of Economy Affairs and Reform of the Republic of Moldova (the "Ministry"), was soliciting bids to select an audit company to review the contract between Intercomsoft and the Government of Moldova pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to the Government of Moldova. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the services performed. No assurances can be given when, if ever, such a review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse affect on Intercomsoft and the Company.

The Insurance Company

         Although the Insurance Company began operations in 1995 it is still in a development stage. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves.

         During the 3rd Quarter 1999 and the 3rd Quarter 1998, the Insurance Company had total revenues of approximately $57,000 and $57,000, and operating expenses of approximately $17,000 and $57,000, respectively. During 3rd Quarter 1999 the Insurance Company had a net income of $40,000 as compared to breaking even in 3rd Quarter 1998.

COMPARISON OF 9 MONTHS 1999 TO 9 MONTHS 1998

The Company

         During 9 Months 1999 and 9 Months 1998, the Company had total revenues of approximately $5,943,000 and approximately $8,931,000, respectively. The Company believes such decrease resulted from the above discussed economic crisis in Russia causing an economic slowdown in Moldova which resulted in less disposable income to the Moldovan population. Total operating expenses from the Company was approximately $4,514,000 and $4,587,000, for 9 Months 1999 and 9 Months 1998, respectively. For the 9 Months 1999, the Company had net income of approximately $394,000, and for the 9 Months 1998 the Company had net income of approximately $3,160,000. The Company believes such decline in net income in the 9 Months 1999 as compared to the 9 Months 1998 is a result of the above discussed Russian economic crisis as well as an increase in the Company's operating expenses, which resulted, in a large part, from result of certain employment and consulting agreements entered into in 1999 that were not in effect in 1998.

The Bank

         For the 9 Months 1999, the Bank had total revenue of approximately $2,056,000 as compared to approximately $3,055,000 for the 9 Months 1998. Offsetting the Bank's total revenues during the 9 Months 1999 and 8 months 1998 was interest expense of approximately $472,000 and $652,000, respectively. During the 9 Months 1999 and the 9 Months 1998 the Bank had operating expenses of approximately $1,018,000 and $1,236,000, respectively, comprised principally of salaries and related costs, communication and transportation expenses and marketing and development costs, respectively. For the 9 Months 1999, the Bank had net income of approximately $200,000 as compared to net income of approximately $928,000 in the comparable period of 1998 and is primarily a result of the decrease in the Bank's loan portfolio, and thus a loss in interest income, resulting from the above noted economic crisis in Russia which was the cause of a number of banking difficulties, including the inability to identify credit worthy borrowers. In addition, the Bank reserved $36,000 for additional income tax expenses in 3rd Quarter 1999 as it believed it underestimated income taxes for the 1st and 2nd Quarters 1999.


           PROVISION FOR LOAN LOSSES MOVEMENT SCHEDULE
           -------------------------------------------------------------
                                    9 months ended      9 months ended
                                  September 30, 1999  September 30, 1998
           -------------------------------------------------------------
           (In USD)
           Opening balance                 911,837            571,878

           FX translation                 (219,360)           (35,025)
           adjustment

           Additions for the               327,120            103,097
           period

           Write offs                     (381,611)                 -

           Closing balance                 637,986            639,950
           -----------------------------------------------------------

The Hotel

         For the 9 Months 1999, the Hotel's revenues were approximately $1,580,000 and revenues for the comparable period of 9 Months 1998 Hotel of approximately $1,965,000. Total cost of revenues for the Hotel were approximately $1,231,000 and $1,521,000 for the 9 Months 1999 and 9 Months 1998, respectively. The end result of the foregoing was that for the 9 Months 1999 and the 9 Months 1998 the Hotel had a net income of $275,000 and $322,000, respectively.

         During 3rd Quarter 1999, the Hotel acquired ownership of a television series that was recorded on its premises for approximately $58,000. The television series was produced by a company controlled by the Company's Chairman of the Board. The Hotel intends to display the television series on its internal television network and to sell the rights, in part, to other hotels in Russian speaking countries. The cost of the rights to the television series is amortized over a period of five years.

Intercomsoft

         During the 9 Months 1999 and the 9 Months 1998, Intercomsoft had revenues from operations of approximately $2,177,000 and $3,630,000, respectively. Management attributes this decrease in revenues to the Russian economic crisis and Moldovan's having less disposable income. However, Intercomsoft was able to reduce its cost of revenues which were approximately $1,473,000 in the 9 Months 1998, to approximately $569,000 in the 9 Months 1999 resulting from a decline in equipment expenditures. Intercomsoft was able to maintain its profitability with a net income in the 9 Months 1999 of approximately $1,591,000 from approximately $2,034,000 in the 9 Months 1998.

         In November 1999, the Company learned that the Ministry of Economy Affairs and Reform of the Republic of Moldova (the "Ministry"), was soliciting bids to select an audit company to review the contract between Intercomsoft and the Government of Moldova pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to the Government of Moldova. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the services performed. No assurances can be given when, if ever, such a review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse affect on Intercomsoft and the Company.

The Insurance Company

         During the 9 Months 1999 and the 9 Months 1998, respectively, the Insurance Company had total revenues of approximately $130,000 and approximately $281,000. During the 9 Months 1999 and the 9 Months 1998, the Insurance Company had operating expenses of approximately $95,000 and approximately $263,000, respectively. During the 9 Months 1999 and the 9 Months 1998, the Insurance Company had net income of approximately $35,000 and approximately $18,000, respectively.

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

Year 2000 Compliance

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the latter two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         Management of the Company, however, has assessed the Year 2000 exposure and believes the potential effect on the Company's earnings will be limited.

         The Company maintains its books and records on desk top PC's, all of which are Year 2000 compliant. Further, the Company has received assurances from its key service providers that they are Year 2000 compliant.

         As to the Company's subsidiaries, most of the record keeping of the Hotel, the Insurance Company and Intercomsoft is done in manual format or with a manual back-up. Computerized information is kept on staff PCs which are believed to be year 2000 compliant. Additionally, in the Republic of Moldova computerized record creation and maintenance is not widespread and the Hotel, Insurance Company and Intercomsoft clientele and supply bases are not believed to be heavily computer dependent.

         The Bank has performed an analysis of its Year 2000 compliance. The Bank's Year 2000 remediation plan was completed in the quarter ended June 30, 1999 at an approximate cost of $20,000. The Bank has received assurances from most of its key customers, clients and vendors that they are Year 2000 compliant. The Bank has received assurances from all of its key vendors which sell and/or maintain software to or for it, as the case may be, that the key vendors software is Year 2000 compliant. However, failure of borrowers, or servicers to address Year 2000 compliance may increase credit risk to the Bank through the inability of these parties to meet the terms of their contracts and make timely payments of principal and interest to the Bank. Liquidity risk may result if depositors, or lenders experience Year 2000 related business disruption or operational failures and are unable to provide funds or fulfill funding commitments to the Bank.

         In addition, the Republic of Moldova is heavily dependent on Russia and a number of the former Republics of the Soviet Union for electricity, heating and other essential utilities and services. Such providers are not confident of complete Year 2000 compliance. Accordingly, the Company anticipates some disruption in, among other things, the public utilities in the Republic of Moldova, the amount of which cannot be qualified. Realizing that some disruption may occur, as such disruption is part of every day life in the Republic of Moldova, the Company's subsidiaries have taken certain steps to attempt to insure that operations can continue, in a limited manner, until such disruption can be resolved.

         No assurances can be given that if a disruption occurs, that such disruption will not have a material adverse affect on the Company and its subsidiaries.

Recent Developments

         In November 1999, the Company learned that the Ministry of Economy Affairs and Reform of the Republic of Moldova (the "Ministry"), was soliciting bids to select an audit company to review the contract between Intercomsoft and the Government of Moldova pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to the Government of Moldova. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the services performed. No assurances can be given when, if ever, such a review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse affect on Intercomsoft and the Company.

         On May 18, 1999 TriTel Communications Group, Inc. (formerly Global Telcomm Group, Ltd.), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement") with the shareholders of I.D.M. Satellite Division, Inc., a California facilities based telecommunications provider ("IDM"). The Company terminated the Agreement on November 4, 1999 without any additional expenditure, current or contingent. The expenses incurred relating to the intended acquisition were not significant.

         During 3rd Quarter 1999, the Hotel acquired ownership of a television series that was recorded on its premises for approximately $58,000. The television series was produced by a company controlled by the Company's Chairman of the Board. The Hotel intends to display the television series on its internal television network and to sell the rights, in part, to other hotels in Russian speaking countries. The cost of the rights to the television series is amortized over a period of five years.

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

         3                 By-Laws2

         4                 Specimen of Certificate of Common Stock2

         21                List of Subsidiaries3

(B)      REPORTS ON FORM 8-K

         The Company filed no Current Report on Form 8-K during the 3rd Quarter 1999.


-------------------
1 Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998, as amended by the Company's Form 8-KA on March 6, 1998.

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

                                        TRIMOL GROUP, INC.



Dated: November 19, 1999         By:   /s/ TED SHAPIRO
                                      -----------------------------------------
                                      Ted Shapiro, Chief Executive Officer
                                      and President



Dated: November 19, 1999         By:   /s/ SHMUEL GURFINKEL
                                      -----------------------------------------
                                      Shmuel Gurfinkel, Chief Financial Officer