Form 10KSB40
period 1999-12-31
TRIMOL GROUP INC
filed 2000-04-14
CIK 1011733

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         /X/ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 1999

         / / Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                         Commission File Number 0-28144

                               TRIMOL GROUP, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                          13-3859706
-------------------------------                             --------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No /___/

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / X /

State the issuer's revenues for its most recent fiscal year. $7,981,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within 60 days. $3,071,500 (based upon the average of the closing bid ($0.50) and closing asked ($2.00) prices on March 31, 2000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class               Outstanding as of March 31, 2000
    Common Stock, par value
             $.01 per share           12,039,000 shares of Common Stock


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
        Transitional Small Business Disclosure Format. Yes /  / No / X /

                               TRIMOL GROUP, INC.

                                TABLE OF CONTENTS


                                     PART I
                                                                                   Page Number

Item 1.                 Description of Business                                     2
Item 2.                 Description of Property                                    23
Item 3.                 Legal Proceedings                                          23
Item 4.                 Submission of Matters to a Vote of Security Holders        23

                                     PART II

Item 5.                 Market for Common Equity and Related
                        Stockholder Matters                                        24

Item 6.                 Management's Discussion and Analysis or
                        Plan of Operation                                          26

Item 7.                 Financial Statements                                       32

Item 8.                 Changes in and Disagreements with Accountants
                        on Accounting and Financial Disclosure                     33

                                    PART III

Item 9.                 Directors, Executive Officers, Promoters and
                        Control Persons; Compliance with Section 16(a)
                        of the Exchange Act                                        34

Item 10.                Executive Compensation and Stock Based Compensation        36

Item 11.                Security Ownership of Certain Beneficial
                        Owners and Management                                      37

Item 12.                Certain Relationships and Related Transactions             39

Item 13.                Exhibits, List and Reports on Form 8-K                     41

FINANCIAL STATEMENTS

SIGNATURES



                                       (i)

                                EXPLANATORY NOTES

I. THE FUNCTIONAL CURRENCY IN THE REPUBLIC OF MOLDOVA, WHERE THE REGISTRANT'S OPERATIONS ARE SITUATED, OR FROM WHERE THEY DERIVE THEIR REVENUE, IS THE MOLDOVAN LEU.

II. REFERENCES HEREIN TO $ OR U.S. $ ARE TO THE UNITED STATES DOLLAR. REFERENCES HEREIN TO MDL ARE TO THE MOLDOVAN LEU.


                                       (ii)

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

         On May 6, 1998, pursuant to a stock purchase agreement dated May 3, 1998, the Company acquired all of the issued and outstanding shares of the capital stock of Intercomsoft in exchange for 1,000,000 shares of the Company's Common Stock.

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

THE ECONOMIC CRISIS IN RUSSIA

         All of the Company's Asset Entities (subsidiaries) operate in, or derive their revenues from, the Republic of Moldova, a former Republic of the Soviet Union. The Company believes that the current and possible future) economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of the Company's subsidiaries. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company's subsidiaries. Additional devaluation of the currency may continue to have such an adverse impact. Political uncertainty and instability in the Republic of Moldova may also play a role in the future revenue and income of the Company and its subsidiaries.

THE BUSINESS OPERATIONS OF THE ASSET ENTITIES

         The following discusses the business operations of the Bank, the Hotel, the Insurance Company and Intercomsoft, in that order.

BANCA COMMERCIALA PE ACTIUNI "EXPORT-IMPORT"

         BACKGROUND. The Bank, which before June 1996 was named "Banca de Export-Import a Moldovei S.R.L.," was established in April 1994 and, in accordance with a Decree of the President of the Republic of Moldova ("Moldova"), was to be owned sixty-five (65%) percent by foreign investors and thirty-five (35%) percent by the Government of Moldova.

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

         The Bank's head office is located in Chisinau, with two branches located in Ungeni and Comrat, four exchange offices in Chisinau, eleven Registru cash office (nine in Chisinau, one in Ungheni and one in Comrat), and three specialized offices for Western Union services (one in Chisinau, one in Ungheni and one in Comrat). See "Services Provided By The Bank."

         The Bank conducts a variety of commercial banking activities in Moldova. These activities include, among other things, receipt of monetary deposits, granting credit, transactions in foreign currency, financing international transactions, and investing in government securities. The Bank is, under Moldovan law, anauthorized dealer permitted to engage in foreign currency transactions and is licensed to buy and sell Moldovan Government securities.

         Although the Bank's license permits it to engage in most of the services that a commercial bank in the United States or Western Europe would engage in, its actual activities vary in respect of those of United States or Western European banks.

         SERVICES PROVIDED BY THE BANK. The Bank accepts funds from depositors on a demand or time deposit basis. Interest is paid on all time deposits, both in Moldovan Leu and U.S. Dollars. Only demand deposits in Moldovan Leu made by legal commercial entities are interest bearing. Demand deposits in foreign currency, both personal and commercial, are non interest bearing. Additionally, those persons and entities that deposit funds on demand are charged a fee for withdrawing their funds. Additional services provided include, but are not limited to, the following:

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

         (e)      effecting money transfers for customers via Western Union;

         (f)      issuing and cashing traveler's checks;

         (g)      rental of safety deposit boxes;

         (h) acceptance of utility (telephone, electric) or rental (on government owned properties) payments from customers and non-customers;

         (i) providing cash collection services for the Moldovan State Registration Department (the Registru), the only Moldovan authority to issue identification documents, passports, driver's licenses and other forms of government issued identification documents; and

         (j) bidding on Moldovan government securities at auctions and purchasing same. The Bank also participates in such auctions on its own behalf as principal. See "Investments."

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

         The above transactions can be engaged in with either persons or legal entities.

         FUNDS ON DEPOSIT. During the last four fiscal years funds deposited by the Bank's customers had, as a percentage of deposits, the following sources.


=================================================
                           1996  1997  1998  1999
                           ----  ----  ----  ----
Interest Bearing Accounts   32%   27%   50%   51%

Demand Accounts(1)          67%   72%   50%   46%

Interbank Credits            1%    1%    *     3%
=================================================


*        Less than 1%.

         SPECIFIC AGREEMENTS. In 1995, an agreement was signed between the Government of Moldova and the United States for financing imports into Moldova of grain products from the United States. Under this agreement the Bank issues letters of credit for its clients in favor of the grain supplier in the United States. The letters of credit provide for a corresponding agency of the United States to guarantee the payment to the supplier upon receipt of the documents confirming delivery of the goods.

--------
    (1) Interest is now paid on Demand Accounts in Moldovan Leu made by legal commercial entities only.

         In April 1996, a trilateral agreement was signed between Dresdner Bank AG, Tirex-Petrol S.A. (a company 80% owned by the Government of Moldova) and the Bank concerning the financing of imports of oil products into Moldova.

         An oil dealer nominated by Dresdner Bank imports oil products into Moldova and the Dresdner Bank finances the transactions under letters of credit issued by the Bank. The oil products are later sold on the local market by the Moldovan Government which collects payment in local currency. The funds are then converted into U.S. dollars by the Bank and used for repayment to Dresdner Bank.

         The Government of Moldova issued a standby guarantee signed by the Minister of Finance of Moldova which states that it will repay the indebtedness to Dresdner Bank if the other parties do not fulfill their obligations. This agreement expires in 2001. The maximum line of credit authorized is U.S. $50,000,000, while the largest amount outstanding to date has been U.S. $8,000,000.

         Although the trilateral agreement was due to expire in 2001, the project was discontinued in September 1998 as the mechanism of the project was changed. Dresdner Bank ceased providing financing and Tirex-Petrol S.A. began to pay for the oil products directly on the basis of cash covered letter of credit.

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

         During the Bank's fiscal year ended December 31, 1999, the Bank issued an aggregate of approximately $8,293,362 in loans. The Bank's largest borrowers identified by business categories and their approximate borrowings are as follows:


Food Distributors                  $598,598
Cigarette Manufacturers            $579,956
Supermarkets                       $475,766
Gasoline Station                   $462,999
Carpet Factory                     $426,467
Oil Products Broker                $232,355
Pharmaceuticals Dealer             $ 68,151


         LOANS TO RELATED PARTIES. Two loans were made by the Bank to Dufermol,("Dufermol") a chain of duty free shops in the Republic of Moldova whose principal shareholder is the Chairman of the Board of the Company. The first loan is an $83,0000 principal amount loan, bears interest at the rate of 35% per annum, was made on February 9, 1999 and matures on February 9, 2001. The second loan is a $60,000 principal amount loan, bears interest at the rate of 35% per annum, was made November 16, 1999 and matures on May 16, 2000. It should be noted that 35% per annum was the rate in effect in Moldova at the time such loans were made.

         The Bank also made a $72,000 principal amount loan bearing interest at the rate of 35% per annum to NIT, a television station in the Republic of Moldova whose principal shareholder is the Chairman of the Board of the Company. The loan was made on August 4, 1999 and matures on February 4, 2001.

         The Bank also made a $500,000 principal amount loan to Polen S.R.L., an entity doing business in the Republic of Moldova whose beneficial owner is the Company's Chairman of the Board. The loan was not paid when it matured in 1999. As a result of non-payment, of such loan, the Bank foreclosed on the building held as collateral for such loan, which is valued at $682,000, based on an independent appraisal from Pricewaterhouse Coopers dated February 25, 2000. The Bank intends to use this building (which is located a few doors away from as its main facility in Chisinau) as a client services annex to the Bank and for other expanded banking services.

         COMPETITION. At present, all authorized banks operating in Moldova, may be classified into three categories

         (1) Current and former government owned banks. Only one bank, the Savings Bank, is still partially owned by the Government of the Republic of Moldova. The three banks in this first category have been privatized and have become joint stock commercial banks in full. These banks are the Moldova-Agroindbank, Banca Sociala and Moldindcombank. Another commercial bank, Victoria Bank, may be included in this category as its total assets are at the same level and the European Bank of Reconstruction and Development is among its shareholders. These five banks represent the first category of Moldovan banks - the largest banks in Moldova.

         (2) The second category is comprised of small commercial banks that experience financial troubles in one way or another. It is quite possible that these banks may lose their license because of the steady rising capital requirements of the National Bank of Moldova.

         (3) All other banks, approximately ten banks, including the Company's Bank, form the third category. Branches of foreign banks could be included in this category as well. It is typical for these banks to have similar financial indicators, such as total assets, liquid asset-to-total asset ratio and deposit and loan portfolio volumes. Only four of the banks in this third category may be considered competitors of the Bank, Universalbank, Mobiasbank, Fincombank and Unibank.

         The Company believes that the Bank competes on the basis of overall customer service, interest rates and other terms and conditions of loans, the professionalism of its staff, service offerings (especially in the areas of cash transport and foreign exchange), community reputation and the fact of its foreign ownership, which the Bank believes enhances its attractiveness to depositors and other customers.

         GOVERNMENT REGULATION. The license granted to the Bank by the National Bank of Moldova authorizes the Bank to do the following, among other things:

         (1) accept deposits (demand and time) which may or may not bear interest;

         (2) grant credits (consumer or factoring), financing of commercial transactions and the granting of secured or non secured mortgages;

         (3)      loan funds for its or its clients' accounts;

         (4)      provide cash services;

         (5) issue and control payment documents and instruments(credit and payment cards, travelers checks and bank promissory notes, etc.);

         (6)      engage in foreign currency exchange;

         (7)      financial leasing;

         (8)      various credit services;

         (9)      act as a financial agent or consultant; and

         (10)     any other activity permitted by the National Bank of Moldova.

         The Company believes it is in compliance with the banking laws, rules and regulations of banks in Moldova.

         CAPITALIZATION REQUIREMENTS. The Bank currently operates under a B-License issued by the National Bank of Moldova. The National Bank of Moldova regularly revises the capital requirements for banks. In accordance with current regulations, banks operating under a B-License (such as the Bank) must maintain a shareholders' equity of $48 million Moldovan Leu as of July 1, 2000 (approximately $4.1 million U.S. at the exchange rate in effect at December 31, 1999.) The Bank's shareholders' equity as of December 31, 1999 was approximately $35 million Moldovan Leu (approximately $3 million U.S.) As a result, the Bank must increase its shareholders' equity by approximately $13 million Leu (approximately $1.1 million U.S.), by July 1, 2000 in order to maintain its current banking license in Moldova. In addition, the National Bank of Moldova has declared that all banks with a B-License will be required to maintain shareholders' equity of no less than $76 million Leu (approximately $6.5 million U.S.), by January 1, 2001. Should the Bank be unable to meet these capitalization requirements, it may lose its B- license to operate as a bank in Moldova. Although the Company believes that the Bank will increase its shareholders' equity to the required amounts, within the required time frames, in the event that the Bank is not able to do so, the Bank's ability to operate as a bank in Moldova would, in all likelihood, be terminated which would have a material adverse effect on the Company.

         SALES AND MARKETING. The Bank advertises its service on Russian and Romanian television stations broadcast in Moldova and on four local radio stations. The Bank also advertises in local newspapers and financial publications as well as newspapers and magazines oriented toward foreign citizens. In 1999, the Bank established a web site WWW.EXIMBANK.COM in two languages (English and Russian.) The Bank also offers "promotional" items to its customers such as pens, bags and calendars.

         ADMINISTRATION. Executive Directors (five persons).

         Non-policy management of the Bank is conducted by the following departments:

         FUNDS MANAGEMENT (seven persons) - having responsibility over lending, depositor relations and investments.

         ANALYSIS (three persons) - having responsibility over financial analysis, reporting, development and planning.

         INTERNATIONAL (eleven persons) - having responsibility over international transfers, export-import controls, dealing with foreign correspondent banks, foreign currency dealings including conversions and rendering foreign currency exchange services to clients.

         CASH (twenty-three persons) - processing of cash and coin in local and foreign currencies and cash collection at the Registru cash offices noted above.

         EXCHANGE (seven persons) - provides cash currency exchange services in five exchange offices in Chisinau.

         COMPUTER OPERATIONS (seven persons) - development of software, maintenance, selecting software and hardware supplies and overseeing installation.

         ACCOUNTING (nine persons) - Accounting and customer service.

         INTERNAL AUDITING (two persons) - internal auditing, monitoring accounting and operations.

         SECURITY (eighteen persons) - internal security and cash transportation.

         LEGAL (three persons) - legal representation.

         MAINTENANCE (fifteen persons) - provides maintenance, support and miscellaneous auxiliary services.

         MARKETING (two persons) - marketing research and advertising.

         TWO REMOTE BRANCHES (twenty persons).

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

         PERSONNEL. At December 31, 1999, the Bank employed 132 people, consisting of 112 in its main office and 20 in its two remote branches. All employees have one year employment agreements which are renewable for one year on mutually agreeable terms or subject to compliance with the Bank's annual employee testing requirements. Notwithstanding such employment agreements, discharge is permitted for incompetence and other similar situations. As all employers in Moldova, the Bank is required to contribute an amount equal to 31% of an employee's salary to a government mandated social fund.

         FUTURE PLANS. The Bank currently has plans to enlarge its activities through the development of new services as well as opening additional branches and cash offices.

         In November 1999 the Bank acquired new premises across the street from its main office in Chisinau, where a Western Union service facility is anticipated later this year that will offer services including the ability by Moldovan residents to make utility and rental payments. The Bank also acquired a building which is a few doors away from its main facility which it intends to use as a client services annex to the Bank and for other expanded banking services.

         In addition, the Bank plans to open two new branches in the Chisinau area this year, one in the Rishkanovka (north of Chisinau) and a second in downtown Chisinau beside the National Bank of Moldova and the Ministry of Finance. The activity of these two new branches will be oriented toward both personal and corporate banking. The Bank is also planning to open a new branch in the city of Belts, the second largest city in the Republic of Moldova, and the center of the industrial area of northern Moldova.

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

         Chisinau is the capital of Moldova, located approximately 800 miles from Moscow, 350 miles from Budapest, 350 miles from Bucharest and 300 miles from Kiev. The Hotel is located approximately twenty minutes from Chisinau's airport which is serviced by flights from such cities as Athens, Berlin, Bucharest, Istanbul, Kiev, Minsk, Odessa, Prague, Sofia, Warsaw, Budapest, Frankfurt, Moscow, Tel Aviv and Vienna by Air Moldova, Transaero, Air Moldova International, Moldavian Airlines and Tarom.

         The Hotel is centrally located, near Moldova's Parliament, its President's residence, and adjoins a substantial public park.

         OPERATIONS. The Hotel's revenues are primarily derived from the rental of its modern well appointed guest accommodations and from restaurant and bar operations, leasing of space to the German Embassy and leasing of private business offices (to business tenants, including Pricewaterhouse Coopers).

         The Company considers the Hotel to be the only "first class" hotel in Chisinau carrying Moldova's designation as a four star hotel with accommodations for up to 120 guests in 80 hotel rooms. Hotel rooms range from single occupancy rooms to suites as follows: single (forty rooms), double (twenty-nine rooms), luxury (three rooms), deluxe (six rooms) and suites (three). Hotel rooms range in price from $95.00 for a single room to $295.00 for a suite with discounts offered for extended residence. Reduced rates are offered during the fall and winter "off-season." All rooms have bath and shower facilities, are air-conditioned, have satellite delivered color TV and direct dial telephones for local and international calls.

         Additional services owned and operated by the Hotel are a full service restaurant opened for guest buffet breakfast (complimentary) and lunch and dinner with a full range of food and beverage offerings, bars, saunas, an indoor swimming pool, beauty salon, barbershop, room service and a small private casino (for Hotel guests only), all serviced by a multi-lingual staff. The Hotel leases retail office space to a clothing boutique, fragrance, jewelry and publications concession and a seller of local artifacts. A small foreign currency exchange office is provided by the Bank.

         In addition to revenues from room rentals to business/diplomatic travelers, the Hotel also provides business services, meeting/conference rooms, notarial service, interpretation to and from major European languages, limousine services and tourist services.

         CLIENTELE. Hotel guests are primarily business men, both foreign and from the Republics which had comprised the USSR, diplomats and other embassy personnel. The area in which the Hotel is located does not have any significant tourism and such travelers comprise only a small number of the Hotel's guests. An unscientific and informal guest survey encompassing the years 1995 - 1998 indicates Hotel usage from personnel from the embassies of over twenty countries (including the United States, Great Britain, Israel and Germany), multi-national corporations and international agencies. Regular guests of the Hotel are the personnel from International Monetary Fund, and the International Bank for Reconstructions and Development (part of the World Bank Group).

         Average unaudited monthly occupancy rates for the years ended December 31, 1999 and 1998 were approximately 38% and 48%, respectively.

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

         INSURANCE. Through the Insurance Company, the Hotel maintains insurance to cover comprehensive casualty losses from occurrences such as flood, fire and other natural disasters generally in the amount of U.S. $7,000,000 (with the Hotel being a 20% coinsurer for earthquakes) and U.S. $1,000,000 of general accident liability insurance.

         SALES AND MARKETING. The Hotel's sales and marketing activities to date have included the development of its web site www.jollyalon.com, advertising in local newspapers and local radio and television stations, the distribution of brochures to airlines servicing Moldova, diplomatic embassies and other foreign missions, providing discounts to tour operators and their clients, contracts with international exhibition organizations and private parties, banquets and celebrations in the Hotel's restaurant

         ADMINISTRATION AND PERSONNEL. The non-policy day-to-day operations of the Hotel are managed by an in-house management staff of nine persons. Overall operations are overseen by a General Director whose responsibilities include day-to-day budgeting and finance, oversight of employee hiring and assignments and the maintenance of good relations with vendors and Hotel clientele.

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

         The Hotel's remaining staff may be categorized as Hotel service staff including a staff manager, porters, maids and laundress (42 persons), security (12 persons), technicians, such as engineers, carpenters, drivers and mechanics (20 persons), food service staff such as restaurant and bar persons, cooks and a confectioner (60 persons), casino staff (12 persons) and miscellaneous staff (53 persons).

EXIM ASINT SA (THE "INSURANCE COMPANY")

         The Insurance Company has engaged in the insurance business since it began operations in 1995. The Insurance Company's business consists of issuing and underwriting policies principally for property and casualty liability insurance, exclusively to policyholders in Moldova.

         The Insurance Company has received government licenses to issue, and offers, the following types of insurance coverage: Comprehensive Liability Property; Travelers' Medical Insurance; Voluntary Transportation Means Insurance (CASCO); Automobile; government mandated Third-party Automobile Liability; Cargo; Personal Accident; and Voluntary Third Party Liability Coverage.

         COMPREHENSIVE LIABILITY PROPERTY INSURANCE. The Insurance Company offers comprehensive liability/multi-peril liability insurance providing coverage of 100% of the actual cost of property losses resulting from fire, robbery, larceny, or certain other natural disasters and third party illegal actions. Damage from earthquakes is covered at 80% of the actual cost.

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

         AUTOMOBILE INSURANCE. The Insurance Company offers Voluntary Third Party Liability Insurance covering losses resulting from road accidents, fire, explosions, natural disaster, theft and third party illegal actions.

         The Insurance Company also offers government mandated Third-Party Liability insurance coverage for automobile accidents, which coverage is mandated for all drivers by the Moldovan Government. Under this coverage, a policyholder whose automobile is damaged is covered for up to 180,000 MDL in damage. In case of bodily injury or death due to an automobile accident, the compensation is not limited by the maximum sum and is paid in the full amount of the actual and real damage as confirmed by the Insurance Company. This automobile insurance excludes from coverage certain hazardous activities, including off-road use, riots, labor actions or other civil disobedience, transportation of explosives, hazardous or flammable content, and accidents sustained while the vehicle was used for commercial purposes. The Insurance Company does not offer insurance which covers injuries to passengers due to the driver's negligence, nor is the concept of such liability currently recognized under Moldovan law.

         PERSONAL ACCIDENT INSURANCE. Personal accident insurance is offered and can cover an insured for up to a specified amount, for death or disability.

         CARGO INSURANCE. The Insurance Company offers insurance which covers damage sustained to commercial goods while in transit.

         VOLUNTARY THIRD PARTY LIABILITY INSURANCE. The Insurance Company offers insurance to compensate damages caused to third parties.

         The number of insurance policies issued by the Insurance Company, by industry segment in the last three calendar years, are as follows:


                          1997    1998    1999
                          ----    ----    ----
Comprehensive              242     179      84
Travelers' Medical       2,757   2,216   2,464
Third-Party Automobile   1,035   1,076   1,411
Personal Accident           19       2       2
Other (Cargo, etc.)         14      27       9
                         -----   -----   -----
TOTAL:                   4,067   3,500   3,970


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

         The Insurance Company's principal reinsurer is Muenchener Rueckversicherungs-Gesellschaft ("Munich Re"), and it has other reinsurers to cover its comprehensive liability insurance policies. Under its agreement with Munich Re.

         The Insurance Company is heavily dependent upon Munich Re for reinsurance. Reinsurance is a product used by primary insurers to alleviate risks undertaken when underwriting insurance policies, and borne when substantial claims and losses result from multiple policyholders, or from very large claims and losses of holders in the event of major catastrophes (such as natural disasters). Munich Re is the Insurance Company's primary reinsurer. The Company believes that the loss of Munich Re as a reinsurer, or the reduced capacity or inclination of Munich Re to act as a reinsurer for policies underwritten by the Insurance Company, would not materially adversely affect the ability of the Insurance Company to absorb a significant number of large claims and losses, or any one significant claim and loss, suffered as a result of underwriting policies, as other international reinsurers are available to the Insurance Company at rates competitive with Munich Re.

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

         INVESTMENTS. The Insurance Company receives additional revenues from the investment of premium fund reserves which are controlled by the Moldova Ministry of Finance. The Insurance Company's reserves, as of December 31, 1999, were allocated as follows (in U.S. Dollars):


                            $ 33,082      current accounts
                            $121,714      bank deposits
                            $ 23,857      government bonds; and
                            $116,472      other investments
                            --------
                            $295,125


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

         CUSTOMERS. The Insurance Company is dependent upon the economy, somewhat, and delays in salary payments to customers, the increase in unemployment and other economy related factors in the Republic of Moldova have negatively affected the insurance industry and the Insurance Company.

         In 1997 the Insurance Company issued a total of 4,067 policies; in 1998, 3,500 policies and in 1999, 3,970 policies. In 1999, the Bank, Universal Bank and the Hotel accounted for approximately 12.4%, 6.2% and 23% of the Insurance Company's premiums, respectively. The Insurance Company also receives client referrals from the Bank of persons/entities seeking insurance upon collateral used to obtain Bank loans and provides insurance to the Hotel.

         COMPETITION. According to the Insurance Company management, there are approximately 40 other insurance companies currently operating in Moldova.

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

         CURRENCIES. The Insurance Company conducts its business in MDL. However, reinsurance business is conducted in United States dollars (US$).

         RELATED PARTY LOAN. On March 23, 1999 the Insurance Company made a $88,000 principal amount loan to Dufermol, a chain of duty free stores in the Republic of Moldova whose principal shareholder is the Chairman of the Board of the Company. The loan was made on March 23, 1999 and matures on March 22, 2001.

INTERCOMSOFT

         Intercomsoft is a provider of proprietary technology and equipment (the "Intercomsoft System")required to produce secure essential government identification documents. The Intercomsoft System is leased from Supercom pursuant to a lease agreement dated August 25, 1995 with a term of ten
(10)years, automatically extended for an additional ten (10) years unless prior notification of either party is received.

         An important aspect of Intercomsoft System is that it can be readily connected to any existing computer mainframe or central database (such as a national population registry) to capture millions of records and images of data. These records (and images) are stored and printed at high level speed to accommodate the needs and demands of the customer.

         Pursuant to the Supply Agreement (as defined below), Intercomsoft leased the Intercomsoft System to the Government of the Republic of Moldova which utilizes it, together with and related technology, for national document production, including passports, national identification documents, drivers' licenses and other essential identification products which are processed by Moldovan government employees. Intercomnsoft also provides the consumables needed to produce such identifications products. Other applications of the technology include police and military use, access control, high security identification, government identification, and company identification products.

         The Intercomsoft System consists principally of a technology of laser printing on plastic which can print up to 450 high quality cards an hour, utilizing a secured proprietary process. At the heart of all of such systems is "ID-SOFT," an ID application generator software which allows these systems to integrate into any given project, such features as fingerprints, palm geometry and signatures, to name just a few.

         The Intercomsoft System utilizes a variety of specially designed consumable materials which include security features to safeguard the end-product. These safety features, coupled with a related secured printing process, help make the end-product a more secure document.

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

         The Company believes that Intercomsoft System represents the "state-of-the-art" in secure document production in the Republic of Moldova. Because of the state-of-the-art technology it offers, Intercomsoft has secured a license from the Moldovan Government for official national document production in the Republic of Moldova as described below (see "Supply Agreement with the Republic of Moldova").

         SUPPLY AGREEMENT WITH THE REPUBLIC OF MOLDOVA. In April 1996, Intercomsoft was awarded a ten-year contract by the Ministry of Economics, Republic of Moldova (the "Supply Agreement"), to provide a National Register of Population and National Passport System. Accordingly, Intercomsoft supplies all of the equipment, technology, software and materials necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other national documents in the Republic of Moldova.

         Pursuant to the Supply Agreement (as defined below), Intercomsoft currently produces and supplies a number of Moldovan essential documents including:

                  (a)      Travel Documents
                  (b)      Passport Documents
                  (c)      Picture Identification Cards
                  (d)      Drivers' Licenses
                  (e)      Car Licenses
                  (f)      Tax and other Government Authorized Cards
                  (g)      Other forms of Identifications Documents

         Intercomsoft derives all of its revenues and income pursuant to the Supply Contract. If for any reason (or for no reason) the Supply Contract were terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as the Company.

         GOVERNMENT AUDIT. In November 1999, the Company learned that the Ministry of Economy Affairs and Reform of the Republic of Moldova (the "Ministry"), was soliciting bids to select an audit company to review the Supply Agreement between Intercomsoft and the Government of the Republic of Moldova pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to the Government. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the service performed. No assurance can be given when, if ever, such review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse affect on Intercomsoft and the Company. As of the date of this filing, the Company is not aware that any review has begun, nor if a bid on such review has been awarded.

         COMPETITION. By virtue of the Supply Agreement to produce various Government mandated essential documents, Intercomsoft supplies all of such documents to the Government of Moldova and, accordingly, Intercomsoft believes it currently has no competition for its products in Moldova.

ITEM 2. PROPERTIES

         The Bank's main office is located at Blvd. Stefan Cel/Mare, 6, MD-2001, Chisinau, Moldova occupying approximately 1300 square meters of space in a Bank owned building. The Bank has recently acquired an additional building a few doors away from its main office in Chisinau occupying 1,867 square meters which it intends to make use of as a client service center annex to the Bank's main office and for other expanded banking services. The Bank's two branches are leased from non-affiliated third parties and located in the Moldovan cities of Ungeni (approximately 110 square meters) and Komrat (approximately 214 square meters) at an aggregate annual rental cost of $9,000 for such two branches. The Bank's office premises are insured against fire, burglary, earthquake and water (flood) risks by a policy issued by the Insurance Company.

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

         The Insurance Company leases approximately 100 square meters of office space from the Bank pursuant to a 27-year operating lease with the Bank, under which the Bank received payment in the form of equity shares in the Insurance Company, such shares in the aggregate having been valued at $24,840. The Insurance Company also maintains desk space, along with other insurance companies, at the automobile registration offices in Moldova. The Insurance Company believes its present leased office space will be suitable to meet its needs for the next several years.

ITEM 3. LEGAL PROCEEDINGS

         Neither the Company nor any of its subsidiaries were, to its knowledge, a party to or otherwise involved in any material legal proceedings as of December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the Company's last fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         No shares of the Common Stock have been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority, pursuant to the registra tion requirements of the Securities Act of 1933, as amended (the "Act") and similar state securities laws. During its fiscal years ended December 31, 1996, 1997, it is believed that there was no active market for the Common Stock. Since January 30, 1998, the Common Stock has been quoted on the NASD OTC Bulletin Board (the "OTC BB")under the trading symbol "TMOL". Because no active trading market existed during 1996 and 1997, no historical price information for the Company's shares is included for such years.

         Beginning with the Company's reorganization on January 6, 1998, the Common Stock began trading on the OTC BB, opening at $.01 on January 6, 1998 and closing at $10.50 on December 31, 1998 with a high during the year of $15.00. The Common Stock opened on January 1, 1999 at $11.25 and closed on December 31, 1999 at $2.25 with a high during the year of $11.50. The Common Stock closed on March 31, 2000 at $0.50

         The ability of an individual stockholder to trade his/her shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.

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

         As of March 31, 2000, there were 409 holders of record of the Common Stock.

         As of March 31, 2000, the Company has issued and outstanding 12,039,000 shares of Common Stock. Of this total, 1,000,000 shares may be deemed to have been issued in transactions more than two years ago and may be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Act, without the volume limitations of said rule unless held by an affiliate or controlling shareholder of the Company. Of the 12,039,000 shares, the Company has identified 9,581,800 shares as being held by affiliates or controlling shareholders of the Company. The remaining 2,457,200 shares may be deemed to be free from restrictions and, if so, may be sold and/or transferred without further registration under the Act.

         The 9,581,800 shares presently held by affiliates or controlling shareholders of the Company may be sold pursuant to Rule 144, subject to the volume and other limitations set forth under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owed restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of
(i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

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

General

         The Company, through its wholly-owned subsidiaries, owns 65% of the issued and outstanding shares of capital stock of the Hotel with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding shares of capital stock of the Bank; 100% of the issued and outstanding shares of capital stock of the Insurance Company; and 100% of the issued and outstanding shares of capital stock of Intercomsoft, which is the exclusive supplier to the Government of the Republic of Moldova of the technology and equipment required to manufacture secured essential government documents (e.g. passports, drivers' licenses, etc.). The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998. The Company's interest in Intercomsoft was acquired on May 6, 1998.

         The Company's subsidiaries operate in the Republic of Moldova and the currency in which the Company transacts most of its operations is the Moldovan Leu. At January 1, 1998, the three year accumulated rate of inflation in the Republic of Moldova was approximately 80%. A country is generally considered to be in hyperinflation if the three year accumulated rate of inflation is 100% or more. During 1998, the Company's consolidated financial statements were prepared assuming that the Moldovan economy remained highly inflationary as the inflation rate had historically been volatile and had just declined to a rate below 100%. Accordingly, the United State Dollar was used as the Company's functional currency during 1998.

         In the quarter ended June 30, 1999, it was determined that at January 1, 1999, the three year accumulated rate of inflation in the Republic of Moldova was approximately 42.4% Accordingly, the Company's management concluded that the Republic of Moldova was no longer in an hyperinflationary economy and that the Company's functional currency should revert to the Moldovan Leu from the United States Dollar as of from that date. As a result, the consolidated financial statements of the Company for such period were prepared on a non-hyperinflationary basis. Further, the Company restated its unaudited consolidated financial statements for the three (3) month period ending March 31, 1999 using a non-hyperinflationary basis so that all of the consolidated financial statements for the Company for the 1999 fiscal year have been prepared on a non-hyperinflationary basis.

         As the Company's subsidiaries all operate in, or derive its revenues from, the Republic of Moldova, the current (and future) economic situation, and the political uncertainty and instability, in the Republic of Moldova and in Russia could have a material adverse effect on the Company and its subsidiaries.

COMPARISON OF YEAR END 1999 TO YEAR END 1998

         As the consolidated financial statements for the 1998 fiscal year end were prepared assuming a hyperinflationary economy and the 1999 fiscal year end was prepared assuming a non-hyperinflationary economy, there result is a number of wide swings in the year end to year end comparisons attributable to the devaluation of the Moldovan Leu.

THE BANK

         During the year ended December 31, 1999 ("1999"), the Bank had interest income of approximately $1,437,000 compared to $2,546,000 for the year ended December 31, 1998 ("1998")a decrease of 44% or approximately $1,109,000. The largest component of the Bank's interest income for 1999 was interest earned on loans which was approximately $1,074,000, or approximately 75% percent of the Bank's total interest income during 1999 and for 1998 was approximately $1,978,000 or 77%, a decrease of approximately 2%. The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 1999, the Bank earned approximately $215,000 in interest on securities, representing approximately 15% of the Bank's total interest income in 1999 and approximately $148,000 or approximately 10% percent of its interest income from interest earned on deposits with correspondent banks in 1999 as compared to $386,000 in interest on securities in 1998, representing approximately 15% of the Bank's total interest income in 1998 and approximately $181,000, or approximately 7% percent of its interest income from interest earned on securities.

         In addition to interest income, the Bank also had non-interest income of approximately $1,308,000 in 1999 as compared to $1,766,000 during 1998. A principal component of the Bank's non-interest income was exchange trading and commissions of approximately $593,000 in 1999 as compared to $1,019,000 in 1998 which represents approximately 45% and 59% respectively of the Bank's non-interest income. Another component of the Bank's non-interest income consisted of financial service fees of approximately $715,000 in 1999 and $515,000 in 1998 or approximately 55% percent and 29% of the Bank's non-interest income respectively.

         Offsetting the Bank's interest income during 1999 was interest expense of approximately $554,000 as compared to $895,000 in 1998, comprised principally of approximately $543,000 and $879,000 respectively of interest paid on deposits or approximately 98% of total interest income for both 1999 and 1998. Also offsetting the Bank's interest income for 1999 was interest due to other banks on their time deposits with the Bank of approximately $11,000, as compared to $98,000 in 1998 or approximately 1% and 3% of the Bank's interest income during 1999 and 1998 respectively. Offsetting the Bank's non-interest income during 1999 was non-interest expenses of approximately $1,446,000 as compared to $1,539,000 in 1998, comprised principally of salaries and related costs of approximately $406,000 in 1999 and $724,000 in 1998 including equipment and depreciation of approximately $93,000 in 1999 and $144,000 in 1998, communication and transportation expenses of approximately $37,000 in 1999 and $153,000 in 1998, approximately $210,000 in 1999 compared to $100,000 of outside services in 1998 and processing costs and approximately $150,000 in 1999 as compared to $115,000 of marketing and development costs in 1998.

         The Bank's net interest income after allowance for possible loan losses of approximately $679,000 in 1999 and $773,000 in 1998 was approximately $204,000 and $875,000 with non-interest income of approximately $1,308,000 and $1,766,000, respectively for 1999 and 1998. Both were offset by non-interest expenses of $1,446,000 in 1999 and $1,621,000 in 1998 thereby reducing income before taxes to approximately $66,000 in 1999 compared to $1,023,000 in 1998 with income taxes of approximately $9,000 in 1999 and $130,000 in 1998 resulting in net income of approximately $57,000 in 1999 compared to $893,000 from the Bank's business in 1998. Net income for the Bank was approximately 2% of the Bank's aggregated total non-interest income and interest income for 1999 and approximately 21% in 1998.

         The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of the Bank, and subsequently, the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to such an adverse impact.

THE INSURANCE COMPANY

         Although the Insurance Company began operations in 1995 it is still in a expansion phase. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves. Although the Insurance Company earned approximately $152,000 in gross earned premiums during 1999 and approximately $240,000 in 1998, earned premiums ceded to reinsurers approximated $84,000 in 1999 and $139,000 in 1998 resulting in approximately $68,000 and $101,000 in net premiums earned of the Insurance Company's total revenues of approximately $174,000 and $270,000 for 1999 and 1998 respectively. During 1999, the Insurance Company also received net interest income of approximately $35,000 compared to $72,000 in 1998 and commissions earned from reinsurance of approximately $25,000 in 1999 as compared to $42,000 in 1998. During 1999, the Insurance Company also had approximately $46,000 of other income as compared to $55,000 in 1998. The Insurance Company's total expenses of approximately $152,000 in 1999 resulted in net income of approximately $21,000 (after a provision for taxes of $1,000) during 1999 as compared to total expenses in 1998 of $290,000 which resulted in a net loss of ($20,000.)

         The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of the Bank and, therefore, the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to have such an adverse impact.

HOTEL

         During 1999 the Hotel derived revenues of approximately $2,148,000 as compared to $2,587,000 in 1998 from room rentals of guest accommodations, leasing of office space, and restaurant operations. The Hotel's approximate $1,136,000 in cost of revenue during 1999 represented approximately 53% of the Hotel's revenues, leaving a gross profit of approximately $1,012,000 for 1999 as compared to the Hotel's $1,607,000 in cost of revenue during 1998 which represented approximately 62% of the Hotel's revenues, leaving a gross profit of approximately $980,000.

         Selling, administrative and general expenses of the Hotel for 1999 were approximately $623,000 or 29% as compared to $484,000 or 18% of the Hotel's revenues for 1998. Principal deductions from revenues before net income for such periods were (a) the above noted revenue costs, (b) the above selling, administrative and general expenses and (c) income taxes of approximately $67,000 or 3% of revenue in 1999 and $166,000 or 6% of revenues in 1998.

         The Hotel's net income for 1999 was approximately $355,000 (of which $33,000 was interest income) or approximately 17% of its revenues as compared to approximately $408,000 (of which $78,000 was interest income) or approximately 15% of its revenues for 1998.

         The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of the Hotel and, therfeore, of the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to have such an adverse impact.

INTERCOMSOFT

         Intercomsoft derives its revenues from being the exclusive supplier of proprietary technology, equipment and consumables required to produce secure essential government documents (e.g. passports, drivers' licenses etc.), to the Government of the Republic of Moldova pursuant to the Supply Agreement. During 1999, Intercomsoft had revenues of approximately $2,837,000 as compared to $4,154,000 in 1998. During 1999, Intercomsoft's cost of revenues was approximately $1,031,000 or 36% as compared to $1,662,000 or 40% in 1998. This resulted in gross profits for Intercomsoft of approximately $1,806,000 and $2,492,000 for 1999 and 1998 respectively.

         Selling, general and administrative expenses for Intercomsoft in 1999 were approximately $79,000 or approximately 3% of its revenues as compared to $130,000 or approximately 3% of its revenues in 1998.

         Intercomsoft had net income of approximately $1,781,000 (of which $54,000 was interest income) and $2,362,000 for 1999 and 1998 respectively.

         Intercomsoft derives all of its revenues and income pursuant to the Supply Contract. If for any reason (or for no reason) the Supply Contract were terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as the Company.

         The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of Intercomsoft and, therefore, of the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to such an adverse impact.

THE COMPANY (AS CONSOLIDATED)

         The Company's consolidated revenues in 1999 were $7,981,000 as compared to $11,273,000 in 1998. Its consolidated cost of revenue and operating expenses in 1999 were $7,745,000 as compared to $7,959,000 in 1998. In 1999, the
Company's consolidated income from operations before income tax and minority interest was $236,000, from which was deducted approximately $77,000 for income taxes and $124,000 for the Government of Moldova's 35% interest in the Hotel as compared to $3,314,000 in 1998 from which was deducted approximately $221,000 for income taxes and $143,000 for the Government of Moldova's 35% interest in the Hotel. Accordingly, the Company's resulting consolidated net income was ($89,000) for 1999 as compared to $2,950,000 for 1998. The Company's consolidated net earnings per share were ($.007) for 1999 as compared to $.25 for 1998.

         On April 3, 2000, Magnum Associates Limited ("Magnum"), a controlling stockholder of the Company beneficially owned by the Company's Chairman of the Board, demanded payment to it of the indebtedness of the Company owed to it in the principal amount of $1,162,000, together with interest thereon through the date of payment. The Company paid the sum of $1,349,000 to Magnum on April 5, 2000 pursuant to such demand. The Company utilized substantially all of its available cash to make such payment. (See Item 9 "Directors, Executive Officers, Promoters and Control Persons").

         The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of Intercomsoft and, therefore, of the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to have such an adverse impact. Further, the significant increase of the Company's expenses from 1998 to 1999 had a material adverse impact on the Company's consolidated income.

Liquidity & Capital Resources

         The Company believes that its existing source of liquidity and its current revenues and cash flow, will be adequate to sustain its current operations and to satisfy its current working capital and capital expenditure requirements for the next twelve (12) months, with the exception of the Bank, which requires capitalization of no less then $1.1 million prior to July 1, 2000 to maintain its status as a bank in Moldova.

         The Company plans to continue seeking other acquisition candidates, both domestically and internationally, which may be acquired through the issuance of securities and/or the payment of available cash.

Year 2000 Compliance

         The Company believes it is Year 2000 compliant and experienced no difficulties associated with the rollover of the latter two digit year value to 00.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated financial statements for the Company for the year ended December 31, 1998 have all have been examined to the extent indicated in their report by KPMG Netherlands N.V., an affiliate of KPMG International, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B, as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

         The consolidated financial statements for the Company for the year ended December 31, 1999 have all been examined to the extent indicated in their report, by Paritz & Company, PA, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective January 26, 1999, the Company engaged KPMG Netherlands, N.V. ("KPMG") as its principal independent auditors.

         Effective January 4, 2000, the Company released KPMG as its principal independent auditors. The decision to change accountants was approved by the Company's Board of Directors. KPMG's report on the Company's financial statements, for the year ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion. From the dates of the foregoing audit to the date hereof, there were no disagreements between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

         Effective January 18, 2000, the Company engaged the services of Paritz & Co, PA as its principal independent auditors.

                                    PART III

ITEM 9. DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:


         NAME                      AGE               POSITION
         ----                      ---               --------
         Boris Birshtein            52               Chairman of the Board

         Ted Shapiro                64               Chief Executive Officer,
                                                     President and Director

         Shmuel Gurfinkel           53               Chief Financial Officer
                                                     and Director

         Robert L. Blessey          54               Secretary and Director


         The biographical information concerning the directors and executive officers of the Company, as supplied to the Company by them, is as follows:

         MR. BIRSHTEIN has been the Chairman of the Board of Directors of the Company since January 1998, and since 1994 Mr. Birshtein has also been the Chairman of the Board of Directors of the Bank. From 1997 to the present Mr. Birshtein has been the Chairman and principal shareholder of Royal HTM Group, a Canadian company that owns Dufermol,a chain of duty free shops in Moldova. From 1994 to the present, Mr. Birshtein also has been a principal shareholder of various corporations conducting business in Moldova, including Media Group, a Moldovan corporation that operates a television station, a radio station, news agency and three newspapers in Moldova. From 1981 to 1996, Mr. Birshtein was the Chairman of the Board of Directors of Seabeco Group, a Swiss corporation which he founded in 1981 ("Seabeco"). Seabeco specialized in trading fertilizers and metals in Eastern Europe. In 1992, Mr. Birshtein became a full member of the International Information Academy, which has a general consultive status with the Economic and Social Counsel of the United Nations. In 1999, The Order of St. Stanislas was bestowed upon Mr. Birshtein in honor of his services to mankind. In 1999, Mr. Birshtein also received a gold medal from the International Information Academy (for merits in informationology) and was elected as Head of the North American Branch of the International Information Academy. Mr. Birshtein previously served as the Chairman of the Supreme Economic Council under the President of the Republic of Moldova. In 1997, Mr. Birshtein received his Ph.D. in Philosophy and was confirmed as a full Professor at the International Information Academy. In 2000 he received a Ph.D. in Economics from the International Information Academy. Mr. Birshtein is the author of three books, REFORM -- PROBLEMS OF MARKET ECONOMY REGULATIONS IN THE CIS COUNTRIES, which was published in 1997, MOLDOVA UNDISCOVERED, which was published in 1998 and WORLD FOOD CRISIS, PROBLEMS AND PERSPECTIVES which was published in 1999. In addition, Mr. Birshtein authored THE SHADOW ECONOMY, a treatise on the Moldovan economy after its declaration of independence from the Soviet Union, for which he was honored with the prestigious International Information Academy Silver Stylus Award.

         MR. SHAPIRO has been the Chief Executive Officer, President and a Director of the Company since January 1998. From 1992 to 1997, Mr. Shapiro was the Vice-Chairman of the Board of Directors of EMX Corporation ("EMX"), a research and development technology firm, which is the exclusive worldwide licensee of numerous patents relating to an international biotechnology. From 1981 to 1992, Mr. Shapiro was the Chairman of the Board of Directors of the Patrician Group, Inc. and certain of its affiliated entities ("Patrician"). Patrician was a national privately held real estate firm engaged in acquiring, selling and managing shopping centers. Patrician owned 71 shopping centers in 38 states with a gross leasable area in excess of 12 million square feet.

         MR. GURFINKEL has been the Chief Financial Officer and a Director of the Company since January 1998. Since 1996, Mr. Gurfinkel also has been a Director of the Bank. For at least the last six years, Mr. Gurfinkel has been the owner of the Shmuel Gurfinkel accounting firm in Ramat-Gan, Israel which has 12 employees. He has been a member of the Board of Directors of Beken Metals, Ltd., a subsidiary of Africa Israel Investments Ltd., since 1997.

         MR. BLESSEY has been a Director and Secretary of the Company since January 1998. Since 1997, Mr. Blessey has been Of-Counsel to the law firm of Gusrae, Kaplan & Bruno. From 1990 to 1996, he was Of-Counsel to the law firm of Gold & Wachtel and from 1974 to 1989, Mr. Blessey was the President and principal shareholder of the law firm of Doros & Blessey, P.C. From 1990 to the present, Mr. Blessey has been General Counsel to EMX and served as a member of its Board of Directors from 1990 to 1994; from 1991 to the present, Mr. Blessey has been General Counsel, Secretary and member of the Board of Directors of Aldine Metal Products Corp., a privately held, family owned steel manufacturing company; and from 1964 to the present, Mr. Blessey has been a Partner in Forar Realty Co., a family owned real estate partnership.

ITEM 10. EXECUTIVE COMPENSATION

         On February 25, 1999, the Company entered into Employment Agreements with Boris Birshtein, Chairman of the Board (the "Birshtein Employment Agreement") and Ted Shapiro and Robert L. Blessey, President and Chief Executive Officer and Secretary, respectively (the "Shapiro Employment Agreement" and the "Blessey Employment Agreement", respectively). Each of such Employment Agreements are for a term of five years commencing January 1, 1999 (the
"Term") and provide for annual salaries of $120,000 in the first year of the Term thereof (subject to increase to $250,000 per year with respect to the Birshtein Employment Agreement and $200,000 per year with respect to the Shapiro and Blessey Employment Agreements, in the event that the Company consummates an acquisition of a business with net pre-tax profits (as defined therein) of $3,000,000 or more in such year) and, in each of the remaining years of the Term thereof.

         The Employment Agreements require each of such individuals to spend a substantial portion of their time in the performance of their duties thereunder, and provide for certain other specified fringe benefits and change of control severance payments.

         In addition, the Employment Agreements provide for incentive warrants ("Incentive Warrants") to be issued to each of such individuals based upon Excess Net Pre-Tax Profits (as defined below) in each year of the Term of such Employment Agreements (100,000 of such Incentive Warrants for each $1,000,000 of Excess Net Pre-Tax Profits in the case of the Birshtein Employment Agreement and 50,000 Incentive Warrants for each $1,000,000 of Excess Net Pre-Tax Profits in the case of the Shapiro Employment Agreement and the Blessey Employment Agreement), up to a maximum of 1,000,000 of such Incentive Warrants in each such year of the Term. Any such Incentive Warrants will have a five year term and will be exercisable at the market price of the Common Stock on the date of issuance. Each of such Employment Agreements also provide for annual bonuses based upon Excess Net Pre-Tax Profits in each year of the term of the Employment Agreements (10% thereof in the case of the Birshtein Employment Agreement and 5% thereof in the case of the Shapiro Employment Agreement and the Blessey Employment Agreement). Excess Net Pre-Tax Profits being defined in such Agreements as the amount by which net pre-tax profits in each year exceed the net pre-tax profits in the immediately preceding year.

         On February 28, 2000 the Company issued warrants to purchase 600,000, 400,000 and 400,000 shares of Common Stock to each of Messrs. Birshtein, Shapiro and Blessey, respectively in consideration of the significant time and effort expended by such individuals on the Company's behalf for which they were not compensated. The warrants have an exercise period of five years from the date of issuance at an exercise price of $0.50 per share. Simultaneously with the issuance of such warrants, the Company canceled the warrants previously issued to such individuals for a like number of shares of Common Stock, such warrants being exercisable during the term thereof at a purchase price of $11.50 per share.

         On March 3, 1999, the Company entered into a consulting agreement with Y.U.D. Consulting, Ltd. ("Y.U.D."), a non-affiliated entity. In consideration of the services to be performed under such consulting agreement, the Company issued 16,000 shares of its restricted Common Stock to Y.U.D.

         On May 21, 1999, the Company appointed Jay J. Miller and Abdallah S. Mishrick to its Board of Directors and established an Audit Committee of the Board consisting of Messrs. Miller, Mishrick and Shapiro. Messrs. Miller and Mishrick were each granted five year warrants to purchase 30,000 shares of the Company's Common Stock, 15,000 of which vested on the date of grant at an exercise price of $11.00 per share and 15,000 of which vested on December 31, 1999 at an exercise price of $0.75.

         Abdallah S. Mishrick and Jay J. Miller resigned as a members of the Board of Directors on February 7, 2000 and February 11, 2000 respectively. Effective upon their resignation, the Audit Committee was dissolved.

         On March 17, 2000 the Company entered into an agreement with Shmuel Gurfinkel, to pay him $5,000 per month, beginning February 1, 2000 for services to be rendered by him in his capacity as the Company's Chief Financial Officer.

         As of December 31, 1999 1,460,000 warrants were issued, none of which were Incentive Warrants.

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

ITEM 11. SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND
         MANAGEMENT

         The following table sets forth information, to the best knowledge of the Company as of March 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.


                                                             APPROXIMATE
BENEFICIAL OWNER(1)                       # OF SHARES(2)    % OWNERSHIP(2)
-------------------                       --------------    --------------
Boris Birshtein(3)                          8,795,000        69.6%
Ted Shapiro(4)                              1,786,800        14.4%
Shmuel Gurfinkel(5)                                --          --
Robert L. Blessey(6)                          400,000         3.2%
                                            =========       ======
All executive officers and directors       10,981,800        81.7%
as a group (4 persons)(7)
===========================================================================


--------
    (1) Beneficial ownership information is based on information provided to the Company, and the beneficial owner has no obligation to inform the Company of or otherwise report any changes in beneficial ownership. Except as indicated, and subject to community property laws when applicable, the persons names in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owner by them. Each of such persons may be reached through the Company's offices at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019.

    (2) The percentages shown are calculated based on 12,039,000 shares of Common Stock outstanding on March 31, 2000. The numbers and percentages shown includes the shares of Common Stock actually owned as of March 31, 2000 and the shares of Common Stock that the person or group had the right to acquire with sixty (60) days of March 31, 2000. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within sixty (60) days of March 31, 2000 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person.

    (3) Mr. Birshtein is the Chairman of the Board and a Director of the Company. Such shares are owned of record by Magnum Associates Ltd. ("Magnum") and Starbeam Ltd. ("Starbeam"). Magnum and Starbeam are corporations organized under the laws of Ireland. The capital stock of such entities is owned by Mr. Birshtein. Include warrants to purchase 600,000 shares of Common Stock.

    (4) Mr. Shapiro is the Chief Executive Officer, President and a Director of the Company. Includes warrants to purchase 400,000 shares of Common Stock.

    (5) Mr. Gurfinkel is the Chief Financial Officer and a Director of the Company.

    (6) Mr. Blessey is the Secretary and a Director of the Company. Consists of warrants to purchase 400,000 shares of Common Stock.

    (7) See Footnotes (3) - (6).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Two loans were made by the Bank to Dufermol, a chain of duty free shops in the Republic of Moldova whose principal shareholder is the Chairman of the Board of the Company. The first loan is an $83,0000 principal amount loan, bears interest at the rate of 35% per annum, was made on February 9, 1999 and matures on February 9, 2001. The second loan is a $60,000 principal amount loan, bears interest at the rate of 35% per annum, was made November 16, 1999 and matures on May 16, 2000. It should be noted that 35% per annum was the rate in effect in Moldova at the time such loans were made.

         The Bank also made a $72,000 principal amount loan bearing interest at the rate of 35% per annum to NIT, a television station in the Republic of Moldova whose principal shareholder is the Chairman of the Board of the Company. The loan was made on August 4, 1999 and matures on February 4, 2001.

         Both of the aforementioned loans are current and are not in default.

         The Bank also made a $500,000 principal amount loan to Polen S.R.L., an entity doing business in the Republic of Moldova, whose beneficial owner is the Company's Chairman of the Board. The loan was not paid when it matured. As a result of non-payment of such loan when it matured in 1999, the Bank foreclosed on the building held as collateral for such loan, which is valued at $682,000, based on an independent appraisal from Pricewaterhouse Coopers dated February 25, 2000. The Bank intends to use this property (which is located a few doors away from its main facility in Chisinau) as a client services annex to the Bank and for other expanded banking services.

         Several other entities in Moldova, which are affiliates of the Company's Chairman of the Board, are customers of the Bank and borrow funds from the Bank on an arm's length basis.

         On March 23, 1999 the Insurance Company made a $88,000 principal amount loan to Dufermol, a chain of duty free stores in the Republic of Moldova whose principal shareholder is the Chairman of the Board of the Company. The loan was made on March 23, 1999 and matures on March 22, 2001. The loan is current and is not in default.

         During the period April 1, 1999 to June 30, 1999 ("3rd Quarter 1999"), the Hotel acquired ownership of a television series that was filmed on its premises for approximately $58,000. The television series was produced by NIT, a company controlled by the Company's Chairman of the Board. The Hotel intends to display the television series on its internal television network and attempt to sell the rights, in part, to other hotels in Russian speaking countries. The cost of the rights to the television series is amortized over a period of five years.

         The Insurance Company has issued to the Hotel a $7 million comprehensive liability policy and received premiums of approximately $54,000 from the Hotel in 1999.

         The Insurance Company maintains a current account and deposit accounts with the Bank.

         The Insurance Company insures the property of the Bank.

         On April 3, 2000, Magnum Associates Limited ("Magnum"), a controlling stockholder of the Company beneficially owned by the Company's Chairman of the Board, demanded payment to it of the indebtedness of the Company owed to it in the principal amount of $1,162,000, together with interest thereon through the date of payment. The Company paid the sum of $1,349,000 to Magnum on April 5, 2000 pursuant to such demand. The Company utilized substantially all of its available cash to make such payment.

         The Company believes all transactions conducted with affiliates are on terms that could be obtained from non-affiliated independent third parties on an arms length basis.

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

                  4                 Specimen of Certificate of Common Stock(2)

                  16.3 Letter dated January 18, 2000 from KPMG Netherlands, N.V., an affiliate of KPMG International(3)

                  21                List of Subsidiaries(4)

                  23.1 Consent of KPMG Netherlands, N.V., an affiliate of KPMG International(4)

                  23.2              Consent of Paritz & Company, PA.(4)

                  23.3 Letter dated April 13, 2000 from KPMG Netherlands, N.V., an affiliate of KPMG International to SEC.(4)

                  27                Financial Data Schedule(4)

         b.       REPORTS ON FORM 8-K

                  A Current Report on Form 8-K was filed on June 24, 1999 by the Company.

--------

         (1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998 and as amended on March 5, 1998 and as amended as of March 27, 1998.

         (2) Incorporated by reference to the Company's Registration Statement on Form 10-SB.

         (3) Incorporated by reference to the Company's Current Report on Form 8-K dated Janury 25, 2000.

         (4)      Filed herewith.

         TRIMOL GROUP, INC.

         CONSOLIDATED FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1999

TRIMOL GROUP, INC.


CONTENTS                                                         Page Numbers
Report of the Independent Auditors                               (F-i) and (F-ii)

Consolidated Balance Sheet                                                   F-1

Consolidated Statement of Operations                                         F-2

Statement of Changes in Shareholders' Equity                                 F-3

Consolidated Statement of Cash Flows                                  F-4 to F-5

Notes to the Consolidated Financial Statements                       F-6 to F-22


REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiaries (the "Company") as of December 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

                                            Paritz & Company, P.A.
                                            Hackensack, New Jersey
                                            February 24, 2000


                                     (F-i)

REPORT OF THE INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Trimol Group, Inc.

We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States.

                                    KPMG Accountants N.V.
                                    Certified Public Accountants (Netherlands)
                                    A Member of KPMG International

                                    Amstelveen, The Netherlands
                                    April 11, 2000







                                     (F-ii)

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------
                                                  December     December
                                                  31, 1999     31, 1998
--------------------------------------------------------------------------------
                                              (In Thousands of US Dollars)

ASSETS
Cash and cash equivalents                           5,273    4,173
Interest bearing deposit                             --        215
Held to maturity securities                           545    1,136
Loans, net of allowance for possible loan losses    2,871    5,431
Reinsurance recoverable                               157      148
Property, plant and equipment                       5,836    7,165
Other assets                                        1,326    1,123
                                                   ------   ------
TOTAL ASSETS                                       16,008   19,391
                                                   ======   ======

LIABILITIES
Non interest bearing  demand deposits               3,440    2,330
Interest bearing deposits                           3,135    4,532
                                                   ------   ------
Total deposits                                      6,575    6,862
Acceptances outstanding                              --        264
Insurance policy and claim reserves                   288      274
Other liabilities                                   2,348    2,226
                                                   ------   ------
TOTAL LIABILITIES                                   9,211    9,626

MINORITY INTEREST                                   1,600    2,199

SHAREHOLDERS' EQUITY                                5,197    7,566
                                                   ------   ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         16,008   19,391
==================================================================


The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS


---------------------------------------------------------------------------------------------
                                                                Year Ended         Year Ended
                                                         December 31, 1999  December 31, 1998
---------------------------------------------------------------------------------------------
                                                          (In Thousands of US Dollars,
                                                        except share and per share data)
REVENUES
Revenues from hotel                                             2,148          2,545
Revenues from document processing                               2,837          4,154
Loan interest                                                   1,074          1,978
Other interest                                                    485            632
Insurance premiums                                                 68             70
Commissions and fees                                            1,333          1,721
Other revenues                                                     36            173
                                                           ----------     ----------
TOTAL REVENUES                                                  7,981         11,273
Interest expense                                                  720            895
                                                           ----------     ----------
TOTAL REVENUES, NET OF
INTEREST EXPENSE                                                7,261         10,378
                                                           ==========     ==========
PROVISION FOR BENEFITS, CLAIMS
AND CREDIT LOSSES
Provision for credit losses                                       679            773
Provision for benefits and claims                                  39             23
                                                           ----------     ----------
                                                                  718            796
                                                           ==========     ==========
OPERATING EXPENSES
Cost of revenues from hotel                                     1,136          2,042
Cost of revenues from document processing                       1,031          1,792
Other operating expenses                                        4,306          2,434
                                                           ----------     ----------
TOTAL OPERATING EXPENSES                                        6,473          6,268
                                                           ==========     ==========
INCOME FROM OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST                                 70          3,314
                                                           ==========     ==========
Provision for income taxes                                         35            221
Minority interest, net of income taxes                            124            143
                                                           ----------     ----------
NET INCOME (LOSS)                                                 (89)         2,950
                                                           ==========     ==========
Net income (loss) per share (basic and diluted)                 (.007)          0.25
                                                           ==========     ==========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                         12,034,485     12,000,953
====================================================================================


The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


--------------------------------------------------------------------------------
                                     Year Ended             Year Ended
                                 December 31, 1999      December 31, 1998
--------------------------------------------------------------------------------
                                      (In Thousands of US Dollars)
COMMON STOCK
Balance, January 1                         120             110
Issue of common stock                     --                10
                                        -------         ------
Balance, December 31                       120             120
                                        =======         ======
ADDITIONAL PAID-IN CAPITAL
Balance, January 1                       6,018           5,934
Issue of common stock                      160              84
                                        -------         ------
Balance, December 31                     6,178           6,018
                                        =======         ======

DEFERRED COMPENSATION
Balance, January 1                        --              --
Deferred compensation                      (27)           --
                                        -------         ------
Balance, December 31                       (27)           --
                                        -------         ------

RETAINED EARNINGS
Balance, January 1                       1,428            (338)
Net income (loss)                          (89)          2,950
Dividend paid to outside shareholders     --            (1,184)
Other comprehensive (loss)              (2,413)           --
                                        -------         ------
Balance, December 31                    (1,074)          1,428
                                        -------         ------
TOTAL SHAREHOLDERS' EQUITY               5,197           7,566
                                        -------         ------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, January 1                        --              --
Foreign currency translations           (2,413)           --
                                        -------         ------
Balance, December 31                    (2,413)           --

--------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS


------------------------------------------------------------------------------------------------
                                                                   Year Ended         Year Ended
                                                            December 31, 1999  December 31, 1998
------------------------------------------------------------------------------------------------
                                                              (In Thousands of US Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                                 (89)           2,950
                                                               ------          -------

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES

INCOME AND EXPENSES NOT INVOLVING
CASH FLOW
Depreciation and amortization                                     439              656
Provision for credit losses                                       679              773
Provision for benefits and claims                                  39               23
Minority interest                                                 124              143
Stock based compensation                                          133             --
                                                               ------          -------
                                                                1,414            1,595
                                                               ------          -------
CHANGES IN ASSETS AND LIABILITIES
Net  (increase) decrease in other assets                         (505)             527
Net  increase (decrease ) in other liabilities                    612           (1,324)
Net increase in reinsurance recoverable                           (51)             (26)
                                                               ------          -------
                                                                   56             (823)
                                                               ------          -------
TOTAL ADJUSTMENTS                                               1,470              772
                                                               ------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,381            3,722
                                                               ======          =======
CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemptions of securities held to maturity        9,973           14,246
Purchase of securities held to maturity                        (9,702)         (13,354)
Proceeds from sale of equipment                                  --                163
Purchase of equipment                                          (1,121)            (517)
Net (increase) decrease in loans                                  350           (1,912)
                                                               ------          -------
NET CASH USED FOR INVESTING ACTIVITIES                           (500)          (1,374)
                                                               ------          -------
CASH FLOW FROM FINANCING ACTIVITIES
Net  increase (decrease) in deposits                            1,648           (1,070)
Payment of dividends                                             --             (1,184)
                                                               ------          -------

NET CASH PROVIDED BY (USED FOR)
FINANCING ACTIVITIES                                            1,648           (2,254)
                                                               ------          -------

Effect of exchange rate on cash                                (1,429)            --
                                                               ------          -------



                                                      Year Ended         Year Ended
                                               December 31, 1999  December 31, 1998
-----------------------------------------------------------------------------------
                                                   (In Thousands of US Dollars)
Increase in cash and cash equivalents              1,100                94
Cash and cash equivalents at beginning of period   4,173             4,079
                                                                     -----
CASH AND CASH EQUIVALENTS AT END PERIOD            5,273             4,173
                                                                     -----
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid                                        596               882
Income taxes paid                                    419               161

-----------------------------------------------------------------------------------


Refer to Note 2 for the non-cash investing and financing transactions related to the Company's acquisition of its subsidiaries.

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The audited consolidated financial statements of Trimol Group, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles in the United States of America.

NOTE 2 - ACQUISITIONS

(a) GENERAL

On January 6, 1998 the Company, which had not engaged in any significant operations for at least the three previous years, acquired all of the shares of four holding corporations that own capital stock of three companies with business operations in the Republic of Moldova ("Moldova"). The capital stock of such three companies comprises all of the issued and outstanding shares of an insurance company, Exim Asint S.A. (the "Insurance Company"), a bank, Banca Comerciala pe Actiuni "Export - Import" (the "Bank"), and 65% of the issued and outstanding shares of the Jolly Alon Limited (the "Hotel"), a hotel. The shares in the four holding corporations were acquired by the Company in exchange for an aggregate of 10,000,000 shares of the Company's common stock with a par value of U.S. $0.01 per share. These four companies were acquired from corporations owned by the principal stockholder of the Company.

Furthermore, on May 6, 1998, the Company acquired all of the issued and outstanding shares of Intercomsoft Limited ("Intercomsoft"), an Irish corporation, in exchange for 1,000,000 shares of the Company's common stock.

(b) ACCOUNTING FOR THE ACQUISITIONS

As a result of the January 6, 1998 acquisitions, the new shareholders retained a controlling interest in the combined group. For this reason, the business combination was accounted for using the reverse purchase method. The Company had no significant net assets as at January 6, 1998.

The acquisition of Intercomsoft has been accounted for in a manner similar to a pooling of interest, since the Company and Intercomsoft were enterprises under common control. The Company's financial statements include the results of operation, financial position and cash flow of Intercomsoft as though it had been a part of the Company for the whole year of 1998.

(c) THE OPERATING COMPANIES

The Insurance Company began operations at the beginning of 1995 and is active in the general insurance sector and provides property and liability coverage to the Moldovan market. Commencing in the last quarter of 1997, the Insurance Company also provides reinsurance services to the Moldovan insurance market.

The Bank was established on April 26, 1994, received its General Banking License from the National Bank of Moldova on April 29, 1994 and began activity as a new bank on June 1, 1994. The Bank's activities include, inter alia, receipt of monetary deposits, granting credit, transacting in foreign currency, financing international trade, issuing credit cards, investment in securities, retaining and managing marketable documents and other assets for other parties, and managing payments.

The Hotel was established on October 15, 1991 and operates and manages the Jolly Alon Hotel and rents stores and offices located on Hotel property. The principal guests of the Hotel are business persons from all over the world and diplomats. The tourism sector with respect to Hotel guests is marginal and, accordingly, seasonability is not a factor.

Intercomsoft was incorporated in February, 1995 as a non resident Irish registered company. Intercomsoft supplies equipment and auxiliary materials intended for production of computerized documents (passports, drivers' licenses, car licenses and ID cards), and the software that is necessary for the operation of this equipment, and provides it to the Moldovan Ministry of Economics (see
Note 3).

NOTE 3 - RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

         (a) The Company's subsidiaries operate in Moldova, a former Republic of the Soviet Union, and are heavily dependent on Russia and on a number of former Republics of the Soviet Union. Accordingly, the current political and economic situation in Moldova, Russia and the former Republics of the Soviet Union which have historically been unstable, could have a material adverse effect on the Company and its subsidiaries. Political uncertainty and instability in the Republic of Moldova may also play a roll in the future revenue and income of the Company and its subsidiaries.

         (b) The Moldovan Ministry of Economics ("Ministry") is Intercomsoft's only customer. In November 1999, the Company learned that the Ministry of Economy Affairs and Reform of the Republic of Moldova was soliciting bids to select an audit company to review the contract between Intercomsoft and the Government of the Republic of Moldova ("GRM"), pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to GRM. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the services performed. No assurances can be given when, if ever, such a review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse effect on Intercomsoft and the Company

         (c) The Insurance Company cedes insurance to other companies, the major one being Munchener Ruckversicherungs Gesellschaft (Munich Re). These reinsurance contracts do not relieve the Insurance Company from its primary obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Insurance Company. In order to reduce its credit risk, the Insurance Company seeks to do business only with financially sound reinsurance companies and regularly reviews the financial strength of reinsurers used. No provision for uncollectible amounts has been made since none of the receivables is deemed to be uncollectible.

         (d) The Bank currently operates under a B-License issued by the National Bank of Moldova ("NBM"). NBM regularly revises the capital requirements for the banks. In accordance with current regulations, banks operating under a B-License must maintain a shareholders' equity of no less than 48 Million Moldovan Leu ("MDL") as of July 1, 2000, which amount equals approximately $4.1 Million U.S. Dollars at the exchange rate in effect at December 31, 1999. The Bank's shareholders' equity as of December 31, 1999 amounts to approximately 35 Million MDL; approximately $3 Million U.S. Dollars. Therefore, the Bank must increase its shareholders' equity by approximately 13 Million MDL, or approximately $1.1 Million U.S. Dollars, by July 1, 2000 in order to maintain its current banking license in Moldova. In addition, NBM has advised the Company that as of January 1, 2001, banks with a B-License will be required to increase its equity to a minimum of 76 Million MDL, or approximately $6.5 Million U.S. Dollars Should the Bank be unable to meet these capitalization requirements, it may lose its license to operate. Although the Company believes that the Bank will increase its shareholders' equity to the required amounts, in the event that the Bank is not able to do so, the Bank's ability to operate as a bank in Moldova could be terminated, which would have a material adverse effect on the Company.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       FOREIGN CURRENCY TRANSLATION

                  1. The Company operates in Moldova, and the currency in which the Company transacts most of its operations is the MDL. At January 1, 1998 the three year accumulated rate of inflation was approximately 80%. A country is generally considered to be in hyperinflation if the three year accumulated rate of inflation is 100% or more. During 1998, the Company's consolidated financial statements were prepared assuming that the Moldovan economy remained highly inflationary, as the inflation rate had historically been volatile and had just declined to a rate below 100%. The United States Dollar was used as the Company's functional currency during 1988.

                      In the second quarter of 1999, it was determined that, as of January 1, 1999, the three year accumulated rate of inflation was approximately 42.4%. Accordingly, management concluded that the Company's functional currency should revert to the Moldovan Leu from the United States Dollar as from that date.

                       During the year ended December 31, 1999 fluctuations in the MDL and the United States Dollar reduced the Company's net income in the amounts reflected in the Company's Consolidated Statement of Changes in Shareholders' Equity under the line item "Other Comprehensive Loss", as a component of Shareholders' Equity. During the same period in 1998, such fluctuations were not included in the Company's financial statements as the matter was not material to the presentation of the Company's financial condition.

                  2.       YEAR ENDED DECEMBER 31, 1999
                           The Company has determined that effective January 1, 1999 the MDL is the functional currency. Accordingly, the assets and liabilities denominated in foreign currency are translated into U.S. Dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of shareholders' equity, whereas, gains or losses resulting from foreign currency transactions are included in results of operations.

                  3.       YEAR ENDED DECEMBER 31, 1998
                           The Company's foreign subsidiaries have the U.S. Dollar designated as their functional currency for the year ended December 31, 1998. Financial statements of these foreign subsidiaries are translated to U.S. Dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and related elements of expense. Revenue and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. Translation gains and losses are included in the Company's Consolidated Statement of Operations.

                  4.       EXCHANGE RATE OF THE DOLLAR
                           The exchange rate of the MDL to the U.S. Dollar was
         8.3226 to 1.00 as of December 31, 1998 and 11.5902 to 1.00 as of
         December 31, 1999, resulting in a devaluation of the MDL of 39.26% for the year ended December 31, 1999.

(b) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company and its operating subsidiaries and their holding companies.

Intercompany balances have been eliminated in the consolidation.

(c) USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) CASH AND CASH EQUIVALENTS

Cash and cash equivalents are defined as cash on hand, cash items in the process of collection and amounts due from correspondent banks and the National Bank of Moldova. With respect to the Hotel, the Bank, and Intercomsoft, the Company regards all its liquid investments, whose maturity as of the date of the investment is less than three months, as cash equivalents. With respect to the Insurance Company, cash equivalents consist of short term highly liquid investments that are both (a) readily convertible to known amounts of cash and
(b) so near to maturity that they present an insignificant risk of changes in value due to changing interest rates.

(e) PROVISION FOR DOUBTFUL ACCOUNTS

Provisions for doubtful accounts are made on the basis of identification of specific accounts whose collection is in doubt.

(f) SECURITIES

Investments in fixed maturity and equity securities are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires management to classify its investment portfolio into three categories:
(i) held to maturity, (ii) available for sale, and (iii) trading securities. Specific criteria are set forth for determining these classifications. SFAS No. 115 requires unrealized gains and losses for trading securities to be included in net income while unrealized gains and losses for securities available for sale are to be reported as a separate component of shareholders' equity, net of related income tax, until realized. Held-to-maturity securities are recorded at their amortized cost. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

All investments in securities are classified as held-to-maturity, since the Company has the intent and ability to hold the securities to maturity.

(g) LOANS

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

(h) ALLOWANCE FOR POSSIBLE LOAN LOSSES

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

(i) PROPERTY, PLANT AND EQUIPMENT

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

Property received in full satisfaction of loans is valued at the lesser of the fair market value of the property received or the carrying value of the loan. The excess of the recorded investment in the loan satisfied over the fair value of assets received is reported as a current loss in the period of satisfaction.

(j) INVENTORIES

Inventories, consisting of merchandise purchased for resale by the Hotel, are valued at the lower of cost (determined on the first-in, first-out basis) or market, and are classified as other assets on the Consolidated Balance Sheet.

(k) INCOME TAXES

Pursuant to SFAS No. 109, "Accounting for Income Taxes", deferred tax assets or liabilities are recognized for the future tax consequences attributable to differences between the accounting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The Company's deferred tax asset is reviewed periodically and adjustments to such assets are recognized as deferred income tax expense or benefit based on management's judgments relating to the realizability of such asset. A valuation allowance related to deferred tax assets is recognized when, in management's judgment, it is more likely than not that all, or a portion of such deferred assets, will not be realized.

(l) FINANCIAL INSTRUMENTS

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and guarantees. Such financial instruments are recorded in the financial statements when they are funded or when related fees are incurred or received.

(m) FOREIGN EXCHANGE CONTRACTS

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

(n) GROSS PREMIUMS WRITTEN

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

(o) RECOGNITION OF PREMIUM REVENUE

Property, liability and assumed premiums are generally recognized as revenue on a pro rata basis over the policy term. The portion of the premiums that will be earned in the future is deferred and reported as unearned premiums.

(p) REINSURANCE

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

(q) DEFERRED POLICY ACQUISITION COSTS

Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business, are deferred and amortized over the terms of the policies or reinsurance treaties to which they relate.

(r) LOSSES AND LOSS ADJUSTMENT RESERVE

The liability for losses and loss adjustment expenses includes an amount determined for losses incurred but not yet reported, which is the Insurance Company's best estimate and is based on the instructions prescribed by the insurance supervisor of Moldova and the regulations thereunder. In terms of these regulations, the Insurance Company is required to maintain a reserve at specific rates of net premiums earned. These required reserves are based on estimates and market experience as a whole and are intended to cover future claims lodged with the Insurance Company. In addition, individual claims known but not paid are provided for.

Management believes that the loss and loss adjustment reserves established for unpaid claims are adequate. While management utilizes available information on unpaid claims to establish these reserves, unanticipated changes may occur.

(s) EMPLOYEES' BENEFITS

Contributions are made by the Company to the Government's health, retirement benefit and unemployment accounts at the statutory rates in force during the period, based on gross salary payments. The cost of these payments is charged to the statement of income in the same period as the related salary cost.

(t) INCOME PER SHARE

Income per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The Company had no common stock equivalents during the periods presented.

(u) COMPREHENSIVE INCOME

The Company adopted the provisions of the SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as any change in equity from transactions and other events originating from nonowner sources, and is displayed as accumulated comprehensive income in the Statements of Changes in Shareholders' Equity at December 31, 1999.

NOTE 5 - BUSINESS SEGMENT INFORMATION

Business segment information for the year ended December 31, 1999 is as follows:


---------------------------------------------------------------------------------------------------------------------
                                    Bank       Hotel    Insurance   Document    Holding
                                 operations  operations operations processing activities   Eliminations Consolidated
---------------------------------------------------------------------------------------------------------------------
                                                          (In Thousands of US Dollars)
Total revenues                      2,745     2,181        174      2,891       --           (10)      7,981
Interest expense                      554      --         --         --          166        --           720
                                  -------   -------    -------    -------    -------     -------     -------
Total revenues, net of
interest expense                    2,191     2,181        174      2,891       (166)        (10)      7,261

Provision for benefits, claims
and credit losses                     679      --           39       --         --          --           718
Operating expenses                  1,446     1,759        113      1,110      2,055         (10)      6,473
                                  -------   -------    -------    -------    -------     -------     -------
Income from operations before
income taxes and minority              66       422         22      1,781     (2,221)       --            70
interest

Provision for income taxes              9        67          1       --          (42)       --           (35)
Minority interest, net of taxes      --         124       --         --         --          --          (124)
                                  -------   -------    -------    -------    -------     -------     -------
Net loss for the year                  57       231         21      1,781     (2,179)       --           (89)
                                  =======   =======    =======    =======    =======     =======     =======
Fixed assets                        1,524     4,277         35       --         --          --         5,836
Other assets                        7,512       417        439      1,604        200        --        10,172
                                  -------   -------    -------    -------    -------     -------     -------
Total assets                        9,036     4,694        474      1,604        200        --        16,008
                                  -------   -------    -------    -------    -------     -------     -------


Business segment information for the year ended December 31, 1998 is as follows:


------------------------------------------------------------------------------------------------------------
                            Bank       Hotel    Insurance    Document     Holding  Eliminations Consolidated
                         operations  operations operations  processing   activities
------------------------------------------------------------------------------------------------------------
                                                       (In Thousands of US Dollars)
Total revenues               4,312      2,665        270      4,154       --         (128)    11,273
Interest expense               895       --         --         --         --         --          895
                           -------    -------    -------    -------    -------    -------    -------
Total revenues, net of
interest expense             3,417      2,665        270      4,154       --         (128)    10,378
Provision for benefits,
claims and credit
 losses                        773       --           23       --         --         --          796
Operating expenses           1,621      2,166        267      1,792        550       (128)     6,268
                           -------    -------    -------    -------    -------    -------    -------
Income from operations
before income taxes and
minority interest            1,023        499        (20)     2,362       (550)      --        3,314
Provision for income
taxes                         (130)       (91)      --         --         --         --         (221)
Minority interest, net
of taxes                      --         (143)      --         --         --         --         (143)
                           -------    -------    -------    -------    -------    -------    -------
Net income (loss) for
the year                       893        265        (20)     2,362       (550)      --        2,950
                           =======    =======    =======    =======    =======    =======    =======
Fixed assets                   954      6,095        116       --         --         --        7,165
Other assets                 9,828        447        441      1,618        231       (339)    12,226
                           -------    -------    -------    -------    -------    -------    -------
Total assets                10,782      6,542        557      1,618        231       (339)    19,391
                           =======    =======    =======    =======    =======    =======    =======


SEGMENTAL INFORMATION

The Company has five reportable segments: (1) banking, (2) hotel, (3) insurance,
(4) document processing and (5) holding activities. The accounting policies of the segments are the same as those described in the "Significant Accounting Policies." Segment data includes inter-segments transactions. The Company accounts for inter-segment revenues and transfers as if the revenues or transfers were to third parties, that is, at current market prices. All revenues are derived from operations and long-lived assets that are located in Moldova.

NOTE 6 - HELD TO MATURITY SECURITIES

All securities in the portfolio held by the Bank at December 31, 1999 are Moldovan Government securities issued for periods of time between 7 and 112 days and are held to maturity.

The yield of the Moldovan Government securities in 1999 was between 17% and 27%. Amortized cost of these securities approximates market value.

NOTE 7 - LOANS

(a) Composition of loans:


-----------------------------------------------------------------
                                        December 31, December 31,
                                             1999      1998
-----------------------------------------------------------------
                                     (In Thousands of US Dollars)
Commercial, financial and agricultural      1,978     5,693
Real estate, mortgage                       1,817       591
Installment loans to individuals                4        59
                                            -----     -----
                                            3,799     6,343
Less: Allowance for possible loan losses     (928)     (912)
                                            -----     -----
                                            2,871     5,431
-----------------------------------------------------------------


The interest on loans in MDL in 1999 was between 18% and 65%. The interest on loans in other currencies in 1999 was between 10% and 32%.

(b) Impaired loan information:


-------------------------------------------------------------------------------------
                                                        December 31,    December 31,
                                                               1999            1998
-------------------------------------------------------------------------------------
                                                        (In Thousands of US Dollars)
Impaired loans (all carrying an allowance for loan losses)    1,291       605
Allowance for impaired loans                                   (770)     (307)
                                                             ------    ------
                                                                521       298
                                                             ------    ------
Average impaired loans during the year                          948       700
-------------------------------------------------------------------------------------


No interest was recognized on impaired loans on a cash basis for the above year.

(c) Analysis of the change in the allowance for possible loan losses:


-----------------------------------------------------
                      December 31,      December 31,
                              1999             1998
-----------------------------------------------------
                          (In Thousands of US Dollars)
Balance as of January 1       912              572
Provisions during the year    679              773
Write-offs                   (663)            (433)
Balance as of December 31     928              912
-----------------------------------------------------

NOTE 8 - REINSURANCE RECOVERABLE

Composition of balance of reinsurance recoverable:


-------------------------------------------------------------
                                    December 31, December 31,
                                         1999     1998
--------------------------------------------------------------
                                 (In Thousands of US Dollars)
Provision for unearned premiums            43      26
Losses and loss adjustment reserves       114     122
                                          ---     ---
                                          157     148
--------------------------------------------------------------


NOTE  9 - PROPERTY, PLANT AND EQUIPMENT

-----------------------------------------------------------------------------------------------------------
                                                       Period of
                                                      depreciation          December 31,        December 31,
                                                       (in years)               1999                1998
-----------------------------------------------------------------------------------------------------------
                                                                      (In Thousands of US Dollars)
Buildings                                                   40                     5,055             5,463
Vehicles, machinery and improvements                         5                     1,454             2,032
Furniture and equipment                                     10                     1,052             1,553
                                                                                 -------           -------
                                                                                   7,561             9,048
Less: Accumulated depreciation and amortization                                  (1,725)           (1,883)
                                                                                 -------           -------
                                                                                   5,836             7,165
-----------------------------------------------------------------------------------------------------------

Included in the cost of the building is the right to use the land including the land on which the Hotel is located and its immediate surroundings, for a term of 50 years.

NOTE 10 - INSURANCE POLICY AND CLAIM RESERVES

-----------------------------------------------------------------------------------------------------------
                                                                              December 31,     December 31,
                                                                                  1999             1998
-----------------------------------------------------------------------------------------------------------
                                                                              (In Thousands of US Dollars)
Losses and loss adjustment reserves                                                  215               230
Provision for unearned premiums                                                       73                44
                                                                                  ------            ------
                                                                                     288               274
-----------------------------------------------------------------------------------------------------------

Movements in losses and loss adjustment reserve:

-----------------------------------------------------------------------------------------------------------
                                                                                December 31,    December 31,
                                                                                  1999             1998
-----------------------------------------------------------------------------------------------------------
                                                                               (In Thousands of US Dollars)
Balance as of January 1,                                                             230               207
Less reinsurance recoverable                                                         122               113
                                                                                  ------            ------
Net balance as of January 1,                                                         108                94
                                                                                  ------            ------
INCURRED RELATED TO:
Current period                                                                        46                22
Prior years                                                                            4                 1
                                                                                  ------            ------
Total incurred                                                                        50                23
                                                                                  ------            ------
PAID RELATED TO:
Current period                                                                      (22)               (8)
Prior years                                                                          (5)               (1)
                                                                                  ------            ------
Total paid                                                                          (27)               (9)
Translation difference                                                              (30)                 -
                                                                                  ------            ------
                                                                                    (57)               (9)
                                                                                  ------            ------
Net balance as of end of the year                                                    101               108
Add: net recoverable from reinsurance                                                114               122
                                                                                  ------            ------
Net balance as of December 31,                                                       215               230
-----------------------------------------------------------------------------------------------------------

        See Note 4(r)

NOTE 11 - MINORITY INTEREST

The minority interest comprises the 35% interest of the Government of Moldova in the Hotel.

NOTE 12 - REVENUES FROM HOTEL BUSINESS

-----------------------------------------------------------------------------------------------------------------
                                                                                        December        December
                                                                                        31, 1999        31, 1998
-----------------------------------------------------------------------------------------------------------------
                                                                                      (In Thousands of US Dollars)
Room rental                                                                                1,325           1,689
Restaurant                                                                                   310             464
Stores and offices                                                                           313             325
Other                                                                                        200              67
                                                                                           -----           -----
                                                                                           2,148           2,545
-----------------------------------------------------------------------------------------------------------------

NOTE 13 - GROSS WRITTEN AND EARNED PREMIUMS

--------------------------------------------------------------------------------------------------------------------
                                                       For the year ended December 31, 1999
--------------------------------------------------------------------------------------------------------------------
Kind of Insurance                       Gross   Change in  Insurance  Reinsurance  Change in  Reinsurance     Net
                                      premiums  UPR gross  premiums     ceded        UPR       premiums    premiums
                                                                                 reinsurance
--------------------------------------------------------------------------------------------------------------------
                                                           (In Thousands of US Dollars)
Cargo                                       3          1           2          -          -           -          2
Property                                   91         20          71         63         15          48         23
Medical                                    33          7          26         13          3          10         16
Compulsory car                             12          3           9          6          1           5          4
Employee's accident                        13          3          10          1          -           1          9
Car                                        28          6          22         11          3           8         14
Reinsurance                                15          3          12         15          3          12          -
                                          ---         --         ---        ---         --          --         --
                                          195         43         152        109         25          84         68
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
                                                       For the year ended December 31, 1998
--------------------------------------------------------------------------------------------------------------------
Kind of Insurance                       Gross   Change in  Insurance  Reinsurance  Change in  Reinsurance     Net
                                      premiums  UPR gross  premiums     ceded        UPR       premiums    premiums
                                                                                 reinsurance
--------------------------------------------------------------------------------------------------------------------
                                                           (In Thousands of US Dollars)
Cargo                                       2          -           2          -          -           -          2
Property                                  142         52          90        102         13          89          1
Medical                                    51          7          44         20          3          17         27
Compulsory car                             18          2          16          9          1           8          8
Employee's accident                        17          2          15          3          -           3         12
Car                                        38          5          33         15          2          13         20
Reinsurance                                10          1           9         10          1           9          -
                                          ---         --         ---        ---         --          --         --
                                          278         69         209        159         20         139         70
--------------------------------------------------------------------------------------------------------------------

NOTE 14 - SHAREHOLDERS' EQUITY

(a) Details of the Company's common stock and preferred stock are as follows:

    --------------------------------------------------------------------------------------------
                                                          Preferred Stock           Common Stock
    --------------------------------------------------------------------------------------------
    Par value per share                                         $1.00                     $0.01
    Shares authorized                                          10,000                30,000,000
    Shares issued and outstanding:
                          1999                                     --                12,039,000
                          1998                                     --                12,023,000
    --------------------------------------------------------------------------------------------

(b) On February 25, 1999, the Company entered into employment agreements (collectively the "Employment Agreements") with three of its executives (the "Executives") each of which is for a term of five years commencing January 1, 1999 and provide for aggregate annual compensation of $360,000 in the first year of the Employment Agreement, subject to increase to an aggregate of $650,000 in the event that the Company consummates an acquisition of a business with pre-tax profits of $3,000,000 or more in such year. In addition, the Employment Agreements provide that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Executives will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 200,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 3,000,000 shares of Common Stock per year at an exercise price equal to the closing price of Common Stock on the issue date. As of December 31, 1999, no Incentive Warrants were outstanding.

(c) In March 1999, the Company entered into a consulting agreement pursuant to which the Company issued 16,000 of its restricted shares of Common Stock valued at $10 per share in consideration of the services to be performed under such consulting agreement. Such shares of Common Stock are restricted under the meaning of Securities and Exchange Commission Rule 144.

(d) In May, 1999 the Company issued warrants to purchase 1,400,000 shares of its Common Stock ("the Warrants") to the Executives. The Warrants may be exercised for a period of five years at an exercise price of $11.50 per share. Effective February 28, 2000 the Company canceled these warrants and issued 1,400,000 warrants on the same terms, at an exercise price of $.50 per share.

During 1999, the Company granted five year warrants to purchase up to 60,000 shares of the Company's Common Stock, 30,000 of which are at an exercise price of $11.50 per share and 30,000 of which are at an exercise price of $.75 per share, to certain members of the Audit Committee of the Company's Board of Directors.

As of December 31, 1999, Warrants to purchase 1,460,000 shares of Common Stock were issued and outstanding.

NOTE 15 - INCOME TAX

Income taxes for the years ended December 31, 1999 and 1998 consist of the following:

---------------------------------------------------------------------------------------------------------
                                                            December 31, 1999           December 31, 1998
---------------------------------------------------------------------------------------------------------
                                                              (In Thousands of US Dollars)
Current                                                                  35                          221
Deferred                                                                 --                           --
                                                                        ---                          ---
Income taxes, before minority interest                                   35                          221
Income tax on minority interest                                         (23)                         (31)
                                                                        ---                          ---
Total income taxes                                                       12                          190
---------------------------------------------------------------------------------------------------------

The reconciliation of the statutory income tax rate to the Company's effective income tax rate is as follows:

--------------------------------------------------------------------------------------------------------------
                                                                                December 31,     December 31,
                                                                                        1999             1998

--------------------------------------------------------------------------------------------------------------
U.S. statutory tax rate                                                                  34%              32%
Not subject to taxation                                                                  --              (22%)
Operating loss not carry forward                                                         37%               5%
Benefits under the Foreign Investment Law and tax rate reduction                        (21%)             (7%)
Other, net                                                                               --               (1%)
                                                                                       -----            -----
Effective income tax rate                                                                50%               7%
--------------------------------------------------------------------------------------------------------------

Deferred income taxes as at December 31, 1999 and 1998 can be analyzed as follows:

--------------------------------------------------------------------------------------------------------------
                                                                                December 31,     December 31,
                                                                                        1999             1998
--------------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands of US Dollars)
DEFERRED TAX ASSETS
Net operating loss carry forwards                                                         --              199
                                                                                      ------            ------
Property plant and equipment, principally due to differences in
depreciation                                                                              --               29
                                                                                      ------            ------
Gross deferred tax assets                                                                 --              228
Valuation allowance                                                                       --             (228)
                                                                                      ------            ------
Deferred tax assets after valuation allowance                                             --               --
DEFERRED TAX LIABILITY                                                                    --               --
NET DEFERRED TAX LIABILITY                                                                --               --
--------------------------------------------------------------------------------------------------------------

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company transacts business at times with related parties while conducting its commercial activities. The Company believes such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.

A summary of related party transactions and balances as of and for the years ended December 31, 1999 and 1998 is as follows:

--------------------------------------------------------------------------------------------------------------
                                                                                December 31,     December 31,
                                                                                        1999             1998
--------------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands of US Dollars)
Liability to a company owned by the majority stockholder   (A)                         1,328            1,162
Loans from the bank to related parties                                                   215               --
Loan from the insurance company to a related party                                        88               --
Purchases of equipment of the hotel from a related party                                  79              160
Payment for consulting fees                                                               21               --
--------------------------------------------------------------------------------------------------------------

(A) Pursuant to a resolution of the Company's Board of Directors on March 31, 2000, the Company approved payment of the principal balance of $1,162,000 plus interest from January 6, 1998 to the date of payment (April 5, 2000). Prior to this resolution, the liability had been deemed non-interest bearing. As of December 31, 1999, the Company accrued $166,000 representing interest from January 6, 1998 to December 31, 1999, which amount is included in other liabilities on the accompanying 1999 Balance Sheet.

During 1999, the Bank loaned $500,000 to a corporation whose beneficial owner is the Chairman of the Board of the Company. As a result of non-payment, the Bank foreclosed on the building which was held as collateral. The Bank intends to use the building, which is included in property and equipment in the financial statements, as an additional banking facility.

In addition, during 1999 the Hotel acquired ownership of a television series that was produced by a company controlled by the Chairman of the Board of the Company for approximately $58,000. The Hotel intends to display the television series on its internal television network and attempt to sell rights, in part, to other hotels in the Russian speaking countries.

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk, including commitments to purchase foreign exchange contracts, guarantees, letters of credit, and unutilized credit lines. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in these particular classes of financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party with respect to unused credit lines and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward commitments, the contract or notional amounts exceed the Company's exposure to credit loss.

Unused credit lines are agreements to lend to a customer, provided the customer meet all conditions established in the contract. Commitments have fixed expiration dates and may require payment of a fee. The total commitment amounts do not necessarily represent total future cash requirements, since many commitments are not expected to be drawn down.

Letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Amounts of the Bank's financial instruments with off-balance sheet risk are as follows:

-------------------------------------------------------------------------------------
                                                       December 31,       December 31,
                                                             1999               1998
-------------------------------------------------------------------------------------
                                                          (In Thousands of US Dollars)
Foreign exchange contracts                                      748              618
Guarantees                                                      728              352
Letters of credit                                                36               51
Unutilized credit lines                                           -              268

-------------------------------------------------------------------------------------

NOTE 18 - REGULATORY MATTERS

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

The NBM may change at its discretion the norm of the level of the required reserves in conformity with the monetary and currency policy of the Republic of Moldova.

(b) The maximum foreign currency exchange exposure (the difference in MDL between the total assets and the total liabilities, including off balance sheet items, for each currency divided by the total normative capital) that is authorized by the National Bank of Moldova is 10% for each currency or 20% for all the foreign currencies taken together.

(c) See Note 4 relating to the capitalization requirements of the Bank.

NOTE 19 - FINANCIAL INSTRUMENTS

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

                                            TRIMOL GROUP, INC.

Dated: April 14, 2000               By:     /S/TED SHAPIRO
                                            ------------------------------------
                                            Ted Shapiro, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 14, 2000               By:     /S/BORIS BIRSHTEIN
                                            ------------------------------------
                                            Boris Birshtein, Chairman of
                                            the Board

Dated: April 14, 2000               By:     /S/TED SHAPIRO
                                            ------------------------------------
                                            Ted Shapiro, President, Chief
                                            Executive Officer and Director

Dated: April 14, 2000               By:     /S/SHMUEL GURFINKEL
                                            ------------------------------------
                                            Shmuel Gurfinkel, Chief
                                            Financial Officer and Director
                                            (Principal Accounting Officer)

Dated: April 14, 2000               By:     /S/ROBERT L. BLESSEY
                                            ------------------------------------
                                            Robert L. Blessey, Secretary
                                            and Director

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

              4             Specimen of Certificate of Common Stock(2)

              16.3 Letter dated January 18, 2000 from KPMG Netherlands, N.V., an affiliate of KPMG International(3)

              21            List of Subsidiaries(4)

              23.1 Consent of KPMG Netherlands, N.V., an affiliate of KPMG International(4)

              23.2          Consent of Paritz & Company, PA.(4)

              23.3          Letter dated April 13, 2000 from KPMG
                            Netherlands, N.V., an affiliate of KPMG
                            International to SEC(4).

              27            Financial Data Schedule(4)

----------------

         (1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998 and as amended on March 5, 1998 and as amended as of March 27, 1998.

         (2) Incorporated by reference to the Company's Registration Statement on Form 10-SB.

         (3) Incorporated by reference to the Company's Current Report on Form 8-K dated January 25, 2000.

         (4)      Filed herewith.