Form 10QSB
period 2000-03-31
TRIMOL GROUP INC
filed 2000-05-15
CIK 1011733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2000

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from ________________ to ____________


Commission file number: 0-28144

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2000, 12,039,000 shares of Common Stock, par value $.01 per share.


Transitional Small Business Disclosure Format (check one):   Yes / /  No  /X/

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                   Page Number

Item 1.     Financial Statements. . . . . . . . . . . . . . . . .   F(i) - F-8

Independent Accountant's Review Report . . . . . . . . . . . . . .  F-(i)

Consolidated Balance Sheet as of March 31, 2000 (Unaudited) and
December 31, 1999 (Audited). . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Statement of Operations for the three month
period ended March 31, 2000 (Unaudited). . . . . . . . . . . . . .  F-2

Statement of Changes in Shareholders' Equity for the three
month period ended March 31, 2000 (Unaudited). . . . . . . . . . .  F-3

Consolidated Statement of Cash Flow for the three month
period ended March 31, 2000 (Unaudited). . . . . . . . . . . . . .  F-4

Notes to the Financial Statements. . . . . . . . . . . . . . . . .  F-6 - F-8

Item 2.     Management's Discussion and Analysis and Results
            of Operations. . . . . . . . . . . . . . . . . . . . .  1

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . . 8

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Shareholders
TRIMOL GROUP, INC.


We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

                                                      PARITZ & CO, PA



Hackensack, New Jersey
May 10, 2000

                                        F(i)

TRIMOL GROUP, INC.





CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------
                                                          March 31, 2000    December 31, 1999
                                                           (Unaudited)          (Audited)
------------------------------------------------------------------------------------------------
                                                            (In Thousands of US Dollars)

ASSETS
Cash and cash equivalents                                      5,882               5,273
Held to maturity securities                                      318                 545
Loans, net of allowance for possible loan losses
    Of $675 and $928, respectively                             2,636               2,871
Reinsurance recoverable                                          128                 157
Property, plant and equipment                                  6,281               5,836
Other assets                                                   1,095               1,326

                                                              ------              ------
TOTAL ASSETS                                                  16,340              16,008
                                                              ------              ------

LIABILITIES
Non interest bearing  demand deposits                          3,832               3,440
Interest bearing deposits                                      3,252               3,135
                                                              ------              ------
Total deposits                                                 7,084               6,575
Acceptances outstanding
Insurance policy and claim reserves                              248                 288
Other liabilities                                              2,534               2,348

                                                              ------              ------
TOTAL LIABILITIES                                              9,866               9,211

MINORITY INTEREST                                              1,501               1,600

SHAREHOLDERS' EQUITY                                           4,973               5,197
                                                              ------              ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    16,340              16,008
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.





CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

-------------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                       March 31, 2000        March 31, 1999
-------------------------------------------------------------------------------------------
                                                           (In Thousands of US Dollars,
                                                          except share and per share data)

REVENUES
Revenues from hotel operations                                    534                  470
Revenues from document processing                                 683                  918
Loan interest                                                     183                  271
Other interest                                                    100                  140
Insurance premiums                                                 21                   23
Commissions, fees and other revenue                               268                  318
                                               -------------------------------------------
TOTAL REVENUES                                                  1,789                2,140
Interest expense                                                  124                  233
                                               -------------------------------------------
TOTAL REVENUES, NET OF
INTEREST EXPENSE                                                1,665                1,907
                                               -------------------------------------------

PROVISION FOR BENEFITS, CLAIMS
AND CREDIT LOSSES
Provision for credit losses (gains)                              (199)                  56
Provision for benefits and claims                                   7                    -
                                               -------------------------------------------
                                                                 (192)                  56
                                               -------------------------------------------
OPERATING EXPENSES
Cost of revenues from hotel operations                            218                  292
Cost of revenues from document processing                         239                  255
Other operating expenses                                        1,318                  699
                                               -------------------------------------------
TOTAL OPERATING EXPENSES                                        1,775                1,246
                                               -------------------------------------------

INCOME FROM OPERATIONS BEFORE
INCOME TAXES AND MINORITY INTEREST                                 82                  605
                                               -------------------------------------------

Provision for income taxes                                         18                   53
Minority interest, net of income taxes                             26                   24
                                               -------------------------------------------
NET INCOME                                                         38                  528
                                               -------------------------------------------

Net income per share (basic and diluted)                         .003                  .04

                                               -------------------------------------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                         12,039,000           12,039,000
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.





STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

-------------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                           March 31, 2000   March 31, 1999
-------------------------------------------------------------------------------------------
                                                              (In Thousands of US Dollars)
COMMON STOCK

Balance, January 1                                                    120              120
Issue of common stock                                                  --               --

                                                           -------------------------------
Balance, March 31                                                     120              120
                                                           -------------------------------

ADDITIONAL PAID-IN CAPITAL
Balance, January 1                                                  6,178            6,018
Issue of common stock                                                  --               --

                                                           -------------------------------
Balance, March 31                                                   6,178            6,018
                                                           -------------------------------

DEFERRED COMPENSATION
Balance, January 1                                                    (27)              --
Deferred compensation                                                  27               --
                                                           -------------------------------
Balance, March 31                                                      --               --
                                                           -------------------------------

RETAINED EARNINGS
Balance, January 1                                                 (1,074)           1,428
Net income                                                             38              528
Other comprehensive (loss)                                           (289)          (1,109)
                                                           -------------------------------
Balance, March 31                                                  (1,325)             847
                                                           -------------------------------

TOTAL SHAREHOLDERS' EQUITY                                          4,973            6,985
                                                           -------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, January 1                                                 (2,413)              --
Foreign currency translations                                        (289)          (1,109)
                                                           -------------------------------
Balance, March 31                                                  (2,702)          (1,109)

-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.





CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                         March 31, 2000     March 31, 1999
-------------------------------------------------------------------------------------------
                                                              (In Thousands of US Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                           38                528
                                                     -------------------------------------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES

INCOME AND EXPENSES NOT INVOLVING CASH FLOW
Depreciation and amortization                                        98                137
Provision for credit losses                                        (199)                56
Provision for benefits and claims                                     2                  -
Minority interest                                                    26                 24
Stock based compensation                                             27                  -
                                                     -------------------------------------
                                                                    (46)               217
                                                     -------------------------------------
CHANGES IN ASSETS AND LIABILITIES
Net (increase) decrease in other assets                             135               (220)
Net increase (decrease ) in other liabilities                       350               (586)
Net (increase) decrease in reinsurance recoverable                   17               (104)
                                                     -------------------------------------
                                                                    502               (910)
                                                     -------------------------------------

TOTAL ADJUSTMENTS                                                   456               (693)
                                                     -------------------------------------

NET CASH PROVIDED BY
    (USED IN) OPERATING ACTIVITIES                                  494               (165)
                                                     -------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemptions of securities held to
  maturity                                                        1,419              3,200
Purchase of securities held to maturity                          (1,611)            (3,250)
Purchase of equipment                                              (998)               (41)
Net decrease in loans                                               210                466
                                                     -------------------------------------

NET CASH  PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                          (980)                375
                                                     -------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Net  increase in deposits                                         1,021                313
                                                     -------------------------------------

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                              1,021                313
                                                     -------------------------------------

Effect of exchange rate on cash                                      74               (266)
                                                     -------------------------------------

TRIMOL GROUP, INC.




------------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                         March 31, 2000     March 31, 1999
-------------------------------------------------------------------------------------------
                                                            (In Thousands of US Dollars)



Increase in cash and cash equivalents                               609                257
Cash and cash equivalents at beginning of period                  5,273              4,173
                                                     --------------------------------------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                              5,882              4,430
                                                     --------------------------------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid                                                         4                183
Income taxes paid                                                    18                 79



-------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.




NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

The consolidated statements of the Company include the accounts of the Company and its operating subsidiaries and their holding companies.

Inter-company balances have been eliminated in consolidation.

NOTE 2 - OPERATIONS

The Company owns all of the shares of four holding corporations that own capital stock of three companies with business operations in the Republic of Moldova ("Moldova"). The capital stock of such three companies comprises all of the issued and outstanding shares of an insurance company, Exim Asint S.A. (the "Insurance Company"), a bank, Banca Comerciala pe Actiuni "Export - Import" (the "Bank"), and 65% of the issued and outstanding shares of the Jolly Alon Limited (the "Hotel"), a hotel, and all of the issued and outstanding shares of Intercomsoft Limited ("Intercomsoft"), an Irish corporation.

The Insurance Company began operations at the beginning of 1995 and is active in the general insurance sector providing property and liability coverage to the Moldovan market. Commencing in the last quarter of 1997, the Insurance Company also provides reinsurance services to the Moldovan insurance market.

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

The Hotel was established on October 15, 1991 and operates and manages the Jolly Alon Hotel and rents stores and offices located on Hotel property. The principal guests of the Hotel are business persons from all over the world and international diplomats. The tourism sector with respect to Hotel guests is marginal and, accordingly, seasonability is not a factor.

Intercomsoft was incorporated in February, 1995 as a non resident Irish registered company. Intercomsoft supplies equipment and auxiliary materials intended for production of computerized documents (passports, drivers' licenses, car licenses and ID cards), and the software that is necessary for the operation of this equipment, and provides it to the Moldovan Ministry of Economics.

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

        (d) The Bank currently operates under a B-License issued by the National Bank of Moldova ("NBM"). NBM regularly revises the capital requirements for the banks. In accordance with current regulations, banks operating under a B-License must maintain a shareholders' equity of no less than 48 Million Moldovan Leu ("MDL") as of July 1, 2000, which amount equals approximately $3.8 Million U.S. Dollars at the exchange rate in effect at March 31, 2000. The Bank's shareholders' equity as of March 31, 2000 amounts to approximately 36.5 Million MDL; approximately $2.9 Million U.S. Dollars. Therefore, the Bank must increase its shareholders' equity by approximately 11.5 Million MDL, or approximately $900,000 U.S. Dollars, by July 1, 2000 in order to maintain its current banking license in Moldova. In addition, NBM has advised the Company that as of January 1, 2001, banks with a B-License will be required to increase its equity to a minimum of 76 Million MDL, or approximately $6 Million U.S. Dollars Should the Bank be unable to meet these capitalization requirements, it may lose its license to operate as a bank in Moldova. Although the Company believes that the Bank will increase its shareholders' equity to the required amounts, in the event that the Bank is not able to do so, the Bank's ability to operate as a bank in Moldova could be terminated, which would have a material adverse effect on the Company.

NOTE 4 - FOREIGN CURRENCY TRANSLATION

The Moldovan Leu (MDL) is the functional currency of the Company's subsidiaries which are all located in, or derive their revenue from, the Republic of Moldova. Accordingly, the assets and liabilities denominated in foreign currency are translated into U.S. Dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of shareholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

During the three months ended March 31, 2000 and 1999 fluctuations in the MDL and the United States Dollar reduced the Company's net income in the amounts reflected in the Company's Consolidated Statement of Changes in Shareholders' Equity under the line item "Other Comprehensive Loss", as a component of Shareholders' Equity.

NOTE 5 - SHAREHOLDERS' EQUITY

        (a) On February 25, 1999, the Company entered into employment agreements (collectively the "Employment Agreements") with three of its executives (the "Executives") each of which is for a term of five years commencing January 1, 1999 and provide for aggregate annual compensation of $360,000 in the first year of the Employment Agreement. In addition, the Employment Agreements provide that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Executives will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 200,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 3,000,000 shares of Common Stock per year at an exercise price equal to the closing price of Common Stock on the issue date. As of March 31, 2000, no Incentive Warrants were outstanding.

        (b) In May, 1999 the Company issued warrants to purchase 1,400,000 shares of its Common Stock to the Executives. The warrants may be exercised for a period of five years at an exercise price of $11.50 per share. Effective February 28, 2000 the Company canceled these warrants and issued 1,400,000 warrants to such Executives with substantially the same terms, at an exercise price of $.50 per share.

During 1999, the Company granted five year warrants to purchase up to 60,000 shares of the Company's Common Stock, 30,000 of which are at an exercise price of $11.50 per share and 30,000 of which are at an exercise price of $.75 per share, to certain former members of the Company's Board of Directors.

As of March 31, 2000, warrants to purchase 1,460,000 shares of Common Stock were issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company transacts business at times with related parties while conducting its commercial activities. The Company believes such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.

Pursuant to a resolution of the Company's Board of Directors on March 31, 2000, the Company approved payment of a Company liability to a company owned by the Company's majority stockholder of the principal balance of $1,162,000 plus interest from January 6, 1998 to the date of payment (April 5, 2000). Prior to this resolution, the liability had been deemed non-interest bearing. As of March 31, 2000, the Company accrued $187,000 representing interest from January 6, 1998 to the date of payout, which amount is included in other liabilities on the accompanying March 31, 2000 Balance Sheet.

During 1999, the Bank loaned $500,000 to a corporation whose beneficial owner is the Chairman of the Board of the Company. As a result of non-payment, the Bank foreclosed on the building which was held as collateral. The Bank intends to use the building, which is included in property and equipment in the financial statements, as an additional banking facility.

NOTE 7 - MINORITY INTEREST

The minority interest comprises a 35% interest by the Government of the Republic of Moldova in the Hotel.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

General

      The Company through its wholly-owned subsidiaries; owns 65% of the issued and outstanding shares of capital stock of the Jolly Alon Limited, a Moldovan corporation ("Hotel"), that operates and manages the Jolly Alon Hotel in Chisinau, Moldova with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding shares of capital stock of Banca Commerciala pe Actiuni "Export-Import," a Moldovan corporation ("Bank"), which owns a commercial bank in Moldova; 100% of the issued and outstanding shares of capital stock of Exim Asint, S.A., a Moldovan corporation ("Insurance Company") which owns a property and casualty insurance business in Moldova; and 100% of the issued and outstanding shares of capital stock of Intercomsoft, Ltd., an Irish corporation ("Intercomsoft"), which is the exclusive supplier to the Government of the Republic of Moldova of the technology and equipment required to manufacture secure essential government documents (e.g., passports, drivers' licenses, etc.). The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998. The Company's interest in Intercomsoft was acquired on May 6, 1998.

      As the Company's subsidiaries all operate in, or derive its revenues from, the Republic of Moldova, the current (and future) economic situation, and the political uncertainty and instability, in the Republic of Moldova and in Russia could have a material adverse effect on the Company and its subsidiaries.

      The functional currency in the Republic of Moldova is the Moldovan Leu. References herein to $ or U. S. $ are to the United States Dollar. References herein to MDL are to the Moldovan Leu.

COMPARISON OF 1st QUARTER 2000 TO 1st QUARTER 1999

The Company (As Consolidated)

      The Company's total revenues for the 1st Quarter 2000 were $1,789,000 a decline from 1st Quarter 1999 total revenues of $2,140,000, or approximately 16%.

      Operating expenses were approximately $1,775,000 and $1,246,000, in 1st Quarter 2000 and 1st Quarter 1999, respectively. Measured as a percentage of revenues, total operating expenses were approximately 98% and 58% for 1st Quarter 2000 and 1st Quarter 1999, respectively.

      In 1st Quarter 2000 the Company had net income of approximately $38,000, or 2% of revenues. In 1st Quarter 2000, net income declined by $490,000 from $528,000 in 1st Quarter 1999, or 93%.

      The significant increase in the Company's operating expenses had a material adverse impact on the Company's consolidated net income.

      On April 3, 2000, Magnum Associates Limited ("Magnum"), a controlling stockholder of the Company beneficially owned by the Company's Chairman of the Board, demanded payment to it of the indebtedness of the Company owed to it in the principal amount of $1,162,000, together with $187,000 of accrued interest thereon. The Company paid the sum of $1,349,000 to Magnum on April 5, 2000 pursuant to such demand. The Company utilized substantially all of its available cash to make such payment.

      The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of the Company's subsidiaries and, therefore, on the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to have such an adverse impact.

The Bank

      The Bank derives its revenue from charging fees for its services, interest charged on loans, interest earned on funds deposited in correspondent banks and investing in securities issued by the Moldovan government.

      During 1st Quarter 2000, the Bank had interest income of approximately $251,000, a decrease of approximately $141,000 or approximately 36% from 1st Quarter 1999 interest income of approximately $392,000. The largest component of the Bank's total interest income was interest earned on loans which was approximately $183,000 and $271,000, or approximately 73% and 69% of the Bank's total interest income during 1st Quarter 2000 and 1st Quarter 1999, respectively. The decrease in interest income of interest earned on loans by approximately 32% was the result of the decrease in the Bank's loan portfolio by approximate 43%. However, the percentage of interest earned on loans in the total interest income increased in 1st Quarter 2000 as compared to 1st Quarter 1999, indicating changes in the structure of interest income. The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 1st Quarter 2000, the Bank earned approximately $19,000 in interest on securities, approximately 8% of the Bank's total interest income in 1st Quarter 2000, and approximately $48,000, or approximately 19% of its total interest income from interest earned on deposits with correspondent banks. During 1st Quarter 1999, the Bank earned approximately $87,000 in interest on securities, approximately 22% of the Bank's total interest income, and approximately $34,000 or 9% of its interest income from interest earned on deposits with correspondent banks. The decrease in interest income on securities by approximately 78% is the result of a decrease in securities held by the Bank by approximately 75%.

      In addition to interest income, the Bank also had non-interest income of approximately $242,000 during 1st Quarter 2000 in comparison to approximately $310,000 in 1st Quarter 1999, a decrease of approximately $68,000, or 22%. One of the components of the Bank's non-interest income is foreign exchange trading profit and commissions of approximately $72,000 and $149,000 which represented approximately 30% and 48% of the Bank's non-interest income during 1st Quarter 2000 and 1st Quarter 1999 showing a decrease of approximately $77,000, or 52%. Another component of the Bank's non-interest income was financial service fees of approximately $191,000 and $148,000 which represented approximately 79% and 48% of the Bank's non-interest income during 1st Quarter 2000 and 1st Quarter 1999 respectively, representing an increase of approximately $43,000 or 29%.

      The Bank's interest expense during 1st Quarter 2000 was approximately $103,000 and $233,000 representing 41% and 59% of the interest income during 1st Quarter 2000 and 1st Quarter 1999, respectively. The decrease in interest expenses resulted primarily from a decrease in interest on time deposits as well as a decline in the Bank's loan portfolio. The non-interest expense of the Bank were approximately $453,000 and $258,000 during 1st Quarter 2000 and 1st Quarter 1999, respectively, comprised principally of salaries and related costs of approximately $102,000 and $108,000, respectively, as well as outside services and processing costs of approximately $133,000 and $46,000, respectively.

      A reduction in the allowance for possible loan losses reduced the Bank's expenses by approximately $199,000 during 1st Quarter 2000 as a release of the allowance of some loans for which significant provisions were previously recorded. During 1st Quarter 1999 the allowance for possible loan losses amounted to approximately $56,000.

      The Bank currently operates under a B-License issued by the National Bank of Moldova. The National Bank of Moldova regularly revises the capital requirements for banks. In accordance with current regulations, banks operating under a B-License (such as the Bank) must maintain a shareholders' equity of 48 million Moldovan Leu as of July 1, 2000 (approximately $3.8 million U.S. at the exchange rate in effect at March 31, 2000.) The Bank's shareholders' equity as of March 31, 2000 was approximately 36.5 million Moldovan Leu (approximately $2.9 million U.S.) As a result, the Bank must increase its shareholders' equity by approximately 11.5 million Leu (approximately $900,000 U.S.), by July 1, 2000 in order to maintain its current banking license in Moldova. In addition, the National Bank of Moldova has declared that all banks with a B-License will be required to maintain shareholders' equity of no less than 76 million Leu (approximately $6 million U.S.), by January 1, 2001. Should the Bank be unable to meet these capitalization requirements, it may lose its B-license to operate as a bank in Moldova. Although the Company currently believes that the Bank will increase its shareholders' equity to the required amounts, within the required time frames, in the event that the Bank is not able to do so, the Bank's ability to operate as a bank in Moldova would, in all likelihood, be terminated which would have a material adverse effect on the Company.

      The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of the Bank, and subsequently, on the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to such an adverse impact.

The Hotel

      The Hotel derives its revenues principally from rental of guest accommodations, restaurant operations and leasing of stores and offices.

      During 1st Quarter 2000, the Hotel's revenues of approximately $534,000 were principally derived from rental of guest accommodations, restaurant operations and leasing of stores and offices. During 1st Quarter 2000 the Hotel revenues increased by approximately $64,000, or approximately 14%, from its approximate revenues of $470,000 in 1st Quarter 1999.

      Total cost of revenues for the Hotel were approximately $218,000 and $292,000 for 1st Quarter 2000 and 1st Quarter 1999, or approximately 40% and 62% of Hotel revenues, respectively.

      The Hotel's approximate $64,000 increase in revenues in 1st Quarter 2000 from 1st Quarter 1999 resulted principally from an increase in room rentals. The revenue from room rentals during 1st Quarter 2000 and 1st Quarter 1999 constituted approximately $339,000 and $296,000 or 63% for each period, from the total revenues, respectively. The average occupancy rates for 1st Quarter 2000 and 1st Quarter 1999 were 45% and 32% respectively. At the same time, promotional discounts offered 1st Quarter 2000 were higher in comparison to the same period in 1999.

      The total expenditure for 1st Quarter 2000 amounted to $449,000, or 84% of revenue as compared $376,000, or 80%, in 1st Quarter 1999.

      The end result of the foregoing was that in 1st Quarter 2000 the Hotel realized an net profit of approximately $74,000 or 14% of revenue while in 1st Quarter 1999 the Hotel derived a net profit of $69,000, or 15%. The foregoing dollar amounts are stated before giving effect to the minority interest of 35% of the Government of the Republic of Moldova.

      Although the Hotel generated an operating profit for 1st Quarter 2000 when compared to 1st Quarter 1999, the Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of the Hotel and, therefore, on the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to have such an adverse impact.

Intercomsoft

      Intercomsoft derives its revenue from being the exclusive supplier of the technology, equipment and consumables required to produce secure essential documents (e.g., passports, drivers' licenses, etc.), to the Government of the Republic of Moldova.

      During 1st Quarter 2000 and 1st Quarter 1999, Intercomsoft had revenues from operations of approximately $683,000 and $918,000, respectively. Management attributes this approximate 25% decrease in revenues to the decrease in the number of documents produced.

      During 1st Quarter 2000 as compared to 1st Quarter 1999, the other operating expenses increased significantly, from approximately $25,000 to approximately $134,000. Approximately 96% of the other operating expenses constitute payments for marketing and promotion services. As a result of these changes, the net income during 1st Quarter 2000 was approximately $334,000 a decrease of $304,000 from 1st Quarter 1999 of approximately $638,000, or 47%.

      The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of Intercomsoft and, therefore, on the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to such an adverse impact.

      The Company learned in November 1999 that the Ministry of Economy Affairs and Reform of the Republic of Moldova (the "Ministry"), was soliciting bids to select an audit company to review the Supply Agreement between Intercomsoft and the Government of the Republic of Moldova pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to the Government. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the service performed. No assurance can be given when, if ever, such review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse affect on Intercomsoft and the Company. As of the date of this filing, the Company is not aware that any review has begun, nor if a bid on such review has been awarded.

The Insurance Company

      Although the Insurance Company began operations in 1995 it is still in an expansion phase. The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves.

      During 1st Quarter 2000 and 1st Quarter 1999, the Insurance Company had total revenues of approximately $52,000 and $51,000, and operating expenses of approximately $26,000 and $47,000, respectively.

      The decrease in expenses and the increase in income resulted in net income of approximately $24,000 during 1st Quarter 2000 as compared to net income of approximately $4,000 in 1st Quarter 1999.

      The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of the Insurance Company and, therefore, on the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to have such an adverse impact.

Liquidity & Capital Resources

      The Company believes that its existing source of liquidity and its current revenues and cash flow, will be adequate to sustain its current operations and to satisfy its current working capital and capital expenditure requirements for the next twelve (12) months, with the exception of the Bank, which requires additional capitalization of no less then $900,000 prior to July 1, 2000 and a further capitalization of no less than $2,200,000 by January 1, 2001 to maintain its status as a bank in Moldova.

      The Company plans to continue seeking other acquisition candidates, both domestically and internationally, which may be acquired through the issuance of securities and/or the payment of available cash.

Year 2000 Compliance

      The Company believes it is Year 2000 compliant and experienced no difficulties associated with the rollover of the latter two digit year value to 00.

Recent Developments

      The Company learned in November 1999 that the Ministry of Economy Affairs and Reform of the Republic of Moldova (the "Ministry"), was soliciting bids to select an audit company to review the Supply Agreement between Intercomsoft and the Government of the Republic of Moldova pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to the Government. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the service performed. No assurance can be given when, if ever, such review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse affect on Intercomsoft and the Company. As of the date of this filing, the Company is not aware that any review has begun, nor if a bid on such review has been awarded.

      On February 28, 2000 the Company issued warrants to purchase 600,000, 400,000 and 400,000 shares of Common Stock to each of Messrs. Boris Birshtein, Ted Shapiro and Robert Blessey, respectively, in consideration of the significant time and effort expended by such individuals on the Company's behalf for which they were not compensated. The warrants have an exercise period of five years from the date of issuance at an exercise price of $0.50 per share. Simultaneously with the issuance of such warrants, the Company canceled the warrants previously issued to such individuals for a like number of shares of Common Stock, such warrants being exercisable during the term thereof at a purchase price of $11.50 per share.

      Abdallah S. Mishrick and Jay J. Miller resigned as a members of the Board of Directors on February 7, 2000 and February 11, 2000 respectively. Effective upon their resignation, the Company's Audit Committee was dissolved.

      On March 17, 2000 the Company entered into an agreement with Shmuel Gurfinkel, to pay him $5,000 per month, beginning February 1, 2000 for services to be rendered by him in his capacity as the Company's Chief Financial Officer.

      On May 1, 2000, Alexander M. Gordin and Gary Shokin were appointed to serve as members of the Company's Board of Directors to fill the vacancies in the Board resulting from the resignations of Abdallah S. Mishrick and Jay J. Miller as noted above.

      Further, on May 1, 2000, Alexander A. Gordin was appointed as the Company's President and Gary Shokin was appointed as the Company's Vice President. Ted Shapiro simultaneously resigned as President of the Company, but remains as its Chief Executive Officer and a member of its Board of Directors.

Related Party Transactions

      The Bank made a $500,000 principal amount loan to Polen S.R.L., an entity doing business in the Republic of Moldova, whose beneficial owner is the Company's Chairman of the Board. The loan was not paid when it matured. As a result of non-payment of such loan when it matured, in the 1st Quarter 2000 the Bank foreclosed on the building held as collateral for such loan, which is valued at $682,000, based on an independent appraisal from Pricewaterhouse Coopers dated February 25, 2000. The Bank intends to use this property (which is located a few doors away from its main facility in Chisinau) as a client services annex to the Bank and for other expanded banking services.

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

      3           By-Laws(2)

      4           Specimen of Certificate of Common Stock(2)

      21          List of Subsidiaries(3)

      27          Financial Data Schedule

(B)   REPORTS ON FORM 8-K

      No Current Report on Form 8-K was filed during the Quarter Ended March 31, 2000.




----------
     (1) Incorporated by reference to the Company's Report on Form 8-K, filed on January 6, 1998, as amended by the Company's Form 8-KA on March 6, 1998.

     (2) Incorporated by reference to the Company's Registration Statement on Form 10-SB.

     (3) Incorporated by reference to the Company's Report on Form 10-KSB for its fiscal year ended December 31, 1999.

                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          TRIMOL GROUP, INC.




Dated: May 15, 2000                       By:   /s/ Ted Shapiro
                                                --------------------------------
                                                Ted Shapiro, Chief Executive
                                                Officer




Dated: May 15, 2000                       By:   /s/ Shmuel Gurfinkel
                                                --------------------------------
                                                Shmuel Gurfinkel, Chief
                                                Financial Officer