Form 10QSB
period 2000-06-30
TRIMOL GROUP INC
filed 2000-08-14
CIK 1011733

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000

/ /   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from ______________  to _______________


Commission file number: 0-28144

                               TRIMOL GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            DELAWARE                                    13-3859706
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2000, 12,039,000 shares of Common Stock, par value $.01 per share.


Transitional Small Business Disclosure Format (check one):    Yes / /   No /X/

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                             Page Number
Item 1.  Financial Statements

Independent Accountant's Review Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

Consolidated Balance Sheet as of June 30, 2000 (Unaudited) and December 31, 1999 (Audited). . . . . . . . . . . .  F-2

Consolidated Statement of Operations for the six month period ended June 30, 2000 (Unaudited). . . . . . . . . . . F-3

Statement of Changes in Shareholders' Equity for the six month period ended June 30, 2000 (Unaudited). . . . . . . F-4

Consolidated Statement of Cash Flow for the six month period ended June 30, 2000 (Unaudited). . . . . . . . . . .  F-5

Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Item 2.  Management's Discussion and Analysis and Results of Operations . . . . . . . . . . . . . . . . . . . . .  1

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



       To The Board of Directors and Shareholders
       Trimol Group, Inc.


      We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of June 30, 2000 and the related consolidated statements of operations for the six and three month period ended June 30, 2000, changes in stockholders' equity and cash flows for the six month period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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






                                          PARITZ & COMPANY, P.A.



      Hackensack, New Jersey
      August 8, 2000

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------
                                                June 30, 2000  December 31, 1999
                                                 (Unaudited)      (Audited)
--------------------------------------------------------------------------------
                                                 (In Thousands of US Dollars)

ASSETS
Cash and cash equivalents                             5,053      5,273
Held to maturity securities                           1,214        545
Loans, net of allowance for possible loan losses
    of $383 and $928, respectively                    3,083      2,871
Reinsurance recoverable                                 263        157
Property, plant and equipment                         5,588      5,836
Other assets                                          1,937      1,326
                                                     ------     ------
TOTAL ASSETS                                         17,138     16,008
                                                     ------     ------

Liabilities
Non interest bearing demand deposits                  4,926      3,440
Interest bearing deposits                             2,924      3,135
                                                     ------     ------
Total deposits                                        7,850      6,575
Insurance policy and claim reserves                     391        288
Other liabilities                                     2,261      2,348
                                                     ------     ------

TOTAL LIABILITIES                                    10,502      9,211

MINORITY INTEREST                                     1,447      1,600

SHAREHOLDERS' EQUITY                                  5,189      5,197
                                                     ------     ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           17,138     16,008
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS  (Unaudited)


                                                      SIX MONTHS ENDED                THREE MONTHS ENDED
                                              ---------------------------------  -------------------------------
                                               JUNE 30, 2000     JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                              ---------------  ----------------  ---------------  --------------
                                                (In Thousands of US Dollars, except share and per share data)
REVENUES
Revenues from hotel operations                      1,167            1,067              633              597
Revenues from document processing                   1,380            1,565              697              648
Loan interest                                         324              501              141              230
Other interest                                        177              244               77              104
Insurance premiums                                     48               40               27               17
Commissions, fees and other revenues                  537              591              269              272
                                               ----------       ----------       ----------       ----------

TOTAL REVENUES                                      3,633            4,008            1,844            1,868
Interest expense                                      247              391              123              158
                                               ----------       ----------       ----------       ----------

TOTAL REVENUES, NET OF INTEREST EXPENSE             3,386            3,617            1,721            1,710
                                               ==========       ==========       ==========       ==========

PROVISION FOR BENEFITS, CLAIMS AND
CREDIT LOSSES
Provision for credit losses (gains)                  (491)             112             (292)              56
Provision for benefits and claims                      17               --               10               --
                                               ----------       ----------       ----------       ----------
                                                     (474)             112             (282)              56
                                               ==========       ==========       ==========       ==========

OPERATING EXPENSES
Cost of revenues from hotel operations                502              533              284              241
Cost of revenues from document processing             472              443              233              188
Other operating expenses                            2,650            1,736            1,332            1,037
                                               ----------       ----------       ----------       ----------

TOTAL OPERATING EXPENSES                            3,624            2,712            1,849            1,466
                                               ==========       ==========       ==========       ==========

INCOME FROM OPERATIONS BEFORE INCOME
TAXES AND MINORITY INTEREST                           236              793              154              188
                                               ==========       ==========       ==========       ==========


Provision (credit) for income taxes                    43               51               25               (2)
Minority interest, net of income taxes                 60               86               34               62
                                               ----------       ----------       ----------       ----------

NET INCOME                                            133              656               95              128
                                               ==========       ==========       ==========       ==========

Net income per share (basic and diluted)             0.01             0.06             .008             0.01
                                               ----------       ----------       ----------       ----------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                             12,039,000       12,039,000       12,039,000       12,039,000


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (Unaudited)

                                          Six Months Ended
                                    ----------------------------
                                    June 30, 2000  June 30, 1999
                                    ----------------------------
                                    (In Thousands of US Dollars)

COMMON STOCK
Balance, January 1 and June 30              120         120
                                         ======      ======

ADDITIONAL PAID-IN CAPITAL
Balance, January 1 and June 30            6,178       6,018
                                         ======      ======

DEFERRED COMPENSATION
Balance, January 1                          (27)         --
Deferred compensation                        27          --
                                         ------      ------
Balance, June 30                             --          --
                                         ------      ------

RETAINED EARNINGS
Balance, January 1                       (1,074)      1,428
Net income                                  133         656
Other comprehensive (loss)                 (168)     (2,178)
                                         ------      ------
Balance, June 30                         (1,109)        (94)
                                         ======      ======

TOTAL SHAREHOLDERS' EQUITY                5,189       6,044
                                         ======      ======

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, January 1                       (2,413)         --
Foreign currency translations              (168)     (1,109)
                                         ------      ------
Balance, June 30                         (2,581)     (1,109)


--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                            Six Months Ended
                                                       -----------------------------
                                                       June 30, 2000   June 30, 1999
                                                       --------------  -------------
                                                        (In Thousands of US Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                  134         656
                                                         ------      ------

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED
IN OPERATING ACTIVITIES

INCOME AND EXPENSES NOT INVOLVING
CASH FLOW
Depreciation and amortization                               257         191
Provision for credit gains                                 (491)        (94)
Provision for benefits and claims                           (17)         --
Minority interest                                            60        (458)
Stock based compensation                                     27          --
                                                         ------      ------
                                                           (164)       (361)
                                                         ------      ------
CHANGES IN ASSETS AND LIABILITIES
Net  (increase) in other assets                            (706)       (365)
Net increase (decrease) in other liabilities                 70        (538)
Net decrease in reinsurance recoverable                     118          79
                                                         ------      ------
                                                           (518)       (824)
                                                         ------      ------

TOTAL ADJUSTMENTS                                          (682)     (1,185)
                                                         ------      ------


NET CASH USED IN OPERATING ACTIVITIES                      (548)       (529)
                                                         ======      ======

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemptions of securities held to           2,229       5,497
maturity
Purchase of securities held to maturity                  (2,814)     (4,970)
Purchase of equipment                                      (437)        (61)
Net decrease in loans                                        66       1,248
                                                         ------      ------

NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                   (956)      1,714
                                                         ======      ======

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits                                  1,764        (588)
                                                         ------      ------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                      1,764        (588)
                                                         ======      ======

Effect of exchange rate on cash                            (480)       (277)
                                                         ------      ------

Increase (decrease) in cash and cash equivalents           (220)        320
Cash and cash equivalents at beginning of period          5,273       4,173
                                                         ------      ------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                      5,053       4,493
                                                         ======      ======

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid                                               207         316
Income taxes paid                                            33          82



The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of June 30, 2000 and for the six and three month periods ended June 30, 2000 and 1999 included herein have been prepared on the same basis as those in the Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

NOTE 2 - OPERATIONS

The Company owns all of the shares of four holding corporations that own capital stock of four companies with business operations in the Republic of Moldova ("Moldova"). The capital stock of such companies are comprised of all of the issued and outstanding shares of an insurance company, Exim Asint S.A. (the "Insurance Company"), a bank, Banca Comerciala pe Actiuni "Export Import" (the "Bank"), 65% of the issued and outstanding shares of a hotel, the Jolly Alon Limited (the "Hotel"), and all of the issued and outstanding shares of Intercomsoft Limited ("Intercomsoft"), a document production company.

The Insurance Company began operations at the beginning of 1995 and is active in the general insurance sector providing property and liability coverage to the Moldovan market. Commencing in the last quarter of 1997, the Insurance Company also provides reinsurance services to the Moldovan insurance market.

The Bank was established on April 26, 1994, received its General Banking License from the National Bank of Moldova on April 29, 1994 and began activity as a new bank on June 1, 1994. The Bank's activities include receipt of monetary deposits, granting credit, transacting in foreign currency, financing international trade, investment in securities, retaining and managing marketable documents and other assets for other parties, and managing payments.

The Hotel was established on October 15, 1991 and operates and manages the Jolly Alon Hotel and rents stores and offices located on Hotel property. The principal guests of the Hotel are business executives and international diplomats from all over the world. The tourism sector with respect to Hotel guests is marginal and, accordingly, seasonability is not a factor.

Intercomsoft was incorporated in February 1995 as a non-resident Irish registered company. Intercomsoft supplies the technology and consumables required to produce secure essential documents (passports, drivers' licenses, car licenses and ID cards) to the government of the Republic of Moldova.

NOTE 3 - RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

      (a) The Company's subsidiaries operate in Moldova, a former Republic of the Soviet Union, and are heavily dependent on Russia and on a number of former Republics of the Soviet Union. Accordingly, the current political and economic situation in Moldova, Russia and the former Republics of the Soviet Union, which have historically been unstable, could have a material adverse effect on the Company and its subsidiaries. Political uncertainty and instability in the Republic of Moldova could also have a material adverse effect on the future revenue and income of the Company and its subsidiaries.

      (b) The Moldovan Ministry of Economics is Intercomsoft's only customer. In November 1999, the Company learned that the Ministry of Economy Affairs and Reform of the Republic of Moldova was soliciting bids to select an audit company to review the contract between Intercomsoft and the Government of the Republic of Moldova ("GRM"), pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to GRM. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the services performed. A loss, or a substantial change in the terms of such contract could, however, have a material adverse effect on Intercomsoft and the Company.

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

      (d) The Bank currently operates under a B-License issued by the National Bank of Moldova ("NBM"). NBM regularly revises the capital requirements for the banks. In accordance with current regulations, banks operating under a B-License must maintain a shareholders' equity of no less than 48 Million Moldovan Leu ("MDL") as of July 1, 2000, which amount equals approximately $3.8 Million U.S. Dollars at the exchange rate in effect at June 30, 2000. The Bank met this requirement and maintains its B-License issued by the NBM. In addition, NBM has advised the Company that as of January 1, 2001, banks with a B-License will be required to increase its equity to a minimum of 76 Million MDL; approximately $6 Million U.S. Dollars based upon the exchange rate in effect on June 30, 2000. The Bank's shareholders' equity as of June 30, 2000 was 48.2 Million MDL; approximately $3.85 Million U.S. Dollars. As a result, the Bank must increase its shareholder equity by approximately 27.8 Million MDL; approximately $2.2 Million U.S. Dollars, using the exchange rate in effect on June 30, 2000, by January 1, 2001 in order to maintain its current banking license in Moldova. Should the Bank be unable to meet this capitalization requirement, it may lose its B-License to operate as a bank in Moldova, which would have a material adverse effect on the Company.

NOTE 4 - FOREIGN CURRENCY TRANSLATION

The Moldovan Leu (MDL) is the functional currency of the Company's subsidiaries, all of which are either located in, or derive their revenue from, the Republic of Moldova. Accordingly, the assets and liabilities denominated in foreign currency are translated into U.S. Dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of shareholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

During the six months ended June 30, 2000 and 1999 fluctuations in the MDL and the United States Dollar reduced the Company's net income in the amounts reflected in the Company's Consolidated Statement of Changes in Shareholders' Equity under the line item "Accumulated Other Comprehensive Loss", as a component of Shareholders' Equity.

NOTE 5 - SHAREHOLDERS' EQUITY

(a) On February 25, 1999, the Company entered into employment agreements (collectively the "Employment Agreements") with three of its executives (the "Executives") each of which is for a term of five years commencing January 1, 1999 and provide for aggregate annual compensation of $360,000 in the first year of the Employment Agreement and an aggregate of $650,000 in the second year. In addition, the Employment Agreements provide that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Executives will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 200,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 3,000,000 shares of Common Stock per year at an exercise price equal to the closing price of Common Stock on the issue date. As of June 30, 2000, no Incentive Warrants were outstanding.

(b) In May 1999 the Company issued warrants to purchase 1,400,000 shares of its Common Stock to the Executives. The warrants may be exercised for a period of five years at an exercise price of $11.50 per share. Effective February 28, 2000 the Company canceled these warrants and issued 1,400,000 warrants with substantially the same terms, at an exercise price of $.50 per share.

      During 1999, the Company granted five year warrants to purchase up to 60,000 shares of the Company's Common Stock, 30,000 of which are at an exercise price of $11.50 per share and 30,000 of which are at an exercise price of $.75 per share, to certain former members of the Company's Board of Directors.

      As of June 30, 2000, warrants to purchase 1,460,000 shares of Common Stock were issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company transacts business at times with related parties while conducting its commercial activities. The Company believes such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.

Pursuant to a resolution of the Company's Board of Directors on March 31, 2000, the Company repaid its debt to a company owned by the Company's majority stockholder of the principal balance of $1,162,000 plus interest from January 6, 1998 to the date of payment (April 5, 2000) in the amount of $187,000. Prior to this resolution, the liability had been deemed non-interest bearing.

On June 27, 2000, the Company borrowed $797,000 (the "Loan") from a company controlled by the Company's majority stockholder ("Stockholder") and invested the Loan proceeds in the Bank to meet the capital requirements referred to in
Note 3(d). The Loan bears interest at 2% per annum above the prime rate and matures on December 31, 2000. If the Loan is not repaid by its due date, the

Stockholder can elect to convert the Loan into a 22% equity interest in two of the Company's subsidiaries that own all the issued and outstanding shares of the Bank. On June 28, 2000, the Company repaid $74,000 of the Loan leaving a balance of $723,000 at June 30, 2000. This amount is included in other liabilities on the accompanying June 30, 2000 balance sheet.

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

COMPARISON OF 2nd QUARTER 2000 TO 2nd QUARTER 1999


The Company (As Consolidated)


      The Company's total revenues for 2nd Quarter 2000 were $1,844,000, a decline of $24,000 from 2nd Quarter 1999 total revenues or approximately 1.3%.

      Operating expense were approximately $1,849,000 and $1,466,000, in 2nd Quarter 2000 and 2nd Quarter 1999, respectively. Measured as a percentage of revenues, total operating expenses were approximately 100% and 78% for 2nd Quarter 2000 and 2nd Quarter 1999.

      In 2nd Quarter 2000, the Company had net income of approximately $95,000, or 5% of revenues. In 2nd Quarter 2000, net income declined by $33,000 from the net income of $128,000 in 2nd Quarter 1999, or 26%.

      The significant increase in the Company's operating expenses had a material adverse impact on the Company's consolidated net income.

      The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of the Company's subsidiaries and, therefore, on the Company. Such slowdown may continue to have an adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant and adverse devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to have an adverse impact.

The Bank


      The Bank generates its revenue from charging fees for its services, interest charged on loans, interest earned from funds deposited from correspondent banks and investing in securities issued by the Moldovan Government.

      During 2nd Quarter 2000, the Bank earned interest income of approximately $224,000, which was a decline from the results of 2nd Quarter 1999 interest income of $303,000 by approximately $79,000 or 26%. The largest component of the Bank's total interest income was interest earned on loans, which was approximately $141,000 and $230,000, or approximately 62% and 76% of the Bank's total interest income earned during the 2nd Quarter 2000 and 1999 respectively. The decrease both in dollars and as a percentage of interest income of interest earned on loans was the result of decline of the Moldovan economy.

      The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 2nd Quarter 2000 interest earned on securities was approximately $11,000 or 5% of the Bank's total interest income and interest earned on deposits with correspondent banks was approximately $72,000 or 32% of the total interest income. During 2nd Quarter 1999 interest earned on securities was approximately $45,000 or 15% of the Bank's total interest income and interest earned on deposits with correspondent banks was approximately

$28,000 or 9% of the total interest income. This was the result of the Bank's focus on commercial loans which have a greater return than securities, due to a decline in interest earned on securities. The decision to focus more on commercial loans was also based on the fact that interest on the securities issued by Moldovan Government has been significantly reduced and therefore it has lost its appeal as an investment vehicle by the Bank. The increase in the interest income on the deposits with the correspondent banks was a result of an increase of the daily closing balances on Nostro accounts (accounts at correspondent banks over which the Bank has control) since January 1, 2000.

      In addition to the interest income, the Bank also earned non-interest income of approximately $255,000 in 2nd Quarter 2000 as compared to approximately $255,000 in 2nd Quarter 1999. The principal component of non-interest income was financial service fees of approximately $193,000 and $212,000 for 2nd Quarter 2000 and 1999 respectively, decreasing in 2nd Quarter 2000 by approximately $19,000 or 9%. Financial service fees include commissions charged for transactions on cash transfers and cash exchange in foreign currency, as well as commissions on Western Union transactions performed for individuals. Another principal component of non-interest income is foreign exchange trading profit and commissions of approximately $73,000 and $175,000, in 2nd Quarter 2000 and 1999 respectively, which was a decrease in 2nd Quarter 2000 by approximately $57,000 or 32%. The decrease is a result of a slight fluctuation in the exchange rate in comparison to the previous period.

      Offsetting the Bank's total interest income during 2nd Quarter 2000 was interest expense of approximately $107,000, or 48% of interest income, comprised principally of interest paid on deposits. During 2nd Quarter 1999 total interest expense was approximately $158,000, or 52% of total interest income.

      During 2nd Quarter 2000, the Bank had a gain resulting from a reduction in its allowance for possible loan losses of $292,000. In comparison, in 2nd Quarter 1999, the Bank recognized a loss from allowance of possible loans losses of $56,000.

      Offsetting the Bank's total non-interest income earned during 2nd Quarter 2000 and 1999 were total non-interest expenses of approximately $491,000 and $318,000 respectively, including salaries and related costs of approximately $125,000 and $97,000, outside services and processing expenses of approximately $117,000 and $64,000 and marketing and development costs of approximately $73,000 and $17,000, respectively. Salaries and related costs incurred during the 2nd Quarter 2000 increased in comparison to 2nd Quarter 1999 as a result of increased Bank's staffing levels. The increase in outside services and processing expenses resulted from an increased need for use of alternative information agencies and additional work with consulting and audit companies. The increase in marketing and development costs resulted from increased competition in the financial services market.

      The Bank's net income was $173,000 for 2nd Quarter 2000, an increase of $122,000 over the net income for 2nd Quarter 1999.


The Hotel


      The Hotel derives its revenues principally from rental of guest accommodations, restaurant operations and leasing of stores and offices.

      During 2nd quarter 2000 the Hotel's revenues of $633,000 were principally derived from (a) rental of guest accommodations ($440,000 or 70% of the Hotel's revenue); (b) restaurant operations

($87,000 or 14% of the Hotel's revenue); and (c) leasing of stores and offices ($80,000 or 13% of the Hotel's revenue). Revenue for 2nd Quarter 2000 increased from 2nd Quarter 1999 from approximately $597,000, an increase of $36,000 or 6%.

      Total cost of revenue for the Hotel was approximately $284,000 and $241,000 or approximately 45% and 40% of Hotel's revenue, for the 2nd quarter 2000 and 1999, respectively. The increase in percentage ratio results from additional expenses for room renovation which began in January 2000.

      The gross profit (revenue minus cost of revenue) for 2nd Quarter 2000 and 1999 was $349,000 (55% of revenue) and $356,000 (60% of revenue), respectively, decreasing in 2nd Quarter 2000 by $7,000. The foregoing dollar amounts are stated before giving effect to the minority (35%) interest of he government of the Republic of Moldova.

      The net income of the Hotel for 6 months 2000 was $97,000 a decrease of $81,000 from 6 months 1999 of $178,000.


Intercomsoft


      Intercomsoft derives its revenue from being the exclusive supplier of the technology, equipment and consumables required to produce secure essential documents (e.g., passports, driving licenses, etc.), to the Government of the Republic of Moldova.

      During 2nd quarter 2000 and 1999 Intercomsoft had revenues from operations of approximately $697,000 and $648,000, respectively. Management attributes this approximate 8% increase in revenues to a higher number of documents processed during the 2nd quarter 2000.

      Intercomsoft's increase in operating expenses from 27% of total revenue, or $173,000 in 2nd Quarter 1999 to 50%, or $351,406, in 2nd Quarter 2000 is due to additional marketing and promotion costs resulting from a contract entered into in 1st quarter 2000. Accordingly, the income from operating activities declined from $474,000, or 73% in 2nd Quarter 1999 to $346,584, or 50% in 2nd Quarter 2000.

      Intercomsoft's net income for 2nd Quarter 2000 was $342,000, a decrease of $132,000 from 2nd Quarter 1999 of $474,000.


The Insurance Company

      The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves.

      Although the Insurance Company earned approximately $50,000 and $45,000 in gross premiums during 2nd Quarter 2000 and 1999 respectively, earned premiums ceded to reinsures approximated $23,000 and $28,000 respectively resulting in approximately $27,000 and $17,000 in net premiums earned of the Insurance Company's total revenues of approximately $43,000 and $22,000 for 2nd Quarter 2000 and 1999 respectively. During 2nd Quarter 2000 and 2nd Quarter 1999, the Insurance Company also received net interest income of approximately $2,000 and $5,000 respectively.

      Reinsurance commissions earned during 2nd Quarter 2000 and 2nd Quarter 1999 were $14,000 and $6,000, respectively. The Insurance Company's total expenses of approximately $35,000 incurred during 2nd quarter 2000 resulted in a net income before taxes of approximately $8,000 compared to a net loss of approximately $9,000 in 2nd Quarter 1999 after total expenses of $31,000.


Business segment information for three months ended June 30, 2000


----------------------------------------------------------------------------------------------------------------------------------
                                        Bank      Hotel       Insur-          Docu-        Holding       Elimina-     Consolidated
                                      Opera-     Opera-         ance           ment       Activities        tions
                                       tions      tions       opera-        proces-
                                                               tions           sing
----------------------------------------------------------------------------------------------------------------------------------
(In thousands of USD)

Total revenue                           479          633           43          697           (8)          --        1,844

Interest expense                       (107)          --           --           --          (16)          --         (123)

Total revenue net of
interest expense                        372          633           43          697          (24)          --        1,721

Provision for benefits,
claims and credit gains                 292           --          (10)          --           --           --          282

Operating expenses                     (491)        (512)         (25)        (355)        (466)          --       (1,849)

Income (loss) from
operations before income
taxes and minority interest             173          121            8          342         (490)          --          154

Provision for income taxes               --          (24)          (1)          --           --           --          (25)

Minority interest, net of taxes          --          (34)          --           --           --           --          (34)

Net income (loss)                       173           63            7          342         (490)          --           95

Fixed assets                          1,686        3,875           27           --           --           --        5,588


Total assets                         11,650        4,387          598          358          145           --       17,138
==================================================================================================================================

Business segment information for three months ended June 30, 1999



-------------------------------------------------------------------------------------------------------------------------------
                                      Bank       Hotel       Insur-         Docu-      Holding    Elimina-   Consolidated
                                    Opera-      Opera-         ance          ment   Activities       tions
                                     tions       tions       opera-       proces-
                                                              tions          sing
-------------------------------------------------------------------------------------------------------------------------------
(In thousands of USD)


Total revenue                         602          597           22          647           --           --        1,868

Interest expense                     (158)          --           --           --           --           --         (158)

Total revenue net of
interest expense                      400          597           22          647           --           --        1,666

Provision for benefits,
claims and credit losses              (56)          --           --           --           --           --          (56)

Operating expenses                   (318)        (396)         (31)        (173)        (548)          --       (1,466)

Income (loss) from
operations before income
taxes and minority interest
                                       26          201           (9)         474         (548)          --          144

Provision for income taxes
                                       25          (23)          --           --           --           --            2

Minority interest, net of
taxes                                  --           --           --           --           --          (62)         (62)

Net income (loss)                      51          178           (9)         474         (548)         (62)          84

Fixed assets                          710        4,323           71           --          211          (43)       5,104


Total assets                        9,147        4,769          376        1,566          211          (43)      16,016
==================================================================================================================================

COMPARISON OF 6 MONTHS 2000 TO 6 MONTHS 1999


The Company (As Consolidated)

      The Company's total revenues declined by approximately $315,000 or 9% from $4,008,000 to $3,633,000 in 6 months 2000 and compared to 6 months 1999. Total operating expenses increased by $912,000 to approximately $3,624,000 for 6 months 2000 from $2,712,000 for 6 months 1999. Measured as a percentage of total revenues, total operating expenses were approximately 99% and 68% for 6 months 2000 and 6 months 1999, respectively. The Company was unable to reduce total operating expenses in proportion to reduced total revenues.

      For 6 months 2000, the Company had net income of approximately $133,000, or approximately 36% of total revenues. For 6 months 2000, net income declined from 6 months 1999 by approximately $523,000, or approximately 14% of total revenues in 6 months 2000.


The Bank

      During 6 months 2000, the Bank earned interest income of approximately $474,000, which is a decline from the results of 6 months 1999 of $695,000 by approximately $221,000, or 31%. The largest component of the Bank's total interest income was interest earned on loans which was approximately $324,000 and $501,000, or approximately 68% and 72% of the Bank's total interest income earned during 6 months 2000 and 6 months 1999 respectively. The decrease was the result of the economic crisis in Moldova.

      The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 6 months 2000 interest earned on securities was approximately $30,000 or 6% of the Bank's total interest income and interest earned on deposits with correspondent banks of approximately $120,000 or 25% of the total interest income. During 6 months 1999 interest earned on securities was approximately $132,000 or 19% of the Bank's total interest income and interest earned on deposits with correspondent banks of approximately $62,000 or 9% of the total interest income. The reason for the foregoing decline in interest earned on securities was the Bank's greater focus on commercial loans, which have greater return than securities, thus management allocated less funds to securities investments. In addition, interest on the securities issued by Moldovan Government was reduced significantly and at present holds no appeal for the Bank as an investment vehicle. The increase in the interest income on the deposits with the correspondent banks was the increase of the daily closing balances on Nostro accounts (accounts at corresponding bank's over which the Bank has control) during 6 months 2000.

      In addition to interest income, the Bank also earned non-interest income, which for 6 months 2000 was approximately $497,000, a decrease of approximately $68,000, or 12%, in comparison to the income earned during 6 months 1999 of approximately $565,000. The principal component of non-interest income was financial service fees of approximately $384,000 and approximately $360,000 for 6 months 2000 and 1999 respectively, increasing in 2000 by approximately $24,000, or 7%. Financial service fees include commissions charged for transactions on cash transfers and cash exchange of foreign currency, as well as commissions on Western Union transactions performed for individuals. Another component of non-interest income was foreign exchange trading profit and commissions of approximately $144,000 and approximately $324,000 earned during 6 months 2000 and 1999 respectively, a decrease in 2000 of approximately $180,000, or 55%.

      Offsetting the Bank's total interest income during 6 months 2000 was interest expense of approximately $210,000, or 41% of interest income, comprised principally of interest paid on deposits. During 6 months 1999 total interest expense amounted to approximately $391,000 or 56% of total interest income.

      In 6 months 2000, the Bank had a gain resulting from a reduction in its allowances for possible loan losses of $491,000 compared to the recognition by the Bank of a loss from allowance for possible loan losses of $112,000 in 6 month 1999.

      Offsetting the Bank's total non-interest income earned during 6 months 2000 and 1999 were total non-interest expenses of approximately $944,000 and $576,000 respectively, including salaries and related costs of approximately $227,000 and $205,000, outside services and processing expenses of approximately $250,000 and $110,000 and marketing and development costs of approximately $107,000 and $32,000 respectively. Salaries and related costs incurred during 6 months 2000 increased in comparison to months 1999 resulting from an increase in the Bank's staffing levels. The increase in outside services and processing expenses resulted from the use of alternatives information agencies and additional consulting and audit expenses. The increase in marketing and development costs was due to increased competition in the financial services market.

      The Bank's net income for 6 months 2000 was $309,000, an increase of $128,000 over the net income for 6 months 1999 of $181,000.


The Hotel

      During 6 months 2000, the Hotel's revenue of $1,167,000 was principally derived from (a) rental of guest accommodations ($779,000 or 67% of the Hotel's revenue); (b) restaurant operations ($164,000 or 14% of the Hotel's revenue); and (c) leasing of stores and offices ($161,000 or 14% of the Hotel's revenue). Revenue earned during 6 months 2000 compared to the results of 6 months 1999 of $1,067,000 increased by $100,000 or 9%.

      Total cost of revenue was $502,000 and $533,000 or approximately 50% and 43% of Hotel's revenue, for 6 months 2000 and 1999, respectively. This decline in the Hotel's costs of revenues resulted from new management's budget cutting measures resulting in more efficient Hotel operations and more efficient management of labor and related expenses. Operating equipment purchases and maintenance costs all declined and the reduced demand and cost cutting measures reduced the selling, general and administrative expenses.

      The gross profit (revenue minus cost of revenue) for 6 months 2000 and 1999 was $665,000, or 57% of revenue, and $534,000, or 50% of revenue, respectively, increasing in 2000 by $131,000. The foregoing dollar amounts are stated before giving effect to the minority (35%) interest of the government of the Republic of Moldova.

      The net income of the Hotel for 6 months 2000 was $170,000 a decrease of $77,000 from 6 months 1999 of $247,000.

Intercomsoft


      During 6 months 2000 and 6 months 1999 Intercomsoft had revenues from operations of approximately $1,380,000 and $1,565,000 respectively.

      An increase in operating expenses from 29% of total revenue from $453,000 for 6 months 1999 to 52% of total revenue, or $725,000, for 6 months 2000 is due to additional marketing and promotion costs resulting from a contract entered into in 1st Quarter 2000. Accordingly, the income from operations declined from $1,112,000, or 71% for 6 months 1999 to $675,000, or 48% for 6 months 2000.

      Intercomsoft's net income was $675,000 for 6 months 2000, a decrease of $437,000 from 6 months 1999 of $1,112,000.


The Insurance Company

      Although the Insurance Company earned approximately $97,000 and $76,000 in gross premiums during 6 months 2000 and 6 months 1999, respectively, earned premiums ceded to reinsures approximated $49,000 and $36,000 in those years resulting in approximately $48,000 and $40,000 in net premiums earned of the Insurance Company's total revenues of approximately $94,000 and $73,000 6 months 2000 and 6 months 1999 respectively. During 6 months 2000 and 6 months 1999, the Insurance Company also received net interest income of approximately $6,000 and $24,000. During 6 months 2000 the Insurance Company also had approximately $25,000 of other income. Reinsurance commissions earned during 6 months 2000 and 1999 were approximately $14,000 and $9,000, respectively. The Insurance Company's total expenses of approximately $60,000 for 6 months 2000 resulted in a net income before taxes of approximately $34,000 compared to a net loss of approximately $5,000 in 6 months 1999 after total expenses of $78,000.

Business segment information for six months ended June 30, 2000


-------------------------------------------------------------------------------------------------------------------------------
                                 Bank      Hotel       Insur-          Docu-      Holding       Elimina-    Consolidated
                               Opera-      Opera-        ance           ment   Activities          tions
                                tions       tions      opera-        proces-
                                                        tions           sing
-------------------------------------------------------------------------------------------------------------------------------
(In thousands of USD)


Total revenue                    971        1,167           94        1,401           --             --       3,633

Interest expense                (210)          --           --           --          (37)            --        (247)

Total revenue net of
interest expense                 761        1,167           94        1,401          (37)            --       3,386

Provision for
benefits, claims and             491           --          (17)          --           --             --         474
credit gains
Operating expenses              (943)        (957)         (43)        (726)        (955)            --      (3,624)

Income (loss) from
operations before
income taxes and
minority interest                309          210           34          675         (992)            --         236

Provision for income
taxes                             --          (40)          (3)          --           --             --         (43)

Minority interest, net
of taxes                          --          (60)          --           --           --             --         (60)

Net income (loss)                309          110           31          675         (992)            --         133

Fixed assets                   1,686        3,875           27           --           --             --       5,588

Total assets                  11,650        4,387          598          358          145             --      17,138
==================================================================================================================================

Business segment information for six months ended June 30, 1999


-------------------------------------------------------------------------------------------------------------------------------
                                 Bank      Hotel       Insur-          Docu-      Holding       Elimina-    Consolidated
                               Opera-      Opera-        ance           ment   Activities         tions
                                tions       tions      opera-        proces-
                                                        tions           sing
-------------------------------------------------------------------------------------------------------------------------------
(In thousands of USD)

Total revenue                  1,303        1,067           73        1,565           --           --        4,008

Interest expense                (391)          --           --           --           --           --         (391)

Total revenue net of
interest expense                 869        1,067           73        1,565           --           --        3,574

Provision for
benefits, claims and            (112)          --           --           --           --           --         (112)
credit losses
Operating expenses              (576)        (772)         (78)        (453)        (833)          --       (2,712)

Income (loss) from
operations before
income taxes and
minority interest                181          295           (5)       1,112         (833)          --          750

Provision for income
taxes                             (3)         (48)          --           --           --           --          (51)

Minority interest, net
of taxes                          --           --           --           --           --          (86)         (86)

Net income (loss)                178          247           (5)       1,112         (833)         (86)         613

Fixed assets                     710        4,323           71           --           --           --        5,104


Total assets                   9,147        4,769          376        1,566          211          (43)      16,016
==================================================================================================================================

Liquidity & Capital Resources

      The Company believes that its existing source of liquidity and its current revenues and cash flow, will be adequate to sustain its current operations and to satisfy its current working capital and capital expenditure requirements for the next twelve (12) months, with the exception of the Bank, which requires additional capitalization of no less than $2,200,000 by January 1, 2001 to maintain its status as a bank in Moldova.

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

      On May 1, 2000, Alexander M. Gordin and Gary Shokin were appointed to serve as members of the Company's Board of Directors to fill the vacancies in the Board resulting from the resignations of Abdallah S. Mishrick and Jay J. Miller on February 7, 200 and February 11, 2000, respectively.

      Further, on May 1, 2000, Alexander A. Gordin was appointed as the Company's President and Gary Shokin was appointed as the Company's Vice President. Ted Shapiro simultaneously resigned as President of the Company, but remains as its Chief Executive Officer and a member of its Board of Directors.

Related Party Transactions

      On April 3, 2000, Magnum Associates Limited ("Magnum"), a controlling stockholder of the Company beneficially owned by the Company's Chairman of the Board, demanded payment to it of the indebtedness of the Company owed to it in the principal amount of $1,162,000, together with interest thereon through the date of payment. Pursuant a resolution of the Company's Board of Director's, the Company repaid its debt to Magnum in the principal balance of $1,162,000, plus interest from January 6, 1998 in the amount of $187,000 on April 5, 2000 in response to such demand. The Company utilized substantially all of its available cash to make such payment.

      On June 27, 2000, the Company borrowed $797,000 from Magnum (the "Loan") and invested the proceeds from the Loan in the Bank in order to meet the Bank's capital requirements as of July 1, 2000. The Loan bears interest at a rate of 2% per annum above prime rate and matures on December 31, 2000. If the Loan is not repaid by its due date, Magnum can elect to convert the Loan into a 22% equity interest in the two Company subsidiaries which own all of the issued and outstanding shares of the Bank. On June 28, 2000, the Company repaid $74,000 on the principal of the Loan leaving a balance of $723,000 at June 30, 2000.

      The Company believes all transactions conducted with affiliates are on terms that could be obtained from non-affiliated independent third parties on an arms length basis.

      The foregoing discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

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

      3           By-Laws(2)

      4           Specimen of Certificate of Common Stock(2)

      21          List of Subsidiaries(3)

      27          Financial Data Schedule


(B)   REPORTS ON FORM 8-K

      No Current Report on Form 8-K was filed during the Quarter ended June 30, 2000.







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



                                          TRIMOL GROUP, INC.




Dated: August 14, 2000             By: /s/ Ted Shapiro
                                       -----------------------------------------
                                       Ted Shapiro, Chief Executive Officer




Dated: August 14, 2000             By: /s/ Shmuel Gurfinkel
                                       -----------------------------------------
                                       Shmuel Gurfinkel, Chief Financial Officer