Form 10QSB
period 2000-09-30
TRIMOL GROUP INC
filed 2000-11-20
CIK 1011733

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2000

/ / Transition report under Section 13 or 15(d) of the Exchange Act for the transaction period from ________________ to ________________

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

Yes X     No
   ---       ---
                   APPLICABLE ONLY TO ISSUERS INVOLVED IN
                     BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes ___      No ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuers' classes of common equity, as of the latest practicable date: As of November 20, 2000, 12,039,000 shares of Common Stock, par value $.01 per share.


Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                ---        ---

                              TABLE OF CONTENTS

                        PART I. FINANCIAL INFORMATION


                                                                    Page Number

Item 1. Financial Statements                                          F-1-F-9

Independent Accountant's Review Report                                F-i

Consolidated Balance Sheet as of September 30, 2000
(Unaudited) and December 31, 1999 (Audited)                           F-1

Consolidated Statement of Operations
For the three and nine month period ended September 30, 2000
and 1999 (Unaudited)                                                  F-2

Statement of Changes in Shareholder's Equity
For the nine month period ended September 30, 2000
and 1999 (Unaudited)                                                  F-3

Consolidated Statement of Cash Flows
For the nine month period ended September 30, 2000
and 1999 (Unaudited)                                                  F-4-F-5

Notes to Consolidated Financial Statements                            F-6-F-9

Item 2. Management's Discussion and Analysis and Results of
Operations                                                            1-13

                         PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              14

Signatures                                                            15

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



To The Board of Directors and Shareholders
Trimol Group, Inc.


We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. as of September 30, 2000 and the related consolidated statements of operations for the nine and three month period ended September 30, 2000, changes in shareholders' equity and cash flows for the nine month period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

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




                                       PARITZ & COMPANY, P.A.



Hackensack, New Jersey
November 13, 2000

TRIMOL GROUP, INC.



CONSOLIDATED BALANCE SHEET

                                                     September 30, 2000    December 31, 1999
                                                         (Unaudited)          (Audited)
                                                          (In Thousands of U.S. Dollars)
ASSETS
Cash and cash equivalents                                   4,475                5,273
Held to maturity securities                                 1,037                  545
Loans, net of allowance for possible loan losses
    of $472 and $928, respectively                          3,158                2,871
Reinsurance recoverable                                       222                  157
Property, plant and equipment                               5,913                5,836
Other assets                                                2,046                1,326
                                                           ------               ------
TOTAL ASSETS                                               16,851               16,008
                                                           ------               ------
                                                           ------               ------

LIABILITIES
Non interest bearing demand deposits                        4,536                3,440
Interest bearing deposits                                   3,033                3,135
                                                           ------               ------
Total deposits                                              7,569                6,575
Insurance policy and claim reserves                           256                  288
Other liabilities                                           2,308                2,348
                                                           ------               ------

TOTAL LIABILITIES                                          10,133                9,211

MINORITY INTEREST                                           1,634                1,600

SHAREHOLDERS' EQUITY                                        5,084                5,197
                                                           ------               ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 16,851               16,008
                                                           ------               ------
                                                           ------               ------

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.



CONSOLIDATED STATEMENT OF OPERATIONS  (Unaudited)

                                             NINE MONTHS ENDED          THREE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                             2000        1999           2000          1999
                                            ------      ------         ------        ------
                                   (In Thousands of US Dollars, except share and per share data)

REVENUES
Revenues from hotel operations                 1,735        1,580            568           513
Revenues from document processing              2,165        2,142            785           577
Loan interest                                    551          763            227           262
Other interest                                   302          336            125            92
Insurance premiums                                87           58             39            18
Commissions, fees and other revenues             884        1,064            347           473
                                               -----        -----          -----         -----
TOTAL REVENUES                                 5,724        5,943          2,091         1,935
Interest expense                                 340          472             93            81
                                               -----        -----          -----         -----
TOTAL REVENUES, NET OF INTEREST EXPENSE        5,384        5,471          1,998         1,854
                                               =====        =====          =====         =====

PROVISION FOR BENEFITS, CLAIMS AND
CREDIT LOSSES
Provision for credit losses (gains)             (420)         327             71           215
Provision for benefits and claims                 33           27             16             9
                                               -----        -----          -----         -----
                                                (387)         354             87           224
                                               =====        =====          =====         =====
OPERATING EXPENSES
Cost of revenues from hotel operations           753          829            251           296
Cost of revenues from document processing        733          569            261           126
Other operating expenses                       4,024        3,116          1,374         1,398
                                               -----        -----          -----         -----
TOTAL OPERATING EXPENSES                       5,510        4,514          1,886         1,820
                                               =====        =====          =====         =====

INCOME  (LOSS) FROM OPERATIONS
BEFORE INCOME TAXES AND
MINORITY INTEREST                                261          603              25         (190)
                                               =====        =====           =====        =====

Provision (credit) for income taxes               72          113              29           62
Minority interest, net of income taxes            76           96              16           10
                                               -----        -----           -----        -----
NET INCOME (LOSS)                                113          394             (20)        (262)
                                               =====        =====           =====        =====

Net income per share (basic and diluted)        .009         0.03           (.002)       (0.02)
                                               -----        -----           -----        -----

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                        12,039,000   12,035,542      12,039,000   12,039,000


The accompanying notes are an integral part of the financial statements.




TRIMOL GROUP, INC.



STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)

                                                 Nine Months Ended September 30,
                                                    2000                1999
                                                  (In Thousands of US Dollars)

COMMON STOCK
Balance, January 1 and September 30                  120                 120
                                                  ------              ------

ADDITIONAL PAID-IN CAPITAL
Balance, January 1 and September 30                6,178               6,018
Issuance of common stock                               -                 182
                                                  ------              ------
                                                   6,178               6,200
                                                  ------              ------

DEFERRED COMPENSATION
Balance, January 1                                   (27)                  -
Deferred compensation                                 27                 (61)
                                                  ------              ------
Balance, September 30                                  -                 (61)
                                                  ------              ------

RETAINED EARNINGS
Balance, January 1                                (1,074)              1,428
Net income                                           113                 394
Other comprehensive (loss)                          (253)             (1,862)
                                                  ------              ------
Balance, September 30                             (1,214)                (40)
                                                  ------              ------

TOTAL SHAREHOLDERS' EQUITY                         5,084               6,219
                                                  ------              ------

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, January 1                                (2,413)                  -
Foreign currency translations                       (253)             (1,862)
                                                  ------              ------
Balance, September 30                             (2,666)             (1,862)


The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.



CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                           Nine Months Ended
                                                              September 30,
                                                           2000         1999
                                                           ----         ----
                                                      (In Thousands of US Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                  113            394
                                                         ------         ------

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH USED IN OPERATING ACTIVITIES

INCOME AND EXPENSES NOT INVOLVING
CASH FLOW
Depreciation and amortization                               363           383
Provision for credit gains                                 (420)         (294)
Provision for benefits and claims                            33           (49)
Minority interest                                            76          (475)
Stock based compensation                                     27             -
Disposal of property, plant and equipment                   187             -
                                                         ------        ------
                                                            266          (435)
                                                         ------        ------

CHANGES IN ASSETS AND LIABILITIES
Net  (increase) in other assets                            (790)         (741)
Net increase (decrease) in other liabilities                 69          (265)
Net decrease in reinsurance recoverable                     (73)           63
                                                         ------        ------
                                                           (794)         (943)
                                                         ------        ------

TOTAL ADJUSTMENTS                                          (528)       (1,378)
                                                         ------        ------
NET CASH USED IN OPERATING ACTIVITIES                      (415)         (984)
                                                         ------        ------

CASH FLOW FROM INVESTING ACTIVITIES
Proceeds from redemptions of securities held to
  maturity                                                6,534        (9,104)
Purchase of securities held to maturity                  (7,025)        9,150
Purchase of equipment                                      (924)         (174)
Net (increase) decrease in loans                            (16)        2,365
                                                         ------        ------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                   (1,431)        2,237
                                                         ------        ------

CASH FLOW FROM FINANCING ACTIVITIES
Net increase in deposits                                  1,335          (985)
Proceeds from issuance of common stock                        -           130
                                                         ------        ------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                     1,335           (855)
                                                         ------        ------

Effect of exchange rate on cash                           (287)           112
                                                         ------        ------

TRIMOL GROUP, INC.



                                                           Nine Months Ended
                                                              September 30,
                                                           2000         1999
                                                           ----         ----
                                                      (In Thousands of US Dollars)
Increase (decrease) in cash and cash equivalents          (798)           510
Cash and cash equivalents at beginning of period         5,273          4,173
                                                         ------        ------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                       4,475          4,683
                                                         ------        ------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid                                              300            572
Income taxes paid                                           33            113
                                                         ------        ------


The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of September 30, 2000 and for the nine and three month periods ended September 30, 2000 and 1999 included herein have been prepared on the same basis as those in the Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

NOTE 2 - OPERATIONS

The Company owns all of the shares of four holding corporations that own capital stock of four companies with business operations in the Republic of Moldova ("Moldova"). The capital stock of such four companies comprise all of the issued and outstanding shares of an insurance company, Exim Asint S.A. (the "Insurance Company"), a bank, Banca Comerciala pe Actiuni "Export -- Import" (the "Bank"), 65% of the issued and outstanding shares of a hotel, the Jolly Alon Limited (the "Hotel"), and all of the issued and outstanding shares of Intercomsoft Limited ("Intercomsoft"), a document production company.

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

The Hotel was established on October 15, 1991 and operates and manages the Jolly Alon Hotel and rents stores and offices located on Hotel property. The principal guests of the Hotel are business persons and international diplomats from all over the world. The tourism sector with respect to Hotel guests is marginal and, accordingly, seasonability is not a factor.

Intercomsoft was incorporated in February 1995 as a non-resident Irish registered company. Intercomsoft supplies the technology and consumables required to produce secure essential documents (passports, drivers' licenses,

TRIMOL GROUP, INC.


car licenses and ID cards) and provides such technology and consumables to the government of the Republic of Moldova.

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

     (d) The Bank currently operates under a B-License issued by the National Bank of Moldova ("NBM"). NBM regularly revises the capital requirements for banks in the Republic of Moldova. In accordance with current regulations, banks operating under a B-License must maintain a shareholders' equity of no less than 48 Million Moldovan Leu ("MDL") as of July 1, 2000, which amount equals approximately $3.8 Million U.S. Dollars at the exchange rate in effect at September 30, 2000. The Bank met this requirement and maintains its B-License issued by the NBM. In addition, NBM has advised the Company that as of January 1, 2001, banks with a B-License will be required to increase its equity to a minimum of 76 Million MDL; approximately $6 Million U.S. Dollars based upon the exchange rate in effect on September 30, 2000. The Bank's shareholders' equity as of September 30, 2000 was 48.2 Million MDL; approximately $3.85 Million U.S. Dollars. As a result, the Bank must increase its shareholder equity by approximately 27.8 Million MDL; approximately $2.2 Million U.S. Dollars, using the exchange rate in effect on September 30, 2000, by January 1, 2001 in order to maintain its current banking license in Moldova. Should the Bank be unable to meet this capitalization requirement, it may lose its B-License to operate as a bank in Moldova, which would have a material adverse effect on the Company.

NOTE 4 - FOREIGN CURRENCY TRANSLATION

The Moldovan Leu (MDL) is the functional currency of the Company's subsidiaries which are all located in, or derive their revenue from,

TRIMOL GROUP, INC.


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

During the nine months ended September 30, 2000 and 1999 fluctuations in the MDL and the United States Dollar reduced the Company's net income in the amounts reflected in the Company's Consolidated Statement of Changes in Shareholders' Equity under the line item "Accumulated Other Comprehensive Loss", as a component of Shareholders' Equity.

NOTE 5 - SHAREHOLDERS' EQUITY

(a) On February 25, 1999, the Company entered into employment agreements (collectively the "Employment Agreements") with three of its executives (the "Executives") each of which is for a term of five years commencing January 1, 1999. In addition to salary and benefits, the Employment Agreements provide that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Executives will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 200,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 3,000,000 shares of Common Stock per year at an exercise price equal to the closing price of Common Stock on the issue date. As of September 30, 2000, no Incentive Warrants were outstanding.

Effective October 25, 2000, two of the above Executives agreed to terminate their Employment Agreements with the Company subject to the consummation of a Release and Indemnity Agreement between the Company and each of two such individuals.

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

As of September 30, 2000, warrants to purchase 1,460,000 shares of Common Stock were issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company transacts business at times with related parties while conducting its commercial activities. The Company believes such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.

Pursuant to a resolution of the Company's Board of Directors on March 31, 2000, the Company repaid its debt to a company owned by the Company's majority stockholder (the "Stockholder") of the principal balance of $1,162,000 plus interest from January 6, 1998 to April 5, 2000 in the amount of $187,000. Prior to this resolution, the liability had been deemed non-interest bearing.

On June 27, 2000, the Company borrowed (the "Loan") $797,000 from a company controlled by the Company's majority stockholder ("Stockholder") and invested the loan proceeds in the Bank to meet the capital requirements referred to in
Note 3(d). The Loan bears interest at 2% above prime rate and matures on December 31, 2000. If the Loan is not repaid by its due date, the Stockholder can elect to convert the Loan into a 22% interest in two of the Company's subsidiaries which own all the issued and outstanding shares of

TRIMOL GROUP, INC.


the Bank. On June 28, 2000, the Company repaid $74,000 of the Loan leaving a balance of $723,000 at September 30, 2000. This amount is included in other liabilities on the accompanying September 30, 2000 consolidated balance sheet.

NOTE 7 - MINORITY INTEREST

The minority interest comprises a 35% interest by the Government of the Republic of Moldova in the Hotel.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

     The Company through its wholly-owned subsidiaries, owns 65% of the issued and outstanding shares of capital stock of the Jolly Alon Limited, A Moldovan corporation ("Hotel"0, that operates and manages the Jolly Alon Hotel in Chisinau, Moldova with the remaining thirty-five (35%) percent of the issued and outstanding shares of capital stock of the Hotel being owned by the Government of the Republic of Moldova; 100% of the issued and outstanding shares of capital stock of Banca Commerciala pe Actiuni "Export-Import," a Moldovan corporation ("Bank"), which owns a commercial bank in Moldova; 100% of the issued and outstanding shares of capital stock of Exim Asint, S.A., a Moldovan corporation ("Insurance Company") which owns a property and casualty insurance business in Moldova, and 100% of the issued and outstanding shares of capital stock of Intercomsoft, Ltd., an Irish corporation ("Intercomsoft"), which is the exclusive supplier to the Government of the Republic of Moldova of the technology and equipment required to manufacturer secure essential government documents (e.g., passports, drivers' licenses, etc.). The Company's interests in the Bank, the Hotel and the Insurance Company were acquired on January 6, 1998. The Company's interest in Intercomsoft was acquired on May 6, 1998.

     As the Company's subsidiaries all operate in, or derive its revenues form the Republic of Moldova, the current (and future) economic situation, and the political uncertainty and instablity, in the Republic of Moldova and in Russia could have a material adverse effect on the Company and its subsidiaries.

     The functional currency in the Republic of Moldova is the Moldova Leu. References herein to $ or U.S. $ are to the United States Dollar. References herein to MDL are to the Moldovan Leu.

COMPARISON OF 3rd QUARTER 2000 TO 3rd QUARTER 1999


The Company (As Consolidated)

     The Company's total revenues for 3rd Quarter 2000 were $2,091,000, an increase of $156,000 from 3rd Quarter 1999 total revenues of $1,935,000, an approximate 8% increase.

     Operating expenses were approximately $1,886,000 and $1,820,000, in 3rd Quarter 2000 and 3rd Quarter 1999, respectively. Measured as a percentage of revenues, total operating expenses were approximately 90% and 94% for 3rd Quarter 2000 and 3rd Quarter 1999, respectively.

     In 3rd Quarter 2000, the Company had a net loss of approximately $20,000, or 1% of revenues. In 3rd Quarter 2000, the net loss declined by $242,000 from the net loss of $262,000 in 3rd Quarter 1999, or 13%.

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

     During 3rd Quarter 2000, the Bank earned interest income of approximately $348,000, which was an increase from the results of 3rd Quarter 1999 interest income of $337,000 by approximately $11,000, or 3%. The largest component of the Bank's total interest income was interest earned on loans, which was approximately $227,000 and $262,000, or approximately 65% and 76% of the Bank's total interest income earned during the 3rd Quarter 2000 and 1999 respectively. The decrease both in dollars and as a percentage of interest income of interest earned on loans was the result of decline of the Moldovan economy, which, in turn, has led to an unstable financial condition of the banking industry, in the Republic of Moldova.

     The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 3rd Quarter 2000 interest earned on securities was approximately $63,000 or 20% of the Bank's total interest income and interest earned on deposits with correspondent banks was approximately $58,000 or 22% of the total interest income. During 3rd Quarter 1999 interest earned on securities was approximately $41,000 or 12% of the Bank's total interest income and interest earned on deposits with correspondent banks was approximately $34,000 or 10% of the total interest income.

This was the result of the Bank's focus on commercial loans, which have a greater rate of return than securities in the Republic of Moldova, due to a decline in interest earned on securities. The decision to focus more on commercial loans was also based on the fact that interest on the securities issued by Moldovan Government has been significantly reduced and therefore it has lost its appeal as an investment vehicle by the Bank. The increase in the interest income on the deposits with the correspondent banks was a result of an increase of the daily closing balances on Nostro accounts (accounts at correspondent banks over which the Bank has control) since January 1, 2000.

     In addition to the interest income, the Bank also earned non-interest income of approximately $322,000 in 3rd Quarter 2000 as compared to approximately $494,000 in 3rd Quarter 1999. The principal component of non-interest income was financial service fees of approximately $203,000 and $202,000 for 3rd Quarter 2000 and 1999 respectively, increasing in 3rd Quarter 2000 by approximately $1,000 or .5%. Financial service fees include commissions charged for transactions on cash transfers and cash exchange in foreign currency, as well as commissions on Western Union transactions performed for individuals. Another principal component of non-interest income is foreign exchange trading profit and commissions of approximately $48,000 and $138,000, in 3rd Quarter 2000 and 1999 respectively, which was a decrease in 3rd Quarter 2000 by approximately $90,000 or 65%. The decrease is a result of a slight fluctuation in the exchange rate in comparison to the previous period.

     Offsetting the Bank's total interest income during 3rd Quarter 2000 was interest expense of approximately $87,000, or 27% of interest income, comprised principally of interest paid on deposits. During 3rd Quarter 1999 total interest expense was approximately $81,000, or 24% of total interest income.

     During 3rd Quarter 2000, the Bank had a loss resulting from its allowance for possible loan losses of $71,000. In comparison, in 3rd Quarter 1999, the Bank recognized a loss from allowance of possible loans losses of $215,000.

     Offsetting the Bank's total non-interest income earned during 3rd Quarter 2000 and 1999 were total non-interest expenses of approximately $489,000 and $442,000 respectively, including salaries and related costs of approximately $100,000 and $104,000, outside services and processing expenses of approximately $116,000 and $37,000 and marketing and development costs of approximately $71,000 and $48,000, respectively. The increase in marketing and development costs resulted from a number of marketing contracts that were entered into in response to increased competition in the financial services market.

     The Bank's net loss was $5,000 for 3rd Quarter 2000, a decrease of $16,000 in the net loss of $21,000 in 3rd Quarter 1999.

THE HOTEL

     The Hotel derives its revenues principally from rental of guest accommodations, restaurant operations and leasing of stores and offices.

     During 3rd quarter 2000 the Hotel's revenues of $568,000 were principally derived from (a) rental of guest accommodations ($359,000 or 63% of the Hotel's revenue); (b) restaurant operations ($81,000 or 14% of the Hotel's revenue); and (c) leasing of stores and offices ($83,000 or 15% of the Hotel's revenue). Revenue for 3rd Quarter 2000 increased from 3rd Quarter 1999 from approximately $513,000, an increase of $55,000 or 11%.

     Total cost of revenue for the Hotel was approximately $251,000 and $296,000 or approximately 45% and 57% of Hotel's revenue, for the 3rd quarter 2000 and 1999, respectively.

     The gross profit (revenue minus cost of revenue) for 3rd Quarter 2000 and 1999 was $317,000 (56% of revenue) and $217,000 (42% of revenue), respectively, increasing in 3rd Quarter 2000 by $100,000. The foregoing dollar amounts are stated before giving effect to the minority (35%) interest of he government of the Republic of Moldova.

     The net income of the Hotel 3rd Quarter 2000 was $47,000 an increase of $19,000 from 3rd Quarter 1999 of $28,000.

INTERCOMSOFT

     Intercomsoft derives its revenue from being the exclusive supplier of the technology, equipment and consumables required to produce secure essential documents (e.g., passports, driving licenses, etc.), to the Government of the Republic of Moldova.

     During 3rd Quarter 2000 and 1999 Intercomsoft had revenues from operations of approximately $785,000 and $577,000, respectively. Management attributes this approximate 36% increase in revenues to a higher number of documents processed during the 3rd quarter 2000. During 3rd Quarter 2000, the cost of revenue was approximately $261,000, or 33% of revenue, which was an increase as compared to 3rd Quarter 1999 of $126,000, or 21% of revenue.

     Intercomsoft had other operating expenses of  $117,000 in 3rd
Quarter 2000, and increase of $110,000 of the operating expenses during 3rd quarter 1999. This is due to additional marketing and promotion costs resulting from a contract entered into in 1st quarter 2000. Accordingly, Intercomsoft's net income for 3rd Quarter 2000 was $407,000, a decrease of $72,000 from 3rd Quarter 1999 net income of $479,000.

THE INSURANCE COMPANY

     The Insurance Company derives its revenues from premium payments from its insureds and from the investment of its insurance reserves.

     Although the Insurance Company earned approximately $82,000 and $48,000 in gross premiums during 3rd Quarter 2000 and 1999 respectively, earned premiums ceded to reinsures approximated $43,000 and $28,000 respectively resulting in approximately $39,000 and $20,000 in net premiums earned of the Insurance Company's total revenues of approximately $69,000 and $57,000 for 3rd Quarter 2000 and 1999 respectively. During 3rd Quarter 2000 and 3rd Quarter 1999, the Insurance Company also received net interest income of approximately $4,000 and $6,000 respectively.

Reinsurance commissions earned during 3rd Quarter 2000 and 3rd Quarter 1999 were $22,000 and $13,000, respectively. The Insurance Company's total expenses of approximately $42,000 incurred during 3rd quarter 2000 resulted in a net income before taxes of approximately $26,000 compared to a net income of approximately $40,000 in 3rd Quarter 1999 after total expenses of $17,000.

Business segment information for three months ended September 30, 2000

                                               Insur-     Docu-
                               Bank    Hotel   rance       ment
                             Opera-   Opera-   opera-   proces-      Holding   Elimina-
                              tions    tions    tions      sing   Activities      tions   Consolidated
                             ------   ------   ------   -------   ----------   --------   ------------
(In thousands of USD)

Total revenue                   670      568       68       785         -                     2,091

Interest expense                (87)      (7)       -         -         1                       (93)

Total revenue
net of interest
expense                        583      561        68       785         1            -        1,998

Provision for
benefits,
claims and
credit gains                  (71)        -       (16)        -         -            -          (87)

Operating expenses           (489)     (514)      (25)     (378)     (480)           -       (1,886)

Income (loss)
from operations
before income
taxes and minority
interest                       23        47        27       407      (479)           -           25

Provision for
income taxes                  (28)        -       (1)         -         -            -          (29)

Minority interest, net
of taxes                        -       (16)       -          -         -            -          (16)

Net income (loss)              (5)       30       26        407      (479)           -          (20)

Fixed assets                1,743     4,135       35          -         -            -        5,913

Total assets               11,110     4,553      609        351       228            -       16,851
                           ------     -----      ---        ---       ---           ---      ------


Business segment information for three months ended September 30, 1999

                                               Insur-     Docu-
                               Bank    Hotel   rance       ment
                             Opera-   Opera-   opera-   proces-      Holding   Elimina-
                              tions    tions    tions      sing   Activities      tions   Consolidated
                             ------   ------   ------   -------   ----------   --------   ------------
(In thousands of USD)

Total revenue                 753       513       57        612         -            -        1,935

Interest expense              (81)        -        -          -         -            -          (81)

Total revenue
net of interest
expense                       672       513       57        612         -            -        1,854

Provision for
benefits,
claims and
credit losses                (215)        -       (9)         -         -            -         (224)

Operating expenses           (442)     (459)      (8)      (133)     (778)           -       (1,820)

Income (loss)
from operations
before income
taxes and minority
interest                       15        54       40        479      (778)           -         (190)

Provision for
income taxes                  (36)      (26)       -          -         -            -          (62)

Minority interest,
net of taxes                    -         -        -          -         -          (10)         (10)

Net income (loss)             (21)       28       40        479      (778)         (10)        (262)

Fixed assets                  777     4,450       41          -                               5,268

Total assets                9,200     4,910      425      1,568       181                    16,284
                            -----     -----      ---      -----       ---           ---      ------

COMPARISON OF 9 MONTHS 2000 TO 9 MONTHS 1999

The Company (As Consolidated)

     The Company's total revenues declined by approximately $219,000 or 3.7% from $5,943,000 to $5,724,000 in 9 months 2000 as compared to 9 months 1999. Total operating expenses increased by $996,000 to approximately $5,510,000 for 9 months 2000 from $4,514,000 for 9 months 1999. Measured as a percentage of total revenues, total operating expenses were approximately 96% and 76% for 9 months 2000 and 9 months 1999, respectively. The Company was unable to reduce total operating expenses in proportion to reduced total revenues.

     For 9 months 2000, the Company had net income of approximately $113,000, or approximately 2% of total revenues. For 9 months 2000, net income declined from 9 months 1999 by approximately $281,000, or approximately 5% of total revenues in 9 months 2000.

THE BANK

     During 9 months 2000, the Bank earned interest income of approximately $822,000, which is a decline from the results of 9 months 1999 of $1,032,000 by approximately $210,000, or 20%. The largest component of the Bank's total interest income was interest earned on loans which was approximately $551,000 and $763,000, or approximately 67% and 74% of the Bank's total interest income earned during 9 months 2000 and 9 months 1999 respectively. The decrease was the result of the economic crisis in Moldova which, in turn, has led to an unstable financial condition of the banking industry in the Republic of Moldova.

     The remaining components of the Bank's interest income were interest earned on securities and interest earned on deposits with correspondent banks. During 9 months 2000 interest earned on securities was approximately $94,000 or 11% of the Bank's total interest income and interest earned on deposits with correspondent banks of approximately $177,000 or 22% of the total interest income. During 9 months 1999 interest earned on securities was approximately $173,000 or 17% of the Bank's total interest income and interest earned on deposits with correspondent banks of approximately $96,000 or 9% of the total interest income. The reason for the foregoing decline in interest earned on securities was the Bank's greater focus on commercial loans, which have greater return than securities, thus management allocated less funds to securities investments. In addition, interest on the securities issued by Moldovan Government was reduced significantly and at present holds no appeal for the Bank as an investment vehicle. The increase in the interest income on the deposits with the correspondent banks was the increase of the daily closing balances on Nostro accounts (accounts at corresponding bank's over which the Bank has control) during 9 months 2000.

     In addition to interest income, the Bank also earned non-interest income, which for 9 months 2000 was approximately $819,000, a decrease of approximately $205,000, or 20%, in comparison to the income earned during 9 months 1999 of approximately $1,024,000. The principal component of non-interest income was financial service fees of approximately $586,000 and approximately $562,000 for 9 months 2000 and 1999 respectively, increasing in 2000 by approximately $24,000, or 4%. Financial service fees include commissions charged for transactions on cash transfers and cash exchange of foreign currency, as well as commissions on Western Union transactions performed for individuals. Another component of non-interest income was foreign exchange trading profit and commissions of approximately $238,000 and approximately $462,000 earned during 9 months 2000 and 1999 respectively, a decrease in 2000 of approximately $224,000, or 48%.

     Offsetting the Bank's total interest income during 9 months 2000 was interest expense of approximately $297,000, or 36% of interest income, comprised principally of interest paid on deposits. During 9 months 1999 total interest expense amounted to approximately $472,000 or 46% of total interest income.

     In 9 months 2000, the Bank recognized a gain resulting from a reduction in its allowances for possible loan losses of $420,000 compared to the recognition by the Bank of a loss from allowance for possible loan losses of $327,000 in 9 months 1999.

     Offsetting the Bank's total non-interest income earned during 9 months 2000 and 1999 were total non-interest expenses of approximately $1,432,000 and $1,018,000 respectively, including salaries and related costs of approximately $326,000 and $309,000, outside services and processing expenses of approximately $366,000 and $147,000 and marketing and development costs of approximately $178,000 and $80,000 respectively. Salaries and related costs incurred during 9 months 2000 increased in comparison to 9 months 1999 resulting from an increase in the Bank's staffing levels. The increase in outside services and processing expenses resulted from the use of alternative information agencies and additional consulting and audit expenses. The increase in marketing and development costs of 122% was due to a number of marketing contracts that were entered into in response to increased competition in the financial services market.

     The Bank's net income for 9 months 2000 was $304,000, an increase of $104,000 over the net income for 9 months 1999 of $200,000.

THE HOTEL

     During 9 months 2000, the Hotel's revenue of $1,735,000 was principally derived from (a) rental of guest accommodations ($1,138,000 or 66% of the Hotel's revenue); (b) restaurant operations ($245,000 or 14% of the Hotel's revenue); and (c) leasing of stores and offices ($244,000 or 14% of the Hotel's revenue). Revenue earned during 9 months 2000 compared to the results of 9 months 1999 of $1,580,000 increased by $155,000 or 10%.

     Total cost of revenue was $753,000 and $829,000 or approximately 43% and 52% of Hotel's revenue, for 9 months 2000 and 1999, respectively. This decline in the Hotel's costs of revenues resulted from new management's budget cutting measures resulting in more efficient Hotel operations and more efficient management of labor and related expenses. Operating equipment purchases and maintenance costs all declined and the reduced demand and cost cutting measures reduced the selling, general and administrative expenses.

     The gross profit (revenue minus cost of revenue) for 9 months 2000 and 1999 was $982,000, or 56% of revenue, and $751,000, or 47% of revenue, respectively, increasing in 2000 by $231,000. The foregoing dollar amounts are stated before giving effect to the minority (35%) interest of the government of the Republic of Moldova.

     The net income of the Hotel for 9 months 2000 was $217,000 a decrease of $58,000 from 9 months 1999 of $275,000.

INTERCOMSOFT

     During 9 months 2000 and 9 months 1999 Intercomsoft had revenues from operations of approximately $2,165,000 and $2,142,000 respectively.


     An increase in total operating expenses from 27% of total revenue of $586,000 for 9 months 1999 to 51% of total revenue, or $1,104,000, for 9 months 2000 is due to additional marketing and promotion costs resulting from a contract entered into in 1st Quarter 2000. Accordingly, Intercomsoft's net income was $1,082,000 for 9 months 2000, a decrease of $509,000 from 9 months 1999 of $1,591,000.

THE INSURANCE COMPANY

     Although the Insurance Company earned approximately $179,000 and $122,000 in gross premiums during 9 months 2000 and 9 months 1999, respectively, earned premiums ceded to reinsures approximated $92,000 and $64,000 in those years resulting in approximately $87,000 and $58,000 in net premiums earned of the Insurance Company's total revenues of approximately $162,000 and $130,000 for 9 months 2000 and 9 months 1999, respectively. During 9 months 2000 and 9 months 1999, the Insurance Company also received net interest income of approximately $10,000 and $30,000. During 9 months 2000 the Insurance Company also had approximately $28,000 of other income. Reinsurance commissions earned during 9 months 2000 and 1999 were approximately $37,000 and $22,000, respectively. The Insurance Company's total expenses of approximately $101,000 for 9 months 2000 resulted in a net income before taxes of approximately $57,000 compared to a net income of approximately $35,000 in 9 months 1999 after total expenses of $95,000.

Business segment information for nine months ended September 30, 2000

                                               Insur-     Docu-
                               Bank    Hotel   rance       ment
                             Opera-   Opera-   opera-   proces-      Holding   Elimina-
                              tions    tions    tions      sing   Activities      tions   Consolidated
                             ------   ------   ------   -------   ----------   --------   ------------
(In thousands of USD)

Total revenue                 1,641    1,735      162    2,186           -          -        5,5724

Interest expense               (297)      (7)       -        -         (36)         -          (341)

Total revenue
net of interest
expense                      1,344     1,728      162    2,186         (36)         -         5,384

Provision for
benefits,
claims and
credit gains                   420         -      (33)       -           -          -           387

Operating expenses          (1,432)   (1,471)     (68)  (1,104)     (1,435)         -        (5,510)

Income (loss)
from operations
before income
taxes and
minority
interest                       332       257       61    1,082      (1,471)         -           261

Provision for
income taxes                   (28)      (4)      (40)       -           -          -           (72)

Minority
interest, net
of taxes                         -      (76)        -        -           -          -           (60)

Net income (loss)              304      141        57    1,082      (1,471)         -           113

Fixed assets                 1,743    4,135        35        -           -          -         5,913

Total assets                11,110    4,553       609      351         228          -        16,851
                            ------    -----       ---    -----      ------         ---       ------

Business segment information for nine months ended September 30, 1999

                                               Insur-     Docu-
                               Bank    Hotel   rance       ment
                             Opera-   Opera-   opera-   proces-      Holding   Elimina-
                              tions    tions    tions      sing   Activities      tions   Consolidated
                             ------   ------   ------   -------   ----------   --------   ------------
(In thousands of USD)

Total revenue                 2,056    1,580      130    2,177           -           -        5,943

Interest expense               (472)       -        -        -           -           -         (472)

Total revenue
net of interest
expense                       1,584    1,580      130    2,177           -           -        5,471

Provision for
benefits,
claims and
credit losses                 (327)        -      (27)       -           -           -         (354)

Operating expenses          (1,018)   (1,231)     (68)    (586)     (1,611)          -       (4,514)

Income (loss)
from operations
before income
taxes and minority
interest                       239       349       35    1,591     (1,611)           -          603

Provision for
income taxes                   (39)      (74)       -        -          -            -         (113)

Minority
interest, net
of taxes                         -         -        -        -          -          (96)         (96)

Net income (loss)              200       275       35    1,591     (1,611)         (96)         394

Fixed assets                   777     4,450       41        -          -            -        5,268

Total assets                 9,200     4,910      425    1,568        181                    16,284
                             -----     -----      ---    -----     ------           ---      ------

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that its existing source of liquidity and its current revenues and cash flow, will be adequate to sustain its current operations and to satisfy its current working capital and capial expenditure requirements for the next twelve (12) months, with the exception of the Bank, which requires additional capitalization of no less than $2,200,000 by Janaury 1, 2001 to maintain its status as a bank in Moldova.

     The Company plans to continue seeking other acquisition candidates, both domestically and internationally, which may be acquired through the issuance of securities and/or the payment of available cash.

YEAR 2000 COMPLIANCE

     The Company believes it is Year 2000 compliant and experienced no difficulties associated with the rollover of the latter two digit year value to 00.

RECENT DEVELOPMENTS

     The Company learned in November 1999 that hte Ministry of Economy Affairs and Reform of the Republic of Moldova (the "Ministry"), was soliciting bids to select an audit company to review the Supply Agreement between Intercomsoft and the Government of the Republic of Moldova pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to the Government. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the service performed. A loss, or a substantial change in the terms of such contract could, however, have a material adverse affect on Intercomsoft and the Company.

     On October 25, 2000 Ted Shapiro resigned from the Company's Board of Directors and as the Company's Chief Executive Officer ("CEO"). Robert L. Blessey also resigned from the Company's Board of Directors as of such date. As of the date of this filing, no individual has been appointed to the Company's Board of Directors to fill such vacancies.

     In addition, on October 25, 2000 Ted Shapiro and Robert L. Blessey each agreed to terminate their Employment Agreements with the Company subject to the consummation of a Release and Indemnity Agreement between the Company and each of such two individuals.

     On November 9, 2000 Alexander Gordin was appointed as the Company's CEO.

RELATED PARTY TRANSACTIONS

     On June 27, 2000, the Company borrowed $797,000 from Magnum (the "Loan") and invested the proceeds from the Loan in the Bank in order to meet the Bank's capital requirements as of July 1, 2000. The Loan bears interest at a rate of 2% per annum above prime rate and matures on December 31, 2000. If the Loan is not repaid by its due date, Magnum can elect to convert the Loan into a 22% equity interest in the two Company subsidiaries which own all of the issued and outstanding shares of the Bank. On June 28, 2000, the Company repaid $74,000 on the principal of the Loan. The balance on the Loan is $723,000 at September 30, 2000.

     The Company believes all transactions conducted with related parties and affiliates are on terms that could be obtained from non-affiliated independent third parties on an arms length basis.

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

    3             By-Laws(2)

    4             Specimen of Certificate of Common Stock(2)

   21             List of Subsidiaries(3)

   27             Financial Data Schedule



(b)  REPORTS ON FORM 8-K

     No Current Report on Form 8-K was filed during the Quarter ended September 30, 2000.




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


                                           TRIMOL GROUP, INC.



Dated: November 20, 2000                  By:  /s/Alexander Gordin
                                             --------------------------------
                                             Alexander Gordin, President and
                                             Chief Executive Officer



Dated: November 20, 2000                  By: /s/Shmuel Gurfinkel
                                             --------------------------------
                                             Shmuel Gurfinkel,
                                             Chief Financial Officer