Form 10KSB/A
period 1999-12-31
TRIMOL GROUP INC
filed 2001-01-23
CIK 1011733

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to ___________

                         Commission file number: 0-28144

                               TRIMOL GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                         13-3859706
(State or other jurisdiction)                   (Employer Identification Number)

        1285 Avenue of the Americas, 35th Floor, New York, New York 10019
                    (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (212) 554-4394

Securities registered under Section 12(b) of the Exchange Act:         None

Title of each class registered: None                    Name of each exchange on
                                                        which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $7,981,000

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $3,071,500 (based upon the average of the closing bid ($0.50) and closing asked ($2.00) prices on March 31, 2000.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 12,039,000 shares of the registrant's common stock are issued and outstanding as of March 31, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c ) of the Securities Act of 1933. None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

                                                                           Page

PART III

Item 13.   Exhibits, Lists and Reports on Form 8-K..........................41

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRIMOL GROUP, INC.



                                                  /s/ Alex Gordin
                                             ----------------------------
                                             Alex Gordin, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  January 22, 2001                           /s/ Boris Birshtein
                                             ----------------------------------
                                             Boris Birshtein, Chairman of the
                                             Board


Dated:  January 22, 2001                                /s/ Alex Gordin
                                             ----------------------------------
                                             Alex Gordin, President and Director


Dated:  January 22, 2001                           /s/ Shmuel Gurfinkel
                                             ----------------------------------
                                             Shmuel Gurfinkel, Chief Financial
                                             Officer and Director


Dated: January 22, 2001                                /s/ Gary Shokin
                                             ----------------------------------
                                             Gary Shokin, Secretary and Director

                               TRIMOL GROUP, INC.

                                INDEX OF EXHIBITS

EXHIBIT NO.                                  DESCRIPTION OF DOCUMENT
-----------                                  -----------------------
23.1                                         Consent of KPMG Accountants N.V.

                       REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, changes in shareholders equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                KPMG Accountants N.V.
                                Certified Public Accountants (Netherlands)
                                A Member of KPMG International

                                Amstelveen, The Netherlands
                                April 9, 1999