Form 10KSB
period 2000-12-31
TRIMOL GROUP INC
filed 2001-04-16
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ............... to ................

Commission file number: 000-26971

                               TRIMOL GROUP, INC.
                 (Name of small business issuer in its charter)


               DELAWARE                            13-3859706
   (State or other Jurisdiction of     (IRS Employer Identification No.)
            Incorporation)

                           1285 Avenue of the Americas
                                   35th Floor
                            New York, New York, 10019
                         (Address of principal offices)

Registrant's Telephone Number: (212) 554-4394

Securities to be registered under Section 12(b) of the Exchange Act:

--------------------------------------------------------------------------------
         Title of Each Class               Name of each Exchange on which listed
--------------------------------------------------------------------------------
Common Stock, par value $0.01 per share        NASD, Inc. OTC Bulletin Board
--------------------------------------------------------------------------------

Securities to be registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (ss. 229/405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting common equity held by Non-affiliates of the registrant is approximately $3,440,426 as of March 31, 2001.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are estimated.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the Registrant's common stock, as of March 31, 2001 is: 101,189,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive information statement which was filed with the Securities and Exchange Commission (the "Commission") on January 24, 2001, for a special meeting of stockholders, is incorporated by reference throughout this Form 10-KSB. In addition, the Company has incorporated by reference throughout this Annual Report the following documents: (i) Current Report on Form 8-K filed with the Commission on December 21, 2000; (ii) Current Report on Form 8-K/A filed with the Commission on January 19, 2001; (iii) Current Report on Form 8-K filed with the Commission on March 1, 2001.

     Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

     Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well in this Annual Report generally. In addition, when used in this Annual Report the words "anticipates," "intends," "seeks," "believes," "plans," "estimates," and "expects" and similar expressions as they relate to Registrant or its management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Registrant undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   BUSINESS.............................................................1

ITEM 2.   PROPERTIES...........................................................9

ITEM 3.   LEGAL PROCEEDINGS....................................................9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS.....................................10

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION..................................11

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................13

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANT ON ACCOUNTING FINANCIAL DISCLOSURE.......................14

                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................15

ITEM 10.  EXECUTIVE COMPENSATION..............................................18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT....................................23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................24

                             PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....28

SIGNATURES....................................................................30

                                     PART I

ITEM 1. BUSINESS

Business Development

GENERAL

     As used herein, the terms "Company" and "Trimol" refer to Trimol Group, Inc. (f/k/a Nutronics International, Inc.), a Delaware corporation, unless the context indicates otherwise.

     The Company was incorporated on May 6, 1953 under the laws of the State of Delaware. Since incorporation, the Company has undergone several name changes and has been engaged in several different businesses. For the three years prior to January 6, 1998, the Company did not engage in any material operations.

     On January 6, 1998, a majority of the issued and outstanding shares of common stock of the Company were purchased pursuant to an Agreement and Plan of Reorganization ("Reorganization Agreement") between the Company, Magnum Associates, Ltd., a corporation organized under the laws of Ireland ("Magnum"), Starbeam Ltd., a corporation organized under the laws of Ireland ("Starbeam") (Magnum and Starbeam shall hereinafter sometimes be collectively referred to as the "Target Stockholders"), Edward F. Cowle, H. Deworth Williams, and Gold Hill Mines, Inc., an Idaho corporation.

     Pursuant to the Reorganization Agreement, the Company acquired all of the issued and outstanding capital stock of the Targets (as defined below), from the Target Stockholders in exchange for the issuance of an aggregate of 10,000,000 shares of common stock, par value $0.01 per share (the "Common Stock") of the Company. The Reorganization Agreement was previously filed with the Securities and Exchange Commission (the "SEC") as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

     In consideration of the issuance of the Company's shares to the Target Stockholders, the Target Stockholders transferred to the Company the following (hereinafter the entities described below shall be collectively referred to as the "Targets"):

     (a) One hundred percent (100%) of the membership interests in Jolly LLC, a limited liability company organized under the laws of Wyoming (hereinafter referred to as "Jolly"), which owns sixty-five percent of the issued and outstanding capital stock of Jolly Alon Limited, a corporation incorporated under the laws of the Republic of Moldova (hereinafter referred to as "JAL"). JAL operates and manages the Jolly Alon Hotel (the "Hotel") in Chisinau, Moldova and rents stores and offices located on the hotel property;

     (b) One hundred percent (100%) of the issued and outstanding shares of common stock of Sturge, Ltd. ("Sturge"), a company limited by shares incorporated under the laws of Ireland;

     (c) One hundred percent (100%) of the issued and outstanding shares of common stock of Maximilia, Ltd. ("Maximilia"), a company limited by shares incorporated under the laws of Ireland. Maximilia and Sturge each owned fifty percent (50%) (or 100% in the aggregate) of the issued and outstanding capital stock of Banca Commerciala pe Actiuni "Export-Import," a corporation organized under the laws of the Republic of Moldova (hereinafter referred to as "Banca"). Banca operates as a commercial bank in the Republic of Moldova.

     (d) One hundred percent (100%) of the issued and outstanding shares of common stock of Paul Garnier Ltd. ("Garnier"), a company limited by shares incorporated under the laws of Ireland. Garnier owned fifteen percent (15%), Maximilia owned fifty-five percent (55%), and Banca (as defined below) owned thirty percent (30%) (or one hundred percent (100%) in the aggregate) of the issued and outstanding capital stock of Exim Asint S.A., a corporation incorporated under the laws of the Republic of Moldova ("Exim"). Exim owns a property and casualty insurance business in the Republic of Moldova.

     As  a  result  of  the   Reorganization   Agreement,   the  Targets  became
wholly-owned subsidiaries of the Company, and Magnum and Starbeam became the majority stockholders of the Company.

     On May 6, 1998, the Company acquired all of the issued and outstanding shares of capital stock of Intercomsoft Limited ("Intercomsoft") in exchange for 1,000,000 shares of the Company's Common Stock. Intercomsoft is a company limited by shares incorporated under the laws of Ireland. Intercomsoft is the provider of proprietary technology, equipment and consumables used to produce secure essential government documents, such as drivers licenses and passports.

     On June 18, 2000, the Company entered into a loan arrangement with a controlling stockholder, Magnum, which is owned and controlled by Boris Birshtein, the Chairman of the Board of Directors and beneficial owner of a majority of the shares of the Company's common stock.

     Magnum loaned Trimol $796,000 (the "Loan"), which was needed by the Company to fulfill increased statutory capital requirements imposed upon Banca by the National Bank of Moldova. The Company's Board of Directors (the "Board") accepted the Loan by resolution after it failed to obtain the money through independent third parties. On June 28, 2000, the Company paid $74,000 of principal on the Loan, thereby reducing the principal amount owed to $722,000.

     On December 16, 2000, Magnum assigned all of its rights, obligations and liabilities created under the Loan to Starbeam, a corporation effectively owned and controlled by Mr. Birshtein.

     The National Bank of Moldova issued risk-based capital adequacy regulations requiring all banks operating with a "B" license to maintain a minimum amount of capital. Pursuant to these regulations, Banca was forced to again increase its capital, this time, in the amount of $1,216,000 on or prior to December 31, 2000. The Board was unsuccessful in its attempts to secure financing through independent third parties to meet these capital requirements. In order to raise the $1,216,000 to meet the increased capital requirements and for Banca to maintain its "B" license, the Board approved the transfer of 100% of the capital stock of Maximilia and 50% of the capital stock of Sturge to Starbeam in exchange for $1,216,000 in cash plus satisfaction of the Loan in the then principal amount of $722,000, being total consideration of $1,938,000.

     Prior to the transactions outlined above, the Board approved the transfer of all of the capital stock of Exim directly to Garnier. Prior to the transfer to Garnier, Exim capital stock was owned by 55% by Maximilia, 30% by Banca, and 15% by Garnier. Each of Exim's previous owners were, at the time, wholly owned, either directly or indirectly, by Trimol.

     During the fiscal years ended December 31, 1999 and 2000 the Targets and Intercomsoft operated in and derived revenues from the Republic of Moldova, a former Republic of the Soviet Union. It is the Company's belief that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, has resulted in less disposable income to its population and that the economic crisis would continue to have an adverse impact on the revenues and income of the Company and its subsidiaries. In addition, the overall devaluation of the Leu, the currency of the Republic of Moldova, continues to have a significant and adverse impact on the revenues and income of the Company and its subsidiaries.

     Faced with the prospects of continued financial weakening as a result of the economic and political climate of the Republic of Moldova, the Company began to explore alternative opportunities available to the Company and to divest itself of certain of its assets. A strategic plan was devised by the Company to focus in the area of technology in order to enhance growth and achieve long-term profitability. As a result, the Company began discussions with Aluminum-Power Inc. ("Aluminum-Power"), an alternative energy company which owns and develops certain proprietary rights to battery technology based on aluminum-air fuel cell technology.

     On February 16, 2001, the Company closed (the "Closing") on a transaction under a Technology Acquisition Agreement (the "Acquisition Agreement") between the Company and Aluminum-Power. The Acquisition Agreement is incorporated by reference to the Company's Definitive Information Statement filed with the SEC on January 24, 2001.

     At the time of the Closing, Mr. Birshtein was and continues to be the indirect beneficial owner of a majority of the common stock of both the Company and Aluminum-Power.

     Pursuant to the Acquisition Agreement, upon Closing, in consideration of the receipt of the 88,000,000 shares of the Company (the "Acquisition Shares") and Exchanged Assets (as defined below), Aluminum-Power transferred to the Company the following:

     (a)  An exclusive  worldwide  license to make,  use and sell a mechanically rechargeable metal-air battery solely for use with consumer portable electronic devices, evidenced by United States Patent and Trademark Office Patent Application Number: 09/522,930, filed on March 10, 2000, titled, "Ecologically Clean Mechanically Rechargeable Air-Metal Current Source," and Canadian Patent Application Number: 2,301,470, filed on December 7, 2000, that will allow for an instantaneous mechanical rechargeable battery requiring no external power source for recharging;

     (b) All rights and title to certain technology relating to metal-air batteries and fuel cells, evidenced by United States Patent and Trademark Office Patent Application Reference No. PNK/M275689/IAROCHENKO, filed on December 19, 2000, and

          Internal Reference Patent Application #1167 filed with the Canadian Intellectual Property Office on February 7, 2000, and titled, "A Metal-Air Battery Having In-Situ Generatable Electrolyte," suitable for consumer portable electronic devices, including two-way radios, wireless telephones, portable audio and video players, video cameras and personal computers. The objective of this technology is to create a battery with a virtually unlimited shelf life prior to activation; and,

     (c) The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power to be used as part of a full battery assembly which will enable the conversion of cell voltage of virtually any aluminum-metal-air-cathode battery to the voltage required by different consumer portable electronic devices.

     In addition to the Acquisition Shares, the Company transferred the following assets ("Exchanged Assets") to Aluminum-Power:

     (a) One hundred percent (100%) of the membership interests of Jolly, (hereinafter referred to as the "Jolly Membership Interest"), which continued to own sixty-five percent (65%) of the issued and outstanding capital stock of JAL. At the time of the Closing, JAL continued to operate and manage the Jolly Alon Hotel;

     (b) One hundred percent (100%) of the issued and outstanding shares of Garnier (hereinafter referred to as the "Garnier Stock"), which continued to own one hundred percent (100%) of the issued and outstanding capital stock of Exim. At the Closing, Exim continued to own the property and casualty insurance business in the Republic of Moldova;

     (c) Fifty percent (50%) of the issued and outstanding shares of Sturge (hereinafter referred to as the "Sturge Stock"), which continued to own fifty percent (50%) of the issued and outstanding capital stock of Banca.

     As a result of the transfer of the Exchanged Assets to Aluminum-Power, the Company divested itself of all of its interest in those businesses (the "Disposition") and refocused its business on debvelopment and exploitation of the aluminum-air battery technology.


THE BUSINESS OPERATIONS OF THE COMPANY'S ASSETS

Intercomsoft Limited

     Intercomsoft Limited ("Intercomsoft") is a provider of proprietary technology, equipment and consumables (the "Intercomsoft System") used to produce secure essential government identification documents. The Intercomsoft System is leased from Supercom, Ltd. (f/k/a Supercom (Israel) Limited), an Israeli corporation, pursuant to a lease agreement dated August 25, 1995 with a term of ten (10) years with an automatic ten (10) year extension, unless either party submits a written notification of termination prior to the expiration of the initial 10 year term. All of the materials required to operate, maintain, and repair the Intercomsoft system are supplied by Supercom, Ltd. pursuant to the lease agreement.

     The Intercomsoft System consists principally of a secured proprietary technology that allows high speed laser printing on plastic. The Intercomsoft
System can print up to 450 high quality cards an hour. The heart of the Intercomsoft System is "ID-SOFT," an identification generator application software, which allows the Intercomsoft System to integrate with and adapt into any given project including, but not limited to, fingerprints, palm geometry, and signatures. Additional applications of the technology include police and military use, access control, high security identification, government identification, and company identification products.

     An important aspect of the Intercomsoft System is that it can be readily connected to any existing computer mainframe or central database (such as a national population registry) to capture millions of records and images of data. These records and images are then stored and can be printed at a high rate of speed to accommodate the needs and demands of the customer.

     In April 1996, Intercomsoft was awarded a ten-year contract by the Ministry of Economics, Republic of Moldova (the "Supply Agreement"), to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, and materials necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other national documents in the Republic of Moldova. Intercomsoft also provides the Republic of Moldova with the consumables needed to produce such identification products.

     Intercomsoft derives all of its revenues and income pursuant to the Supply Agreement. If the Supply Contract were terminated or the terms materially amended, such change would have a material adverse impact on Intercomsoft and the Company.

     In November 1999, the Company was informed that the Ministry of Economy Affairs and Reform of the Republic of Moldova was soliciting bids to select an audit company to review the Supply Agreement. The Company believes that the review will involve an assessment of the Supply Agreement and a comparison with similar agreements.

     The audit has not begun. No assurance can be given when, if ever, such audit will begin.

     By virtue of the Supply Agreement, Intercomsoft supplies all of the listed documents to the Government of Moldova. Intercomsoft believes it currently has no competition for its products in Moldova.


The Discontinued Operations

     The following discussion describes the Exchanged Assets and their respective businesses during the fiscal year ended December 31, 2000. Please note that following the Acquisition Agreement between the Company and Aluminum-Power on February 16, 2001, these Exchanged Assets ceased to be owned by the Company.

Banca Commerciala Pe Actiuni "Export-Import" ("Banca")

     Banca (f/k/a "Banca de Export-Import a Moldovei S.R.L.,") was established in April 1994 and, in accordance with a Decree of the President of the Republic of Moldova, was to be owned sixty-five percent (65%) by foreign investors and thirty-five percent (35%) by the Government of Moldova.

     Banca received its General Banking License from the National Bank of Moldova in April 1994 and began operating as a commercial bank in June of that same year. Banca was originally a Moldova division of the Vnesh-Econom Bank of the Soviet Union, which has since become an international division of the National Bank of Moldova.

     In September 1996, the Government of Moldova's thirty-five percent (35%) ownership interest was repurchased by Banca for approximately U.S. $700,000.

     Banca's principal office is located in Chisinau, Moldova, with two branches located in Ungeni and Comrat, four exchange offices in Chisinau, eleven Registru cash offices (nine in Chisinau, one in Ungheni and one in Comrat), and three specialized offices for Western Union services.

     Banca conducts a variety of commercial banking activities including, among other things, receipt of monetary deposits, granting credit, transactions in foreign currency, financing international transactions, and investing in government securities. Banca is, under Moldovan law, an authorized dealer permitted to engage in foreign currency transactions and is licensed to buy and sell Moldovan Government securities. Furthermore, Banca accepts funds from depositors on a demand or time deposit basis. Interest is paid on all time deposits, both in Moldovan Leu and U.S. Dollars. Only demand deposits in Moldovan Leu made by legal commercial entities are interest bearing. Demand deposits in foreign currency, both personal and commercial, are non-interest bearing. Additionally, those persons and entities that deposit funds on demand are charged a fee for withdrawing their funds.

     While owned by the Company, Banca operated under a "B" License issued by the National Bank of Moldova. The National Bank of Moldova regularly revises the capital requirements for Moldovan banks. If Banca had been unable to meet those capitalization requirements, it could have lost its "B" license to operate as a bank in the Republic of Moldova.

     On June 18, 2000, the Company entered into a loan arrangement with a controlling stockholder, Magnum, which is owned and controlled by Mr. Birshtein. Magnum loaned the Company $796,000 (the "Loan"), which was needed to fulfill increased statutory capital requirements imposed upon Banca by the National Bank of Moldova. The Company accepted the Loan after several failed attempts were made to obtain the money through independent third parties.

     Subsequent to the Loan and in response to risk-based capital adequacy regulations issued by the National Bank of Moldova, Banca was forced to again increase its capital, this time, in the amount of $1,216,000 on or prior to December 31, 2000. The Company was unsuccessful in its attempts to secure financing through independent third parties to meet these capital requirements. In order raise the $1,216,000 to meet the increased capital requirements and for Banca to maintain its

"B" license, the Company approved the transfer of 100% of the capital stock of Maximilia and 50% of the capital stock of Sturge to Starbeam in exchange for $1,216,000 in cash plus satisfaction of the original debt in the principal amount of $722,000, being total consideration of $1,938,000. The result of these transactions left the Company with a twenty-five percent (25%) interest in Banca through its remaining fifty percent (50%) ownership interest in Sturge.

Jolly Alon Hotel (the "Hotel")

     In October of 1991, the Republic of Moldova established a holding company, "Seabeco Moldova, SA" ("SEMSA"), to be sixty-five percent (65%) owned by a private investor, with the remaining thirty-five percent (35%) to be owned by the Republic of Moldova. At that time, the Republic of Moldova transferred a hotel, known as the Seabeco Moldova Hotel ("Hotel") in Chisinau, which it owned, to SEMSA. Thereafter, SEMSA and the Hotel changed their names to Jolly Alon Limited and Jolly Alon Hotel, respectively. In 1998, the Company acquired a sixty-five percent (65%) interest in the Hotel.

     The Hotel is primarily used by visiting foreign diplomats, other foreign embassy employees, dignitaries and businessmen. The Hotel, located at M. Chibortero Street, Chisinau, Moldova, is situated on government-owned land on which the Hotel has a fifty year lease with the Republic of Moldova.

     The Hotel carries Moldova's designation as a four star hotel with accommodations for up to 120 guests in 80 hotel rooms. The Hotel's rooms range from single occupancy rooms to suites as follows: single (forty rooms), double (twenty-nine rooms), luxury (three rooms), deluxe (six rooms) and suites (three). The Hotel's rooms range in price from $95.00 for a single room to $295.00 for a suite with discounts offered for extended residence. Reduced rates are offered during the fall and winter seasons. All of the Hotel's rooms have bath and shower facilities, air-conditioning, satellite delivered color TV, and direct dial telephones for local and international calls.

     The Hotel provides the following additional services: a full service restaurant, a bar, saunas, an indoor swimming pool, a beauty salon, a barbershop, and room service. In addition, the Hotel provides business services, meeting/conference rooms, notarial services, interpretive services for Hotel guests of the major European languages, limousine services and tourist services.

     The Hotel's revenues are primarily derived from the rents received from the rentals of its guest rooms, leases of office space, the restaurant and bar operations, and the leasing of private business offices. Currently the Hotel leases office space to several businesses and government agencies, including but not limited to the German Embassy and Pricewaterhouse Coopers.

Exim-Asint S.A. (the "Insurance Company")

     The Insurance Company has engaged in the insurance business since it began operations in 1995. The Insurance Company's business consists of issuing and underwriting policies exclusively to policyholders located in the Republic of Moldova. The Insurance Company has received government licenses to issue the following types of insurance coverage: Property and Casualty Liability, Comprehensive Liability Property; Travelers' Medical Insurance; Voluntary Transportation

Means Insurance (CASCO); Automobile; government mandated Third-party Automobile Liability; Cargo; Personal Accident; and Voluntary Third Party Liability Coverage (Collectively the "Policies").

     The Insurance Company is heavily dependent on personal contacts between the Insurance Company's agents and independent contractors with the eventual clients for the marketing of its Policies, which have been accomplished through personal solicitations, attendance at trade conferences, newspaper and yellow page advertisements.

     The Insurance Company sells Policies from its main office located in Chisinau and from an extension office located at the Bureau of Automobile Registration located in Chisinau. The Insurance Company also has a sales office located in the Hotel, which offers premium medical insurance to persons applying for visas to travel to countries within the European Union.

     The Insurance Company is dependent upon the Moldova economy. If the Moldova economy continues to suffer from poor economic factors the Company believes that the people located in the Republic of Moldova may not be able to continue to purchase the insurance policies offered by the Insurance Company.

Acquired Assets

     The following discussion briefly describes the technology that was acquired from Aluminum-Power in exchange for the Exchanged Assets. Pursuant to the Acquisition Agreement dated January 11, 2001, the Company received the following battery technology (collectively, the "Technology"):

     (1) An exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air battery (solely in connection with its use with consumer portable electronic devises), evidenced by United States Patent and Trademark Office Patent Application Number: 09/522,930, filed on March 10, 2000, titled, "Ecologically Clean Mechanically Rechargeable Air-Metal Current Source," and Canadian Patent Application Number: 2,301,470, filed on December 7, 2000, that will allow for an instantaneous mechanical rechargeable battery requiring no external power source for recharging;

     (2) All rights and title to certain technology relating to metal-air batteries and fuel cells, evidenced by United States Patent and Trademark Office Patent Application Reference No. PNK/M275689/IAROCHENKO, filed on December 19, 2000, and Internal
          Reference Patent Application #1167 filed with the Canadian Intellectual Property Office on February 7, 2000, and titled, "A Metal-Air Battery Having In-Situ Generatable Electrolyte," suitable for consumer portable electronic devices, including two-way radios, wireless telephones, portable audio and video players, video cameras and personal computers. The objective of this technology is to secure the idea of a battery with a virtually unlimited shelf life prior to activation; and,

     (3) The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power as an important part of a full battery assembly which will enable the conversion of cell voltage of virtually any aluminum-metal-air-cathode battery to
          the  voltage  required  by  different  consumer  portable   electronic
          devices.

ITEM 2. PROPERTIES

     During the period covered by this Annual Report, the following properties were used or owned by the Company:

     (1) Banca's main office is located at Blvd. Stefan Cel/Mare, 6, MD-2001, Chisinau, Moldova, occupying approximately 1300 square meters of space in a building owned by Banca. Banca recently acquired an additional building a few doors away from its main office located in Chisinau occupying 1,867 square meters which it intends to make use of as a client service center. These properties were conveyed to Aluminum-Power as part of the Acquisition Agreement;

     (2) The Hotel, located at M. Chibortero Street, Chisinau, Moldova, is situated on government-owned land. The Hotel has a fifty year lease with the Republic of Moldova. This property was transferred to Aluminum-Power as part of the Acquisition Agreement;

     (3) The Insurance Company leases approximately 100 square meters of office space from Banca pursuant to a 27-year operating lease with Banca, under which Banca received payment in the form of equity shares in the Insurance Company, such shares in the aggregate having been valued at $24,840. This property was transferred to Aluminum-Power as part of the Acquisition Agreement; and

     (4) The Company's main office located at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019. Currently, the Company maintains a month to month tenancy with the landlord.

ITEM 3. LEGAL PROCEEDINGS

     During the fiscal year ended December 31, 2000, neither the Company nor any of its subsidiaries were a party to, or otherwise involved, in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information required by this item is incorporated by reference from the Company's Definitive Information Statement filed with the Commission on January 24, 2001, in connection with the Asset Acquisition Agreement.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is currently traded through the NASD OTC-Bulletin Board under the symbol "TMOL."

     The table below sets forth the range of high and low bids of the Company's common stock for each quarter over the last two calendar years ended December 31, 2000 and 1999. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.



        Calender Year        Quarter            High              Low
        -------------        -------           ------           -------

            1999              First            $11.00           $10.00

                             Second            $11.60           $10.00

                              Third            $10.20            $5.00

                             Fourth            $8.43             $1.85


            2000              First            $3.00             $1.00

                             Second            $1.75             $1.00

                              Third            $1.80             $.43

                             Fourth            $1.70             $.60

     As of March 31, 2001, there were approximately 405 holders of record of the Company's common stock.

     The Company has not declared any cash dividends for the last two fiscal years and does not anticipate declaring any in the near future. There are no restrictions that limit the Company's ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on the common stock is within the sole discretion of the board of directors and will depend, in part, on the Company's earnings, capital requirements, financial condition, and other relevant factors, as determined by the Board.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PLAN OF OPERATION

General

     During the fiscal year ended December 31, 2000, the Company, through its wholly-owned subsidiaries, owned 65% of the issued and outstanding shares of capital stock of the Hotel; 100% of the issued and outstanding shares of capital stock of Banca; 100% of the issued and outstanding shares of capital stock of Exim; and 100% of the issued and outstanding shares of capital stock of Intercomsoft. The Company's subsidiaries operated in the Republic of Moldova, and the currency in which the Company's subsidiaries transacted most of their operations was the Moldovan Leu. The Company believes that its subsidiaries were negatively effected by the current economic situation in the Republic of Moldova.

     During this time period the Company focused on operating its existing subsidiaries while simultaneously seeking potential acquisition candidates.

     In December 2000, the Company transferred one hundred percent (100%) of the issued and outstanding capital stock of Maximilia and fifty percent (50%) of the issued and outstanding capital stock of Sturge, to Starbeam in exchange for the $1,216,000 capital infusion and in further satisfaction of a loan in the principal amount of $722,000. At the time of this transaction, Maximilia and Sturge were the only stockholders of Banca. Thus, following the transaction the Company held indirectly a 25% interest in Banca and was relieved of its outstanding liability of $722,000.

Discontinued Operations

     Pursuant to the Asset Acquisition Agreement dated January 11, 2001, between the Company and Aluminum-Power, Inc., a corporation controlled by the Company's Chairman of the Board of Directors, the Company divested itself of its interests in Banca, Exim and the Hotel (the "Exchanged Assets"). In consideration of the transfer of the Exchanged Assets, Aluminum-Power transferred to the Company certain rights and interests in battery technology, which are more fully described in Item 1 above.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere in this report.

General

     During the fiscal year ended December 31, 2000, the Company's subsidiaries consisting of the Discontinued Operations and Intercomsoft operated in the Republic of Moldova. The currency in which the Discontinued Operations transacted most of their operations was the Moldovan Leu.

     As the Company's subsidiary, Intercomsoft, continues to operate in and derive its revenues from the Republic of Moldova, the current (and future) economic situation, and the political uncertainty and instability in the Republic of Moldova and in Russia could have a material adverse effect on the Company.

COMPARISON OF YEAR END 2000 TO YEAR END 1999 FOR THE CONTINUED OPERATIONS

     The Company derives its revenues from Intercomsoft. Intercomsoft derives its revenues from being the exclusive supplier of proprietary technology, equipment and consumables required to produce secure essential government documents (e.g. passports, drivers' licenses, etc.), to the Government of the Republic of Moldova pursuant to the Supply Agreement with the Republic of Moldova.

     During 2000, the Company had revenues of approximately $2,854,000 as compared to $2,837,000 in 1999. During 2000, Intercomsoft's cost of revenues was approximately $955,000 or 33% as compared to approximately $1,031,000 or 36% in 1999. This resulted in gross profits for Intercomsoft of approximately $1,899,000 and $1,806,000 for 2000 and 1999 respectively.

     Selling, general and administrative expenses in 2000 was approximately $2,567,000 as compared to approximately $2,092,000 in 1999. The significant increase in selling, general and administrative expenses was the result of a number of marketing agreements that were entered into during the year ended December 2000, which were entered into in an effort to expand Intercomsoft's operations into other European markets. The Company had net interest expense of $16,000 in 2000 as compared to net interest expense of $112,000 in 1999.

     The Company had a net loss from operations of approximately $684,000 in 2000 as compared to a net loss of approximately $398,000 for 1999.

     The Company derives all of its revenues and income pursuant to Intercomsoft's Supply Contract. If for any reason (or for no reason) the Supply Contract were terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as the Company.

     The Company believes that the economic crisis in Russia, which caused an economic slowdown in the Republic of Moldova, resulting in less disposable income to the Moldovan population, had an adverse impact on the revenues and income of Intercomsoft and, therefore, of the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to have an adverse impact on Intercomsoft and, therefore, on the Company.

RESULTS OF DISCONTINUED OPERATIONS

     The sale of Banca, Exim, and the Hotel have been accounted for as discontinued operations and, accordingly, their operations are segregated in the statements of operations included elsewhere in this Annual Report. Revenues from the Discontinued Operations were approximately $5,103,000 for 2000 as compared to approximately $5,100,000 in 1999. Revenues were offset by expenses in 2000 approximately $4,942,000 resulting in a profit in 2000 of approximately $161,000 as compared to expenses in 1999 of approximately $4,791,000 which resulted in a profit of approximately $309,000 for 1999.

     Increased expenses for the Hotel resulting from renovation costs in the year 2000 had the most significant impact on the difference in profit for Discontinued Operations between 2000 and 1999.

Liquidity & Capital Resources

     The Company believes that following its disposition of Banca, Exim and the Hotel, its existing source of liquidity and its current revenues and cash flow, will be adequate to sustain its current operations and to satisfy its current working capital and capital expenditure requirements for the next twelve (12) months.

     As a result of the disposition of the subsidiaries, the Company will no longer derive revenues or incur expenses from the operations of Banca, Exim and the Hotel.

     Although no assurances can be made, the Company believes that its expenses will increase during the fiscal year ending December 31, 2001, due to its plans to continue to develop, market, and produce the battery technology. The Company further believes that the battery technology will begin generating revenues during the fiscal year ending December 31, 2002.

FORWARD LOOKING STATEMENTS

     Certain  statements  contained in this Annual  Report,  including,  without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us described in this Report and the other documents we file with the Securities and Exchange Commission ("SEC").

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company for the years ended December 31, 2000 and 1999 have been examined to the extent indicated in the report provided by the independent accountants, Paritz & Company, PA. Paritz & Company, PA has confirmed to the Company that the consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with Regulation S-X promulgated by the SEC.

     TRIMOL GROUP, INC.

     CONSOLIDATED FINANCIAL STATEMENTS
     AS OF DECEMBER 31,  2000 AND 1999

TRIMOL GROUP, INC

CONTENTS                                                       Page Numbers

Report of the Independent Auditors                                      F-1

Consolidated Balance Sheet                                              F-2

Consolidated Statement of Operations                                    F-3

Statement of Changes in Shareholders' Equity                            F-4

Consolidated Statement of Cash Flows                                    F-5

Notes to the Consolidated Financial Statements                  F-6 to F-13

REPORT OF THE INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Trimol Group, Inc.


We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiaries (the "Company") as of December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.


                                            PARITZ & COMPANY, P.A.
                                            Hackensack, New Jersey
                                            Date:  March 22, 2001

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET
YEAR ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------
                                                    (In Thousands of US Dollars)

ASSETS

Cash                                                                        107
Accounts receivable                                                         136
Net assets from discontinued operations                                   3,981
                                                                         ------

TOTAL ASSETS                                                              4,224
                                                                         ======

LIABILITIES

Current liabilities:
Accounts payable                                                            465
Accrued expenses                                                            622
Provision for loss of discontinued operations                             3,981
                                                                         ------

TOTAL LIABILITIES                                                         5,068

SHAREHOLDERS' DEFICIENCY                                                   (844)
                                                                         ------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                            4,224
================================================================================

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

------------------------------------------------------------------------------------------
                                                      Year Ended               Year Ended
                                               December 31, 2000        December 31, 1999
------------------------------------------------------------------------------------------
                                                    (In Thousands of US Dollars, except
                                                    share and per share data)

REVENUES                                                   2,854                    2,837
                                               ==========================================

OPERATING EXPENSES
Cost of revenues                                             955                    1,031
Other operating expenses                                   2,567                    2,092
Interest expense, net of interest income                      16                      112
                                               ------------------------------------------
TOTAL OPERATING EXPENSES                                   3,538                    3,235
                                               ==========================================

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                         (684)                    (398)

Income from discontinued operations,
   net of taxes                                              161                      309
                                               ------------------------------------------

Loss on disposal of discontinued operations               (7,958)                      --
                                               ------------------------------------------

NET LOSS                                                  (8,481)                     (89)
                                               ==========================================

Net income (loss) per share (basic and diluted)             (.70)                    .007
                                               ------------------------------------------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                    12,039,000               12,034,485
==========================================================================================

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          ACCUMULATED
                                                              ADDITIONAL    RETAINED                         OTHER
                                                  COMMON       PAID-IN      EARNINGS       DEFERRED      COMPREHENSIVE
                                                  STOCK        CAPITAL      (DEFICIT)    COMPENSATION    INCOME (LOSS)      TOTAL

BALANCE - JANUARY 1, 1999                           120         6,018         1,428                                         7,566

Net loss                                                                        (89)                                          (89)

Foreign currency translation adjustment                                                                     (2,413)        (2,413)
                                                                                                                          -------
     TOTAL COMPREHENSIVE LOSS                                                                                              (2,502)

Issuance of common stock                                          160                                                         160

Deferred compensation                                                                          (27)                           (27)
                                                  -------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                         120         6,178         1,339            (27)         (2,413)         5,197

Net loss                                                                     (8,481)                                       (8,481)

Foreign currency translation adjustment                                                                       (253)          (253)

Reversal of foreign currency translation
adjustment of subsidiaries disposed of                                                                       2,666          2,666
                                                                                                                          -------
      TOTAL COMPREHENSIVE LOSS                                                                                             (6,068)

Deferred compensation                                                                           27                             27
                                                  -------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2000                         120         6,178        (7,142)             0               0           (844)
                                                  ===============================================================================
=================================================================================================================================

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
                                                                            Year Ended             Year Ended
                                                                     December 31, 2000      December 31, 1999
--------------------------------------------------------------------------------------------------------------
                                                                           (In Thousands of US Dollars)
CASH FLOW FROM OPERATING ACTIVITIES
Loss from continuing operations                                                  (684)                   (431)
Income from discontinued operations                                               161                     342
Loss from disposal of discontinued operations                                  (7,958)                     --
                                                                      ---------------------------------------
NET LOSS                                                                       (8,481)                    (89)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN
OPERATING ACTIVITIES

Provision for loss of discontinued operations                                   3,981                      --
Foreign currency translation adjustment charged
     to statement of operations                                                 2,666                      --
Stock based compensation                                                           27                     133

CHANGES IN ASSETS AND LIABILITIES
Accounts receivable                                                                76                     (52)
Prepaid expenses and sundry current assets                                        126                      (9)
Accounts payable                                                                  (18)                    105
Accrued expenses                                                                  329                      (9)
Net assets from discontinued operations                                         1,078                    (120)
                                                                      ---------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                            (216)                    (41)
                                                                      ---------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of loan to related party                                             (1,126)                     --
                                                                      ---------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                          (1,126)                     --
                                                                      ---------------------------------------

DECREASE IN CASH                                                               (1,342)                    (41)

CASH - BEGINNING OF YEAR                                                        1,449                   1,490
                                                                      ---------------------------------------

CASH - END OF YEAR                                                                107                   1,449
                                                                      =======================================


Supplemental disclosures of cash flow information:
Interest paid                                                                     202                      --
                                                                      =======================================
Income taxes paid                                                                  --                      --
                                                                      =======================================

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - NATURE OF BUSINESS AND ORGANIZATION

The accompanying financial statements of Trimol Group, Inc. (the "Company" or "Trimol") have been prepared in accordance with generally accepted accounting principles in the United States of America.

Prior to January 6, 1998, the Company had not engaged in any significant business operations for at least the three previous years. On January 6, 1998, the Company directly or indirectly acquired the capital stock of an insurance company, Exim Asint S.A. (the "Insurance Company"), a bank, Banca Comerciala pe Actiuni "Export-Import" (the "Bank") and 65% of the shares of a hotel, Jolly Alon Limited (the "Hotel"). In addition, on May 6, 1998 the Company acquired the capital stock of a document processing company, Intercomsoft Limited ("Intercomsoft"). All of the acquired companies operate in the republic of Moldova ("Moldova").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   CONTINUING AND DISCONTINUED OPERATIONS

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

     Impairment of long-lived assets

     The Company reviews long-lived assets for impairment when circumstances indicate the carrying value of an asset may not be recoverable. If an impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.

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

     Comprehensive income

     The Company adopted the provisions of the SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as any change in equity from transactions and other events originating from non-owner sources, and is displayed as accumulated comprehensive income in the Statements of Changes in Shareholders' Equity.

     Fair value of financial instruments

     The carrying value of short-term financial instruments arising in the ordinary course of business, approximates fair value because of the relatively short period of time between their origination and expected realization.


B.   DISCONTINUED OPERATIONS (SEE NOTE 4)

     Foreign currency translation

     The Company has determined that effective January 1, 1999 the Moldovan Leu ("MDL") is the functional currency. Accordingly, the assets and liabilities denominated in foreign currency are translated into U.S. Dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of shareholders' equity, whereas, gains or losses resulting from foreign currency transactions are included in results of operations.

     Cash and cash equivalents

     Cash and cash equivalents are defined as cash on hand, cash items in the process of collection and amounts due from correspondent banks and the National Bank of Moldova. With respect to the Hotel and the Bank, the Company regards all its liquid investments, whose maturity as of the date of the investment is less than three months, as cash equivalents. With respect to the Insurance Company, cash equivalents consist of short term highly liquid investments that are both (a) readily convertible to known amounts of cash and (b) so near to maturity that they present an insignificant risk of changes in value due to changing interest rates.

     Securities

     Investments in fixed maturity and equity securities are accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires management to classify its investment portfolio into three categories: (i) held to maturity, (ii) available for sale, and (iii) trading securities. SFAS No. 115 requires unrealized gains and losses for trading securities to be included in net income while unrealized gains and losses for securities available for sale are to be reported as a separate component of shareholders' equity, net of related income tax. Held-to-maturity securities are recorded at their amortized cost. Declines in the fair value of individual held-to-maturity securities below their cost that are other than temporary have resulted in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

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

     Property, plant and equipment

     Buildings, equipment and improvements are stated at cost less accumulated depreciation computed on a straight-line basis over the estimated useful lives.

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

NOTE 3 - RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

     (a) The Moldovan Ministry of Economics ("Ministry") is Intercomsoft's only customer. In

November 1999, the Company learned that the Ministry of Economy Affairs and Reform of the Republic of Moldova was soliciting bids to select an audit company to review the contract between Intercomsoft and the Government of the Republic of Moldova ("GRM"), pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to GRM. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the services performed. No assurances can be given when, if ever, such a review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse effect on Intercomsoft and the Company

     Intercomsoft operates in Moldova, a former Republic of the Soviet Union, and is heavily dependent on Russia and on a number of former Republics of the Soviet Union. Accordingly, the current political and economic situation in Moldova, Russia and the former Republics of the Soviet Union which have historically been unstable, could have a material adverse effect on Intercomsoft. Political uncertainty and instability in Moldova may also play a roll in the future revenue and income of Intercomsoft.

     (b) After the transactions referred to in Note 4 are completed, Trimol will have exchanged a substantial part of its assets for certain technology. As such, the Company's success will be largely dependent upon the success of the technology acquired. There are no assurances that the United States Patent and Trademark Office will afford such technology patent protection and there can be no assurances that such technology will be marketable and/or profitable. Additionally, the Company believes that in order to support its plan to develop and market this technology, it will be necessary to seek additional capital. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to further develop and market the technology, as well as fund the operation and expansion of the business. Such inability to obtain additional financing when needed would have a negative effect on the business of the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the existing shares of Common Stock.

NOTE 4 - DISCONTINUED OPERATIONS AND SUBSEQUENT ACQUISITION

In December, 2000 as a result of selling interests in two previously wholly-owned subsidiaries to a company owned and controlled by the principal shareholder of the Company, Trimol effectively sold 75% of the issued and outstanding shares of the Bank for $1,216,000 plus the foregiveness of $722,000 of debt. This transaction resulted in a net loss of $1,298,000.

In December 2000, the Board of Directors of the Company authorized management to enter into a transaction with a company owned and controlled by the principal shareholder of the Company, pursuant to which it would sell or transfer its (i) 100% of the issued and outstanding shares of the Insurance Company, (ii) indirect 65% ownership in the Hotel, (iii) remaining 25% indirect ownership of the Bank, and (iv) 88,000,000 shares of previously unissued common stock of the Company in exchange for certain technology and intangible assets including, but not limited to, patent and proprietary rights relating to consumer portable electronic devices. This transaction closed on February 16, 2001.

The operating results of the Bank, the Insurance Company and the Hotel have been segregated from continuing operations and reported as a separate line item on the Consolidated Statement of Operations for the year ended December 31, 2000 under the caption "loss from discontinued operations". Accordingly, the Company has restated its prior financial statements to present the operating results of these companies as a discontinued operation.

The assets and liabilities of the discontinued operations are reflected as net current assets in the accompanying consolidated balance sheet at December 31, 2000 and are summarized as follows:

                  ASSETS:

                     Cash                                                                      189
                     Held to maturity securities                                                37
                     Reinsurance recoverable                                                   218
                     Property, plant and equipment                                           3,911
                     Other assets                                                              489
                     Investment at equity                                                    1,078
                                                                                        -----------

                  TOTAL ASSETS                                                               5,922
                                                                                        -----------

                  LIABILITIES


                     Insurance policy and claim reserves                                       362
                     Other liabilities                                                          88
                     Minority interest                                                       1,491
                                                                                        -----------

                  TOTAL LIABILITIES                                                          1,941
                                                                                        -----------

                  NET ASSETS                                                                 3,981
                                                                                        ===========


Details of the balance sheet accounts as of December 21, 2000 included above are summarized as follows:

Reinsurance recoverable

Provision for unearned premiums                                                              61
Losses and loss adjustment reserves                                                         157
                                                                                       ---------
                                                                                            218
                                                                                       =========


Property, plant and equipment
                                                             Estimated Useful Life

Buildings                                                            40 years             3,650
Vehicles, machinery and improvements                                  5 years             1,236
Furniture and equipment                                              10 years               705
                                                                                      ----------
                                                                                          5,591
Less: Accumulated depreciation and
amortization                                                                              1,680
                                                                                      ----------
                                                                                          3,911
                                                                                      ==========

Insurance policy and claim reserves

Losses and loss adjustment reserves                                                         278
Provision for unearned premiums                                                              84
                                                                                      ----------
                                                                                            362
                                                                                      ==========

Minority interest

The minority interest comprises the 35% interest of the Government of Moldova in the Hotel.

NOTE 5 - BUSINESS SEGMENT INFORMATION

As a result of the transaction described in Note 4, the Company has one remaining operating segment, Intercomsoft, which supplies equipment and auxiliary materials intended for production of computerized documents (passports, drivers' licenses, car licenses and ID cards), and the software that is necessary for the operation of this equipment (see Note 3).

NOTE 6 - SHAREHOLDERS' EQUITY

(a) Details of the Company's common stock and preferred stock at December 31, 2000 are as follows:

    ---------------------------------------------------------------------------
                                        Preferred Stock           Common Stock
    ---------------------------------------------------------------------------
    Par value per share                           $1.00                  $0.01
    Shares authorized                            10,000             30,000,000
    Shares issued and outstanding                  --               12,039,000


(b) The Company has an employment agreement with its Chairman of the Board ("Chairman") which expires January 1, 2004 and provides for base annual compensation of $120,000 subject to increase to $250,000 in the event that the Company consummates an acquisition of a business with pre-tax profits of $3,000,000 or more in such year. In addition, the Employment Agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 1,000,000 shares of Common Stock per year at an exercise price equal to the closing price of Common Stock on the issue date. As of December 31, 2000, no Incentive Warrants were outstanding.

(c) On February 28, 2000 the Company issued warrants to purchase 1,400,000 shares of its Common Stock ("the Warrants") to three employees. The Warrants may be exercised for a period of five years at an exercise price of $.50 per share.

     During 1999, the Company granted five year warrants to purchase up to 60,000 shares of the Company's Common Stock, 30,000 of which are at an exercise price of $11.50 per share and 30,000 of which are at an exercise price of $.75 per share, to certain members of the firmer Audit Committee of the Company's Board of Directors.

(d) In March 1999, the Company entered into a consulting agreement pursuant to which the Company issued 16,000 of its restricted shares of Common Stock valued at $10 per share in consideration of the services to be performed under such consulting agreement. Such shares of Common Stock are restricted under the meaning of Securities and Exchange Commission Rule 144.

(e) On February 14, 2001, the Company amended its Articles of Incorporation to increase its authorized shares of Common Stock from thirty million (30,000,000) to one hundred thirty million (130,000,000) shares.

(f) The Board of Directors and the holders of a majority of the Company's Common Stock have authorized the adoption of the 2001 Omnibus Plan in order to attract and retain qualified directors, officers, employees, consultants and advisors (the
     "eligible persons"). Eligible persons may be granted (a) stock options which may be designated as nonqualified stock options or incentive stock options, (b) stock appreciation rights, (c) restricted stock awards, (d) performance awards, or (e) other forms of stock-based incentive awards.

     The maximum number of shares with respect to which the awards may be granted under the plan shall not exceed 4,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.

     As of March 31, 2001, 1,150,000 options were granted under the 2001 Omnibus Plan.

Note 7 - Income tax

The Company's income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net loss as follows:

---------------------------------------------------------------------------------------------------------
                                                      December 31, 2000          December 31, 1999
---------------------------------------------------------------------------------------------------------
                                                               (In Thousands of US Dollars)
Income tax benefit at statutory rate of 34%                  (233)                      (135)
Net operating loss not utilized                               233                        135
                                                  -------------------------------------------------------
                                                             --                         --
                                                  =======================================================
---------------------------------------------------------------------------------------------------------
                                                  December 31, 2000         December 31, 1999
---------------------------------------------------------------------------------------------------------
                                                               (In Thousands of US Dollars)
Deferred tax assets:
  Net operating loss carryforward                             298                         65
  Capital loss carryforward                                 2,706                       --
                                                  -------------------------------------------------------
                                                            3,004                         65
Valuation allowance (See Note 2A)                           3,004                         65
                                                  -------------------------------------------------------
                                                             --                         --
                                                  =======================================================



NOTE 8 - RELATED PARTY TRANSACTIONS

See Note 4 regarding significant transactions with the Company's controlling shareholder.

The Company's discontinued operations transacted business at times with related parties while conducting its commercial activities. The Company believes such transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties.

Pursuant to a resolution of the Company's Board of Directors on March 31, 2000, the Company approved payment of a liability to a company owned by the majority stockholder of $1,162,000 plus interest of $202,000 from January 6, 1998 to the date of payment (April 5, 2000). Prior to this resolution, the liability had been deemed non-interest bearing.

During 1999, the Bank loaned $500,000 to a corporation whose beneficial owner is the Chairman of the Board of the Company. As a result of non-payment, the Bank foreclosed on the building which was held as collateral.

NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

NOTE 10 - COMMITMENTS

Intecomsoft has an agreement for the purchase of equipment, software and consumables (collectively "the merchandise") for the production of computerized documents. As part of this agreement, Intercomsoft is provided with the guidance and support required for installation and operation of the equipment, as well as the materials required for its maintenance. In addition to the cost of the merchandise, Intercomsoft is obligated to pay 25% of its profits, as defined.

ITEM 8.  CHANGES IN AND DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective January 4, 2000, the Company dismissed KPMG Moldova S.R.L. as its principal independent accountants. The decision to change accountants was approved by the Company's Board of Directors. At the time of the Board's decision, there were no disagreements between the Company and the independent accountants on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure

     On January 18, 2000, the Company engaged and continues to engage the services of Paritz & Company, PA as its principal independent accountants.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of the Company

     The names of and other information about the Company's executive officers and directors as of March 31, 2001, are set forth below:

-------------------------------------------------------------------------------------------------------------
                                                                                            CURRENT
               NAME                        AGE          DIRECTOR OR OFFICER SINCE          POSITION
----------------------------------- ------------------- -------------------------- --------------------------
Boris Birshtein                             53                    1998             Chairman of the Board of
                                                                                   Directors
----------------------------------- ------------------- -------------------------- --------------------------
Alexander Gordin                            37                    2000             Director, President and
                                                                                   Chief Executive Officer
----------------------------------- ------------------- -------------------------- --------------------------
Michael J. Solomon (1)                      63                    2001             Director
----------------------------------- ------------------- -------------------------- --------------------------
John R. Loveland (1)                        64                    2001             Director
----------------------------------- ------------------- -------------------------- --------------------------
Kerry Moody (1)                             45                    2001             Director
----------------------------------- ------------------- -------------------------- --------------------------
Walter J. Perchal (1)                       49                    2001             Director
----------------------------------- ------------------- -------------------------- --------------------------
Vijay Sharma (1)                            31                    2001             Director
----------------------------------- ------------------- -------------------------- --------------------------
Shmuel Gurfinkel (2)                        54                    1998             Chief Financial Officer
----------------------------------- ------------------- -------------------------- --------------------------
Gary Shokin (3)                             40                    2000             Vice President and
                                                                                   Secretary
----------------------------------- ------------------- -------------------------- --------------------------
Donald W. Kirk (4)                          51                    2001             Chief Scientific Officer
----------------------------------- ------------------- -------------------------- --------------------------
Rafael Ferry (4)                            30                    2001             Vice President of
                                                                                   Marketing
-------------------------------------------------------------------------------------------------------------

----------------------------------

(1) Elected on February 16, 2001, to fill vacancies on the Board of Directors; subsequently nominated as Directors subject to Stockholder approval at the next Annual Meeting of Stockholders.

(2) On February 16, 2001, Mr. Gurfinkel resigned from his position as a Director of the Company.

(3) On May 1, 2000, Mr. Shokin was elected as a Director and appointed Vice President. On December 28, 2000, Mr. Shokin was appointed Secretary. On February 16, 2000, Mr. Shokin resigned from his position as a Director of the Company.

(4) Messrs. Kirk and Ferry were elected to their respective positions in February 2001.

     The  biographical   information  concerning  the  directors  and  executive
officers of the Company, as supplied to the Company by them, is as follows:

     Boris Birshtein has been the Chairman of the Board of Directors of the Company since January 1998. Since 1999, Dr. Birshtein has been the Chairman of the Board of Directors and principal shareholder of EonTech Group, Inc. a corporation organized under the laws of the Province Ontario, Canada. Since 1999, Dr. Birshtein has been the Chairman of the Board of Directors and a controlling shareholder of Aluminum-Power, Inc. An author of four books on economics and political commentary, Dr. Birshtein has chaired Presidential Supreme Economic Council in Moldova. Since 2000, Dr. Birshtein had been an active member of the New York Academy of Sciences. In 1999, Dr. Birshtein received a gold medal from the International Information Academy and became the Head of its North American Chapter. In 1997, Dr. Birshtein received his Ph.D. in Economics and Ph.D. in Philosophy and was confirmed as a full Professor at the International Information Academy. Dr. Birshtein has been involved in several international businesses during the previous five years.

     Alexander M. Gordin has served as a member of the Board of Directors and the President of the Company since May 2000, and the Chief Executive Officer since November 2000. In 1995, Mr. Gordin was awarded a MBA degree from the
Wharton School at the University of Pennsylvania. From 1998 until 1999, Mr. Gordin was employed as the Director of Strategic Business Development at Amdour Group located in Stamford, Connecticut. Mr. Gordin's duties at Amdour Group included extensive responsibility for direct investments and Mergers & Acquisitions in the areas of media, wireless communications, and commercial real estate. From 1996 until 1998, Mr. Gordin was employed as a Managing Director of Broad Street Capital LLC. From 1990 until 1996, Mr. Gordin was engaged as the President of Radio Communications International Corp., which was the first Motorola distributor located in the former Soviet Union.

     Michael J. Solomon, was appointed to the Company's Board of Directors in February 2001. Since 2000, Mr. Solomon has served as the Chairman of the Board of Directors of Maxx International, Inc. Mr. Solomon currently serves as a Director on the following Boards of Directors: Team Communications, Inc.; The North Face, Inc.; Pittard-Sullivan; New York University Stern School of Business; the Entertainment Business & Management Advisory Board at UCLA; and the International Council of the National Academy of Television Arts and Sciences.

     John R. Loveland was appointed to the Company's Board of Directors in February 2001. Since 1994, Mr. Loveland has served in his capacity as a director and Chief Executive Officer of Op-Tech Environmental Services, Inc. Since 1973, he has served as a director of O'Brien & Gere Engineers, Inc. From 1989 until 1999, Mr. Loveland served as the Chairman of the Board of Directors of O'Brien & Gere Limited. From 1999 until 2000, Mr. Loveland served as the President of O'Brien & Gere Property Development.

     Kerry Moody was appointed to the Company's Board of Directors in February 2001. Since 1999, Mr. Moody has served as the Vice President and Director of Government Affairs for AcSys Biometrics, Inc., a leader in Artificial Neural Systems. From 1996 until 1999, Mr. Moody served as the CEO and Chairman of the Board of ASAPconnecT.com, which acts as a private labeled Internet Service Provider ("ISP"). Mr. Moody also served as the Reagan White House Liason to the General Services Administration.

     Walter J. Perchal, Ph.D. was appointed to the Company's Board of Directors in February 2001. Since 1997, Mr. Perchall has served as the President and Chief Executive Officer of ICInc., a consulting firm, which provides consulting services in North America, Europe and Asia. For the past 20 years, Mr. Perchall has served as an adjunct Professor at York University located in Toronto, Canada, where he focuses on teaching Business Studies.

     Vijay Sharma was appointed to the Company's Board of Directors in February 2001. Since 1993, Mr. Sharma was employed by ATI Technologies initially as a Product Manager, then a Group Product Manager and finally as a Senior Group Manager of Business Management. Mr. Sharma received a Masters of Business Administration from Edinburgh Business School, Herlot-Watt University and a B.A.Sc. in Chemical Engineering from the University of Toronto.

     Shmuel Gurfinkel has been the Chief Financial Officer of the Company since January 1998. From 1998 until 2000, Mr. Gurfinkel served as a Director of the Company. Since 1996, Mr. Gurfinkel also has been a Director of Banca Commerciala pe Actiuni "Export-Import". For the past five years, Mr. Gurfinkel has been actively engaged in managing and operating the Shmuel Gurfinkel accounting firm in Ramat-Gan. Since 1997, Mr. Gurfinkel has served as a Director of Beken Metals, Ltd., a subsidiary of Africa Israel Investments Ltd.

     Gary Shokin has served as the Vice President and Secretary of the Company since May 2000. From May 2000 until January 2001, Mr. Shokin also served as a Director of the Company. Since 1995, Mr. Shokin has served as the President of Emerald Spa, Inc., a New York based company specializing in beauty enhancement, physical fitness and skin care. Since 1993, Mr. Shokin has served as the President of North Star Auto Center, Inc.

     Donald W. Kirk, Ph.D. was named the Company's Chief Scientific Officer on February 21, 2001. Dr. Kirk received his B.A.Sc. in Engineering Science and MASc. degree in Chemical Engineering from the University of Toronto in 1972 and 1975 respectively. Dr. Kirk received his Ph.D. in Chemical Engineering from the University of Toronto in 1979. Since 1993, Dr. Kirk has been a professor with the Department of Chemical Engineering and Applied Chemistry at the University of Toronto. In 1997, Dr. Kirk was asked to serve as an advisory professor at Chongqing University located in China. In April 2000, Dr. Kirk served as the Technical Chair at the 10th Annual Pacific Basin Consortium Symposium and has been a member of the Board of Directors of the Pacific Basin Consortium for Hazardous Waste. Dr. Kirk is also a member of the Association of Professional Engineers of Ontario.

     Rafael Ferry was named the Company's Vice President of Marketing on February 1, 2000. Mr. Ferry was previously employed by Aluminum-Power, Inc. as the Vice President of Marketing. From 1996 until 1998, Mr. Ferry was employed as a Sales Manager at Gestetner (Israel) Ltd. In the year 2000, Mr. Ferry received his Bachelor of Business Administration from York University.


Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon the Company's review of Forms 3, 4 and 5, and amendments thereto, furnished to the registrant under Rule 16a-3(a) during the fiscal year preceding the filing of this Form 10-KSB, the Company is aware of the following:

     1. Alexander Gordin filed the Initial Statement of Beneficial Ownership on Form 3 on March 30, 2001.

     The Company is not aware of any other person who was a director, officer, or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by or paid to each of the Company's executive officers and directors for the Company's fiscal periods as specified below. No other executive officers or directors of the Company earned over $100,000 during such periods.


Summary Compensation Table

                                                                                           OTHER ANNUAL
NAME AND PRINCIPAL POSITION                       YEAR         SALARY        BONUS         COMPENSATION

Boris Birshtein (1);                                 1998           --           --                  --
Chairman of the Board of Directors                   1999        141,600         --                  --
                                                     2000        141,600         --                  --

Alexander Gordin (2);                                1998           --           --                  --
Director, President and CEO                          1999           --           --
                                                     2000         80,000         --               500,000(3)

Gary Shokin (4);                                     1998           --           --                  --
Vice President and Secretary                         1999           --           --                  --
                                                     2000         56,000         --               500,000(3)

Shmuel Gurfinkel (5);                                1998          6,000         --                  --
Chief Financial Officer                              1999          6,000         --                  --
                                                     2000         55,000         --                  --

Theodore Shapiro (6)                                 1998           --           --                  --
                                                     1999        141,600         --                  --
                                                     2000        141,600         --                  --

Robert L. Blessey (7)                                1998           --           --                  --
                                                     1999        141,600         --                  --
                                                     2000        141,600         --                  --

--------------------------------

(1) On February 25, 1999, the Company entered into an Employment Agreement with Mr. Birshtein for a term of five years commencing January 1, 1999 providing for an annual salary of $120,000 (subject to increase to $250,000 per year, in the event that the Company consummates an acquisition of a business with net pre-tax profits (as defined therein) of $3,000,000 or more in such year) and, in each of the remaining years of the Employment Agreement. The Employment Agreement requires Mr. Birshtein to spend a substantial portion of his time in the performance of his duties thereunder, and provides for certain other specified fringe benefits and change of control severance payments. Mr. Birshtein also receives a monthly auto and insurance allowance of $1,800. In addition, the Employment Agreement provides for incentive warrants to be issued to Mr. Birshtein based upon Excess Net Pre-Tax Profits (as defined below) in each year of the Employment Agreement. For each $1,000,000 of Excess Net Profit, the Company is required to issue 100,000 of incentive warrants up to a maximum of 1,000,000 incentive warrants in each such year of the Employment Agreement. Any issued incentive warrants will have a five year term from issuance and shall be exercisable at the market price of the Common Stock on the date of issuance. The Employment Agreement also provides for an annual bonus of 10% of any Excess Net Pre-Tax Profits in each year during the term of the Employment Agreement. Excess Net Pre-Tax Profits is defined as the excess of the then current years net pre-tax profits over the then preceding year's net pre-tax profits.

     On February 28, 2000 the Company issued to Mr. Birshtein warrants to purchase 600,000 shares of Common Stock and simultaneously cancelled warrants previously issued to purchase the same number of shares, which were exercisable at a purchase price of $11.50 per share. The newly issued warrants have a five year exercise period beginning on the date of issuance at an exercise price of $0.50 per share. The original warrants issued to Mr. Birshtein were in recognition of his uncompensated services expended on the Company's behalf.

(2) Mr. Gordin was elected as a Director and appointed to the positions of President and CEO on May 1, 2000 and November 9, 2000, respectively. On May 1, 2000, Mr. Gordin's annual salary is $120,000.

(3) Mssrs. Gordin and Shokin have each been 500,000 options pursuant to the terms of the 2001 Omnibus Plan.

(4) Mr. Shokin was elected as a Director and appointed to the positions of Vice President and Secretary on May 1, 2000 and December 28, 2000, respectively, with annual salary of $84,000.

(5)  Beginning  February  1, 2000,  Mr.  Gurfinkel  is paid a monthly  salary of
     $5,000.

(6) Mr. Shapiro was elected as a Director and appointed President and CEO on January 6, 1998. On February 25, 1999, the Company entered into an
     Employment Agreement with Mr. Shapiro having a five year term, which provided for an annual salary of $120,000.

     On February 28, 2000 the Company issued warrants to purchase 400,000 shares of Common Stock to Mr. Shapiro and simultaneously cancelled warrants previously issued to purchase the same number of shares, which were exercisable at a purchase price of $11.50 per share. The newly issued warrants have a five year exercise period beginning on the date of issuance at an exercise price of $0.50 per share. The original warrants issued to Mr. Shapiro were in recognition of his uncompensated services expended on the Company's behalf.

     Mr. Shapiro resigned as President of the Company on May 1, 2000 and as Director and CEO of the Company on October 25, 2000, and thereupon became Vice President. His Employment Agreement was mutually terminated on October 25, 2000. However, he continued to receive an annual salary of $120,000 plus a monthly auto and insurance allowance of $1,800. On January 10, 2001, Mr. Shapiro resigned from his position as an officer of the Company and his salary and benefits were terminated.

(7) Mr. Blessey was elected as a Director and appointed Secretary on January 6, 1998. On February 25, 1999, the Company entered into an Employment Agreement with Mr. Blessey having a five year term, which provided for an annual salary of $120,000.

     On February 28, 2000 the Company issued warrants to purchase 400,000 shares of Common Stock to Mr. Blessey and simultaneously cancelled warrants previously issued to purchase the same number of shares, which were exercisable at a purchase price of $11.50 per share. The newly issued warrants have a five year exercise period beginning on the date of issuance at an exercise price of $0.50 per share. The original warrants issued to Mr. Blessey were in recognition of his uncompensated services expended on the Company's behalf.

     On October 25, 2000, Mr. Blessey resigned as Director of the Company and his Employment Agreement was mutually terminated. However, Mr. Blessey continued to act as Secretary and continued to receive an annual salary of $120,000 plus a monthly auto and insurance allowance of $1,800. On January 10, 2001, Mr. Blessey resigned from his position as an officer of the Company and his salary and benefits were terminated.


Discussion of the 2001 Omnibus Plan

     The Company has adopted the 2001 Omnibus Plan in order to attract and retain qualified directors, officers, employees, consultants and advisors. Qualified directors, officers, employees, consultants and advisors of the Company and its subsidiaries are eligible to be granted (a) stock options ("Options"), which may be designated as nonqualified stock options ("NQSOs") or incentive stock options ("ISOs"), (b) stock appreciation rights ("SARs"), (c) restricted stock awards ("Restricted Stock"),
(d) performance awards ("Performance Awards") or (e) other forms of stock-based incentive awards (collectively, the "Awards").

     The purposes of the 2001 Omnibus Plan are to enable the Company to provide additional incentives to its directors, officers, employees, consultants and advisors, to advance the interests of the Company and to enable the Company to attract qualified personnel in a competitive marketplace.

     The following description of the 2001 Omnibus Plan is only a summary. It does not purport to be a complete or detailed description of all of the provisions of the 2001 Omnibus Plan. This summary is qualified by reference to the full terms of the 2001 Omnibus Plan, a copy of which is attached as Annex G to the Company's Definitive Information Statement filed with the SEC on January 24, 2001.

     An Omnibus Committee will administer the 2001 Omnibus Plan and has full discretion and exclusive power to (a) select the directors, officers, employees, consultants and advisors who will participate in the 2001 Omnibus Plan and grant Awards to such directors, officers, employees, consultants and advisors, (b) determine the time at which such Awards shall be granted and any terms and conditions with respect to such Awards as shall not be inconsistent with the provisions of the 2001 Omnibus Plan, and (c) resolve all questions relating to the administration of the 2001 Omnibus Plan. Members of the Omnibus Committee receive no additional compensation for their services in connection with the administration of the 2001 Omnibus Plan.

     Those who are eligible to participate in the 2001 Omnibus Plan are officers, management, other key employees and consultants and advisors of the Company and its subsidiaries as the Omnibus Committee may from time to time determine, provided that members of the Omnibus Committee shall be ineligible to participate in the 2001 Omnibus Plan and shall otherwise qualify as disinterested persons for purposes of Rule 16b-3(c)(2)(i) under the Securities Exchange Act of 1934.

     The Omnibus Committee may grant NQSOs or ISOs that are evidenced by stock option agreements. A NQSO is a right to purchase a specific number of shares of Common Stock during such time as the Omnibus Committee may determine, not to exceed ten years, at a price determined by the Omnibus Committee that, unless deemed otherwise by the Omnibus Committee, is not less than the fair market value of the Common Stock on the date the NQSO is granted. An ISO is an Option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). No ISOs may be granted under the 2001 Omnibus Plan to an employee who owns more than 10% of the outstanding voting stock of the Company ("Ten Percent Stockholder") unless the option price is at least 110% of the fair market value of the Common Stock at the date of grant and the ISO is not exercisable more than five years after it is granted. In the case of an employee who is not a Ten Percent Stockholder, no ISO may be exercisable more than ten years after the date the ISO is granted and the exercise price of the ISO shall not be less than the fair market value of the Common Stock on the date the ISO is granted. Further, no employee may be granted ISOs that first become exercisable during a calendar year for purchase of Common Stock with an aggregate fair market value (determined as of the date of grant of each ISO) in excess of $100,000. An ISO (or any installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

     The exercise price of the Common Stock subject to a NQSO or ISO may be paid in cash or, at the discretion of the Omnibus Committee, by a promissory note or by the tender of Common Stock owned by the Option holder or through a combination thereof. The Omnibus Committee may provide for the exercise of Options in installments and upon such terms, conditions and restrictions as it may determine. Options are generally exercisable in equal annual installments over a predetermined period. All installments that become exercisable are generally cumulative and may be exercised at any time after they become exercisable until the expiration of the term of the Option. The Omnibus Committee may provide for termination of an Option in the case of termination of employment or directorship or any other reason. If an Optionee retires or becomes disabled prior to totally exercising the Option, the Option agreement may provide that the Option may be exercised by for a period of 12 months after the date of such termination of employment by reason of retirement or disability. If an Optionee dies prior to totally exercising the Option, the Option agreement may provide that the Option may be exercised by (a) the Optionee's estate or by the person who acquired the right to exercise the Option by bequest or inheritance or by reason of the Optionee's death not more than three years from the date of the Optionee's death.

     An SAR is a right granted to a Participant to receive, upon surrender of the right, but without payment, an amount payable in cash. The amount payable with respect to each SAR shall be based on the excess, if any, of the fair market value of a share of Common Stock on the exercise date over the exercise price of the SAR, which will not be less than the fair market value of the Common Stock on the date the SAR is granted. In the case of an SAR granted in tandem with an ISO to an employee who is a Ten Percent Stockholder, the exercise price shall not be less than 110% of the fair market value of a share of Common Stock on the date the SAR is granted.

     Restricted Stock is Common Stock that is issued to a Participant at a price determined by the Omnibus Committee, which price per share may not be less than the par value of the Common Stock, and is subject to restrictions on transfer and/or such other restrictions on incidents of ownership as the Omnibus Committee may determine.

     A Performance Award granted under the 2001 Omnibus Plan (a) may be denominated or payable to the Participant in cash, Common Stock (including, without limitation, Restricted Stock), other securities or other Awards and (b) shall confer on the Participant the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as the Omnibus Committee shall establish. Subject to the terms of the 2001 Omnibus Plan and any applicable Award agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted and the amount of any payment or transfer to be made pursuant to any Performance Award shall be determined by the Omnibus Committee.

     The Omnibus Committee may grant Awards under the 2001 Omnibus Plan that provide the Participants with the right to purchase Common Stock or that are valued by reference to the fair market value of the Common Stock (including, but not limited to, phantom securities or dividend equivalents). Such Awards shall be in a form determined by the Omnibus Committee (and may include terms contingent upon a change of control of the Company); provided that such Awards shall not be inconsistent with the terms and purposes of the 2001 Omnibus Plan.

     The Omnibus Committee determines the price of any such Award and may accept any lawful consideration.

     The Omnibus Committee may at any time amend, suspend or terminate the 2001 Omnibus Plan; provided, however, that (a) no change in any Awards previously granted may be made without the consent of the holder thereof and (b) no amendment (other than an amendment authorized to reflect any merger, consolidation, reorganization or the like to which the Company is a party or any reclassification, stock split, combination of shares or the like) may be made increasing the aggregate number of shares of the Common Stock with respect to which Awards may be granted or changing the class of persons eligible to receive Awards, without the approval of the holders of a majority of the outstanding voting shares of the Company.

     In the event a Change in Control (as defined in the 2001 Omnibus Plan) occurs, then, notwithstanding any provision of the 2001 Omnibus Plan or of any provisions of any Award agreements entered into between the Company and any Optionee or Participant to the contrary, all Awards that have not expired and which are then held by any Optionee or Participant (or the person or persons to whom any deceased Optionee's or Participant's rights have been transferred) shall, as of such Change of Control, become fully and immediately vested and exercisable and may be exercised for the remaining term of such Awards.

     If the Company is a party to any merger, consolidation, reorganization or the like, the Omnibus Committee has the power to substitute new Awards or have the Awards be assumed by another corporation. In the event of a reclassification, stock split, combination of shares or the like, the Omnibus Committee shall conclusively determine the appropriate adjustments.

     No Award granted under the 2001 Omnibus Plan may be sold, pledged, assigned or transferred other than by will or the laws of descent and distribution, and except in the case of the death or disability of an Optionee or a Participant, Awards shall be exercisable during the lifetime of the Optionee or Participant only by that individual.

     No Awards may be granted under the 2001 Omnibus Plan on or after January 2, 2011, but Awards granted prior to such date may be exercised in accordance with their terms.

     As of March 31, 2001, 1,150,000 options were granted under the 2001 Omnibus Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of common stock beneficially owned as of March 31, 2001, by: (i) those persons or groups known to the Company who beneficially own more than 5% of the Company's Common Stock;
(ii) each director and director nominee; (iii) each executive officer; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), based upon information furnished by persons listed or contained in filings made by them with the SEC. Unless otherwise stated, all stockholders listed below possess sole voting and investment power with respect to their shares.


                                                      AMOUNT AND
                                                      NATURE OF                PERCENT
       NAME OF BENEFICIAL OWNER                    BENEFICIAL OWNER          OF CLASS(1)
       ------------------------                    ----------------          -----------

       Aluminum-Power, Inc.
       87 Scollard Street
       Toronto, Ontario M5R 1G4 (2)                   88,000,000                87.0%

       Boris Birshtein
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019 (2)                 96,795,000 (3)              95.7%

       Alexander M. Gordin
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                      500,000 (4)                 .49%

       Michael J. Solomon
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                           0                       0%

       John R. Loveland
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                           0                       0%

       Kerry Moody
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                           0                       0%

       Walter J. Perchal
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                           0                       0%

       Vijay Sharma
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                           0                       0%

       Donald W. Kirk
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                           0                       0%

       Shmuel Gurfinkel
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                           0                       0%

       Gary Shokin
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                      500,000 (5)                 .49%

       Rafael Ferry
       1285 Avenue of the Americas
       35th Floor
       New York, New York 10019                           0                       0%

       All Executive officers and
       Directors as a Group
       (11 individuals)                               97,795,000                96.6%

-------------------------------------

(1) Based on 101,189,000 shares of Common Stock actually outstanding as of March 31, 2001.

(2) Mr. Birshtein is an indirect owner of Aluminum-Power, Inc. Aluminum-Power, Inc.'s majority shareholder is Eontech Group, Inc., which is directly owned and controlled by Birshtein Holdings, Ltd. Birshtein Holdings, Ltd. is directly controlled by Boris Birshtein.

(3) Includes 4,285,000 shares of common stock owned directly by Mr. Birshtein, 3,910,000 owned by Magnum, warrants to purchase 600,000 shares of common stock owned directly by Mr. Birshtein, and 88,000,000 shares of common stock owned by Aluminum-Power, Inc.

(4) Includes 500,000 options to purchase Common Stock granted to Mr. Gordin by the Omnibus Committee pursuant to the 2001 Omnibus Plan.

(5) Includes 500,000 options to purchase Common Stock granted to Mr. Shokin by the Omnibus Committee pursuant to the 2001 Omnibus Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following discussion describes the transactions entered into between the Company and any director, officer, security holder listed in Item 12.

     In August 2000, Banca foreclosed on property owned by Polen S.R.L. a company doing business in the Republic of Moldova and beneficially owned by Boris Birshtein ("Polen"). The foreclosure was due to Polen's failure to repay an obligation in the principal amount of $500,000 that Banca loaned to Polen. At the time of foreclosure, the building was appraised at $682,000 by PricewaterhouseCoopers, LLP.

     On  April  3,  2000,  the  Company  transferred  $1,349,000   (representing
principal and interest) in payment of an obligation on its books to Magnum Associates, Ltd., a company beneficially owned by Boris Birshtein.

The Loan Transaction

     On June 18, 2000, the Company entered into a loan arrangement with a controlling stockholder, Magnum Associates, Ltd. ("Magnum"), which was owned and controlled by Boris Birshtein, a Director and beneficial owner of a majority of the shares of the Company.

     Magnum loaned the Company $796,000 (the "Loan"), which was needed by the Company to fulfill increased statutory capital requirements imposed upon Banca by the National Bank of Moldova. The capital stock of Banca is owned equally by Maximilia and Sturge. The Company's Board of Directors (the "Board") accepted the Loan by resolution after several failed attempts were made to obtain the money through independent third parties. On June 28, 2000, the Board approved the payment of $74,000 of principal on the Loan, thereby reducing the principal amount owed to $722,000.

     On December 16, 2000, Magnum assigned all of its rights, obligations and liabilities created under the Loan to Starbeam, a corporation effectively owned and controlled by Mr. Birshtein.

     The National Bank of Moldova issued risk-based capital adequacy regulations requiring all banks operating with a "B" license to maintain a minimum capital amount. Pursuant to these regulations, Banca was forced to again increase its capital, this time, in the amount of $1,216,000 on or prior to December 31, 2000. The Board was unsuccessful in its attempts to secure financing through independent third parties to meet these capital requirements. In order to raise the $1,216,000 to meet the increased capital requirements and for Banca to maintain its "B" license, the Board, through resolution, approved the transfer of 100% of the capital stock of Maximilia and 50% of the capital stock of Sturge to Starbeam in exchange for the $1,216,000 in cash plus satisfaction of the Loan in the principal amount of $722,000, being the total consideration of $1,938,000.


Acquisition of Technology from Aluminum-Power, Inc. ("Aluminum-Power")

     On February 16, 2001, the Company closed (the "Closing") a transaction under a technology acquisition agreement (the "Acquisition Agreement") between the Company and Aluminum-Power, Inc. ("Aluminum-Power"), a corporation organized under the laws of the Province of Ontario, Canada. The Acquisition Agreement is incorporated by reference to the Company's Definitive Information Statement filed with the SEC on January 24, 2001.

     At the time of the Closing, Mr. Birshtein was and continues to be the indirect beneficial owner of a majority of the common stock of both the Company and Aluminum-Power.

     Pursuant to the Acquisition Agreement, upon Closing, in consideration of the receipt of the 88,000,000 shares of the Company (the "Acquisition Shares") and Exchanged Assets (as defined below), Aluminum-Power transferred to the Company the following:

     (a) An exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air battery solely for use with consumer portable electronic devices, evidenced by United States Patent and Trademark Office Patent Application Number: 09/522,930, filed on March 10, 2000, titled, "Ecologically Clean Mechanically Rechargeable Air-Metal Current Source," and Canadian Patent Application Number: 2,301,470, filed on December 7, 2000, that will allow for an instantaneous mechanical rechargeable battery requiring no external power source for recharging;

     (b) All rights and title to certain technology relating to metal-air batteries and fuel cells, evidenced by United States Patent and Trademark Office Patent Application Reference No. PNK/M275689/IAROCHENKO, filed on December 19, 2000, and Internal Reference Patent Application #1167 filed with the Canadian Intellectual Property Office on February 7, 2000, and titled, "A Metal-Air Battery Having In-Situ Generatable Electrolyte," suitable for consumer portable electronic devices, including two-way radios, wireless telephones, portable audio and video players, video cameras and personal computers. The objective of this technology is to create a battery with a virtually unlimited shelf life prior to activation; and,

     (c) The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power to be used as part of a full battery assembly which will enable the conversion of cell voltage of virtually any aluminum-metal-air-cathode battery to the voltage required by different consumer portable electronic devices.

     In addition to the Acquisition shares, the Company transferred the following assets ("Exchanged Assets") to Aluminum-Power:

     (a) One hundred percent (100%) of the membership interests of Jolly, (hereinafter referred to as the "Jolly Membership Interest"), which continued to own sixty-five percent (65%) of the issued and outstanding capital stock of JAL. At the time of the Closing, JAL continued to operate and manage the Jolly Alon Hotel;

     (b) One hundred percent (100%) of the issued and outstanding shares of Garnier (hereinafter referred to as the "Garnier Stock"), which continued to own one hundred percent (100%) of the issued and outstanding capital stock of Exim. At the Closing, Exim continued to own the property and casualty insurance business in the Republic of Moldova;

     (c) Fifty percent (50%) of the issued and outstanding shares of Sturge (hereinafter referred to as the "Sturge Stock"), which continued to own fifty percent (50%) of the issued and outstanding capital stock of Banca.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The exhibits listed below are filed as part of this Annual Report.

     ------------------- ------------------------------------------------------
          Exhibit No.                          Document
     ------------------- ------------------------------------------------------

             3(i) Articles of Incorporation (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144)
     ------------------- ------------------------------------------------------

             3(ii)       By-laws   (incorporated   by   reference   from   the
                         Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144)
     ------------------- ------------------------------------------------------

             10(i)       Technology Asset Acquisition  Agreement Dated January
                         11,   2001   by   and   between   the   Company   and
                         Aluminum-Power, Inc. (incorporated by reference from the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)
     ------------------- ------------------------------------------------------

            10(ii)       License  Agreement  Dated  January  11,  2001  by the
                         between   the  Company   and   Aluminum-Power,   Inc.
                         (incorporated   by  reference   from  the  Definitive
                         Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)
     ------------------- ------------------------------------------------------

              21         Subsidiaries of the Registrant
     ------------------- ------------------------------------------------------

              23         Consent of Paritz & Company, P.A.
     ------------------- ------------------------------------------------------


(b) Reports on Form 8-K filed during the fourth quarter period covered by this Report are the following:

     1. Current Report on Form 8-K filed December 12, 2000 announcing the Company's loan transaction and transfer of Banca.

     2. Amended Current Report on Form 8-K/A filed on January 19, 2001 amending the Company's Current Report on Form 8-K filed on December 12, 2000.

     3. Current Report on Form 8-K filed on March 1, 2001 announcing the acquisition of the battery technology.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2001.

TRIMOL GROUP, INC.


By:            /s/ Alexander Gordin
    -------------------------------------------------
Name:   Alexander Gordin
Titles: Chief Executive Officer, President, and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

By:      /s/ Boris Birshtein                                                    Date: April 13, 2001
   -----------------------------------------------------------
Name:   Boris Birshtein
Title:  Chairman of the Board and Director

By:      /s/ Alexander Gordin                                                   Date: April 13, 2001
    ----------------------------------------------------------
Name:   Alexander Gordin
Title:  President, Chief Executive Officer, and Director

By:      /s/ Michael J. Solomon                                                 Date: April 13, 2001
   -----------------------------------------------------------
Name:   Michael J. Solomon
Title:  Director

By:      /s/ John R. Loveland                                                   Date: April 13, 2001
    ----------------------------------------------------------
Name:   John R. Loveland
Title:  Director

By:      /s/ Kerry Moody                                                        Date: April 13, 2001
    ----------------------------------------------------------
Name:   Kerry Moody
Title:  Director

By:      /s/ Walter J. Perchall                                                 Date: April 13, 2001
    ----------------------------------------------------------
Name:   Walter J. Perchal
Title:  Director

By:      /s/ Vijay Sharma                                                       Date: April 13, 2001
    ----------------------------------------------------------
Name:   Vijay Sharma
Title:  Director