Form 10QSB
period 2001-03-31
TRIMOL GROUP INC
filed 2001-05-15
CIK 1011733

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-26971

                  For the quarterly period ended March 31, 2001

                               TRIMOL GROUP, INC.
             (Exact Name of Registrant as it appears in its charter)


                  DELAWARE                            13-3859706
      (State or other Jurisdiction of     (IRS Employer Identification No.)
               Incorporation)

                           1285 Avenue of the Americas
                                   35th Floor
                            New York, New York, 10019
                         (Address of principal offices)

                                 (212) 554-4394
               Registrant's Telephone Number, including area code:

Securities to be registered under Section 12(b) of the Exchange Act:
Securities to be registered under Section 12(g) of the Exchange Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

As of the quarter ending March 31, 2001, there were 100,039,000 issued and outstanding shares of the Registrant's common stock.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS...................................................1

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION.....................................8

                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................12

ITEM 5. OTHER INFORMATION.....................................................12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................12

SIGNATURES....................................................................14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS





INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.



We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


                                        Paritz & Company, P.A.
                                        Hackensack, New Jersey
                                        Date:  May 9, 2001

                               TRIMOL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

---------------------------------------------------------------------------------------------------
                                                                   March 31, 2001 December 31, 2000
                                                                     (Unaudited)     (Audited)
---------------------------------------------------------------------------------------------------
                                                                    (In Thousands of US Dollars)

ASSETS

Cash                                                                       19            107
Accounts receivable                                                       245            136
Net assets from discontinued operations                                    --          3,981
                                                                       ------         ------
TOTAL ASSETS                                                              264          4,224
                                                                       ======         ======

LIABILITIES

Current liabilities:
Accounts payable                                                          473            465
Accrued expenses                                                          570            622
Loan payable - related party                                              154             --
Provision for loss of discontinued operations                              --          3,981
                                                                       ------         ------
TOTAL LIABILITIES                                                       1,197          5,068
                                                                       ------         ------

SHAREHOLDERS' DEFICIENCY:
Preferred Stock:  10,000 shares authorized of US$1.00 par value
  No shares issued and outstanding                                         --             --
Common Stock: 130,000,000 shares authorized of US$0.01 par
  value, 100,039,000 shares issued and outstanding at
  March 31, 2001                                                        1,000            120
Additional paid-in capital                                              5,298          6,178
Accumulated deficit                                                    (7,231)        (7,142)
                                                                       ------         ------
TOTAL SHAREHOLDERS' DEFICIENCY                                           (933)          (844)
                                                                       ------         ------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                            264          4,224
                                                                       ======         ======
===================================================================================================


The accompanying notes are an integral part of the financial statements

                               TRIMOL GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------
                                                        Three Months Ended March 31,

-------------------------------------------------------------------------------------
                                                        (In Thousands of US Dollars,
                                                            except per share data)

REVENUES                                                       785               683
                                                       ===========       ===========

OPERATING EXPENSES
Cost of revenues                                               246               239
Marketing and promotion                                         28                --
Research and development                                        40                --
Other operating expenses                                       560               617
Interest expense, net of interest income                        --                (4)
                                                       -----------       -----------
TOTAL OPERATING EXPENSES                                       874               852
                                                       ===========       ===========

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                            (89)             (169)

Income from discontinued operations, net of taxes               --               207
                                                       -----------       -----------

NET INCOME (LOSS)                                              (89)               38
                                                       ===========       ===========

Net income (loss) per share (basic and diluted)             (.0016)             .003
                                                       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                      54,083,444        12,039,000
                                                       ===========       ===========
=====================================================================================


The accompanying notes are an integral part of the financial statements

                               TRIMOL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                                    Three Months Ended March 31,
                                                             2001         2000
--------------------------------------------------------------------------------
                                                    (In Thousands of US Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                (89)        (169)
Income from discontinued operations                             --          207
                                                            ------       ------
NET INCOME (LOSS)                                              (89)          38

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Stock based compensation                                        --           27

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                           (109)         (44)
Accounts payable                                                 8          (14)
Accrued expenses                                                82          148
Net assets from discontinued operations                         --         (135)
                                                            ------       ------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                          (108)          20
                                                            ======       ======

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loan from related party                             20           --
                                                            ------       ------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       20           --
                                                            ======       ======

INCREASE (DECREASE) IN CASH                                    (88)          20

CASH - BEGINNING OF PERIOD                                     107        1,449
                                                            ------       ------

CASH - END OF PERIOD                                            19        1,469
                                                            ======       ======

Supplemental disclosures of cash flow information:
Interest paid                                                   --           --
                                                            ======       ======
Income taxes paid                                               --           --
                                                            ======       ======
================================================================================


The accompanying notes are an integral part of the financial statements

                               TRIMOL GROUP, INC.

                 Notes to the consolidated financial statements


Note 1 - BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

     The  results  of  operations  for  interim   periods  are  not  necessarily
indicative of the results to be expected for a full fiscal year.

     Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

     The consolidated statements of the Company include the accounts of the Company and its operating subsidiaries and their holding companies.

     Inter-company balances have been eliminated in consolidation.

NOTE 2 - OPERATIONS

The Company owns all of the shares of Intercomsoft Limited, a non resident Irish company. Intercomsoft supplies equipment and auxiliary materials intended for production of computerized documents (passports, drivers' licenses, car licenses and ID cards), and the software that is necessary for the operation of this equipment, and provides it to the Moldovan Ministry of Economics.

     Prior to the transactions referred to in Note 3, the Company owned all of the capital stock of an insurance company, Exim Asint S.A. ("Exim"), a bank, Banca Comerciala pe Actiuni "Export-Import" ("Banca") and 65% of the shares of a hotel, Jolly Alon Limited (the "Hotel").

NOTE 3 - ACQUISITION AND DISCONTINUED OPERATIONS

     In December, 2000 as a result of selling interests in two previously wholly-owned subsidiaries to a company owned and controlled by the principal shareholder of the Company, Trimol effectively sold 75% of the issued and outstanding shares of Banca for $1,216,000 plus the forgiveness of $722,000 of debt. This transaction resulted in a net loss of $1,298,000.

     In December 2000, the Board of Directors of the Company authorized management to enter into a transaction with a company owned and controlled by the principal shareholder of the Company, pursuant to which it would sell or transfer its (i) 100% of the issued and outstanding shares of Exim, (ii) indirect 65% ownership in the Hotel, (iii) remaining 25% indirect ownership of Banca, and (iv) 88,000,000 shares of previously unissued common stock of the Company in exchange for an exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air battery solely for use with consumer portable electronic devices, all rights and title to certain technology relating to metal-air batteries and fuel cells, and the design and know-how to a DC/DC Converter designed and developed by the related company referred to above. This transaction closed on February 16, 2001. The acquisition has been accounted for as a reverse acquisition.

     The operating results of Banca, Exim and the Hotel have been segregated from continuing operations and reported as a separate line item on the Consolidated Statement of Operations for the three months ended March 31, 2001 under the caption "loss from discontinued operations". Accordingly, the Company has restated its prior financial statements to present the operating results of these companies as a discontinued operation.

Note 4 - RISKS AND UNCERTAINTIES

     The following factors relating to the Company and its business should be carefully considered:

     (a) The Moldovan Ministry of Economics ("Ministry") is Intercomsoft's only customer. In November 1999, the Company learned that the Ministry of Economy Affairs and Reform of the Republic of Moldova was soliciting bids to select an audit company to review the contract between Intercomsoft and the Government of the Republic of Moldova ("GRM"), pursuant to which Intercomsoft is granted the right to act as the exclusive supplier of the technology required to produce secure essential documents to GRM. The Company believes that the review will involve the assessment of such contract comparing it with international norms for prices charged for the services performed. No assurances can be given when, if ever, such a review shall begin or the results therefrom. A loss, or a substantial change in the terms of such contract could, however, have a material adverse effect on Intercomsoft and the Company

     Intercomsoft operates in Moldova, a former Republic of the Soviet Union. Accordingly, the current political and economic situation in Moldova, which has historically been unstable, could have a material adverse effect on Intercomsoft. Political uncertainty and instability in Moldova may also play a roll in the future revenue and income of Intercomsoft.

     (b) As a result of the transactions referred to in Note 3, Trimol has exchanged a substantial part of its assets for certain technology. As such, the Company's success will be largely dependent upon the success of the technology acquired. There are no assurances that the United States Patent and Trademark Office will afford such technology patent protection and there can be no assurances that such technology will be marketable and/or profitable. Additionally, the Company believes that in order to support its plan to develop and market this technology, it will be necessary to seek additional capital. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to further develop and market the technology, as well as fund the operation and expansion of the business. Such inability to obtain additional financing when needed would have a negative effect on the business of the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the existing shares of Common Stock.

NOTE 5 - SHAREHOLDERS' EQUITY

     (a) The Company has an employment agreement with its Chairman of the Board ("Chairman") which expires January 1, 2004 and provides for base annual compensation of $120,000 subject to increase to $250,000 in the event that the Company consummates an acquisition of a business with pre-tax profits of $3,000,000 or more in such year. In addition, the Employment Agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 1,000,000 shares of Common Stock per year at an exercise price equal to the closing price of Common Stock on the issue date. As of March 31, 2001, no Incentive Warrants were outstanding.

     b) On February 28, 2000 the Company issued warrants to purchase 1,400,000 shares of its Common Stock ("the Warrants") to three employees. The Warrants may be exercised for a period of five years at an exercise price of $.50 per share.

     During 1999, the Company granted five year warrants to purchase up to 60,000 shares of the Company's Common Stock, 30,000 of which are at an exercise price of $11.50 per share and 30,000 of which are at an exercise price of $.75 per share, to certain members of the firmer Audit Committee of the Company's Board of Directors.

     c) On February 14, 2001, the Company amended its Articles of  Incorporation
to  increase  its  authorized   shares  of  Common  Stock  from  thirty  million
(30,000,000) to one hundred thirty million (130,000,000) shares.

     d) The Board of Directors and the holders of a majority of the Company's Common Stock have authorized the adoption of the 2001 Omnibus Plan in order to attract and retain qualified directors, officers, employees, consultants and advisors (the "eligible persons"). Eligible persons may be granted (a) stock options which may be designated as nonqualified stock options or incentive stock options, (b) stock appreciation rights, (c) restricted stock awards, (d) performance awards, or (e) other forms of stock-based incentive awards.

     The maximum number of shares with respect to which the awards may be granted under the plan shall not exceed 4,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.

     As of March 31, 2001, 1,500,000 options were granted under the 2001 Omnibus Plan.

Note 6 - RELATED PARTY TRANSACTIONS

     See  Note  3  regarding   significant   transactions   with  the  Company's
controlling shareholder.

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

ITEM 2 MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

Cautionary Note on Forward Looking Statements

     This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy into the area of aluminum-air fuel cell technology, changes in costs associated with research and development, as well as general market conditions, competition and pricing. Although the Registrant believes that the assumptions underlying the forward looking statements are reasonable, any assumptions could be inaccurate, and therefore, there can be no assurance that these statements will prove to be accurate. In light of these uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by the Registrant, or anyone affiliated to the Registrant, that the objectives and plans of the Registrant will be achieved.

PLAN OF OPERATION

General

     Intercomsoft is a wholly owned subsidiary of the Company and holds the world-wide rights to a proprietary technology used to produce secure identification documents, such as drivers' licenses and passports. Although Intercomsoft's current operations are based solely in the Republic of Moldova, it is actively seeking to expand its base of operations and offer its unique services to other areas and regions in the European marketplace.

     In the three months ended March 31, 2001, the Company acquired certain rights, as more fully defined below, to a metal-air (aluminum) fuel cell technology for use in portable consumer electronics such as cellular telephones and lap top computers. The Company believes that such fuel cell technology represents a significant advance in power generation and in the period ending March 31, 2001 began extensive research, development and marketing efforts toward the development of such technology including Beta testing of certain product prototypes. In addition to development work, the Company is simultaneously and actively seeking strategic business partners to commercialize the technology.

Asset Acquisition and Discontinued Operations

     Pursuant to the Asset Acquisition Agreement dated January 11, 2001, between the Company and Aluminum-Power, Inc., ("Aluminum-Power") a corporation controlled by the Company's Chairman of the Board of Directors, the Company acquired:

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

     In exchange for the above noted assets, on February 16, 2001, the Company transferred to Aluminum-Power 88,000,000 shares of the Company's common stock together with its interests in three operating subsidiaries, Banca Commerciala pe Actiuni "Export-Import", a corporation organized under the laws of the Republic of Moldova ("Banca"), Exim Asint S.A., a corporation organized under the laws of the Republic of Moldova ("Exim"), and the Jolly LLC, a limited liability company organized under the laws of Wyoming which indirectly owned and operated a Hotel in the Republic of Moldova. (the "Exchanged Assets").

     The Company elected to discontinue operations for the three above noted operating subsidiaries for accounting purposes as of December 31, 2000.

RESULTS OF OPERATIONS

General

     During the three month period ended March 31, 2001, the Company's assets consisted of a metal-air fuel cell technology, as more fully described above, and Intercomsoft, a wholly owned subsidiary which currently operates in and derives its revenues from services performed in the Republic of Moldova. Although Intercomsoft is actively seeking to expand its services to areas outside of the Republic of Moldova, the current (and future) economic situation, and the political uncertainty and instability in the Republic of Moldova could have a material adverse effect on the

Company.

     The Company will rely upon the revenues generated by Intercomsoft, which derives its revenues from being the exclusive supplier of proprietary technology, equipment and consumables required to produce secure essential government documents (e.g. passports, drivers' licenses, etc.), to the Government of the Republic of Moldova pursuant to a Supply Agreement with the Republic of Moldova.

     During the three month period ended March 31, 2001, the Company had revenues of approximately $785,000 as compared to $683,000 for the same period in 2000. During the three month period ended March 31, 2001, Intercomsoft's cost of revenues was approximately $246,000 or 31% as compared to approximately $239,000 or 35% for the same period in 2000. This resulted in gross profits for Intercomsoft of approximately $539,000 and $444,000 for the three month period ended March 31, 2001 and 2000 respectively.

     Operating expenses for the three month period ended March 31, 2001 was approximately $560,000 as compared to approximately $617,000 for the same period in 2000. The Company had no interest income or expense for the three month period ended March 31, 2001 as compared to interest income of $4,000 for the same period in 2000.

     During the three month period ended March 31, 2001, the Company began its research and development program of the metal-air full cell technology acquired in such period. Research and development costs for such period were $40,000 and the marketing costs related to such technology were $28,000 for the period. There were no comparative costs for the three month period ended March 31, 2000.

     The sale of Banca, Exim and the Hotel have been accounted for as discontinued operations and, accordingly, their operations are segregated in the statement of operations included elsewhere in the Quarterly Report. There were no revenues or expenses from the discontinued operations in the three month period March 31, 2001.

     The Company had a net loss from operations of approximately $89,000 for the three month period ended March 31, 2001 as compared to a net loss of approximately $169,000 for the same period in 2000.

     The Company currently derives all of its revenues and income pursuant to Intercomsoft's Supply Contract. The Company does not anticipate revenues from its aluminum-air fuel cell technology until the fiscal year ending December 31, 2002. If for any reason (or for no reason) the Supply Contract were terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as the Company.

     The Company believes that the economic slowdown in the Republic of Moldova resulted in less disposable income to the Moldovan population and had an adverse impact on the revenues and income of Intercomsoft and, therefore, of the Company. Such slowdown may continue to have such adverse impact. In addition, the Moldovan Leu, the currency of the Republic of Moldova, has undergone significant devaluation, which has also had a significant and adverse impact on the revenue and income of the Company. Additional devaluation of the currency may continue to have an adverse impact on Intercomsoft and, therefore, on the Company.

Liquidity & Capital Resources

     The Company believes that following its disposition of Banca, Exim and the Hotel, which were discontinued for accounting purposes as of December 31, 2000, its existing source of liquidity and its current revenues and cash flow, will be adequate to sustain its current operations and to satisfy its current working capital and capital expenditure requirements for the next twelve (12) months.

     As a result of the disposition of the subsidiaries, the Company will no longer derive revenues or incur expenses from the operations of Banca, Exim and the Hotel.

     Although no assurances can be made, the Company believes that its expenses will increase during the fiscal year ending December 31, 2001, due to its plans to continue to develop, market, and produce the metal-air fuel cell technology. The Company further believes that such technology will begin generating revenues during the fiscal year ending December 31, 2002.

                                     PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     All information required by this Item is incorporated by reference to the Registrant's Definitive Information Statement filed with the Securities Exchange Commission on January 25, 2001.

ITEM 5. OTHER INFORMATION

     On April 3, 2001, Aluminum Power, Inc., a company organized under the laws of Ontario, Canada ("Aluminum-Power"), assigned to the Registrant all of its rights and obligations created under a Cooperation Agreement ("Agreement") between Aluminum-Power and SAGEM SA, a company organized under the laws of France ("Sagem").

     Pursuant to the terms of the assigned Agreement the Registrant and Sagem have agreed to develop a fuel cell that will be incorporated into a battery pack, which would constitute a power source for Sagem's cellular phones. The Agreement is non-exclusive and allows either party to work with others in the area of fuel cell or battery technology.

     In the event that the efforts of the Registrant are successful in developing an aluminum-air fuel cell as a power source for Sagem's applications, the Parties are free to negotiate any further agreement concerning the purchase or licensing of the rights by Sagem from the Registrant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The exhibits listed below are filed as part of this Quarterly Report.

--------------------------------------------------------------------------------
       Exhibit No.                               Document
--------------------------------------------------------------------------------
          3(i) Articles of Incorporation (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144)
--------------------------------------------------------------------------------
          3(ii) By-laws (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144)
--------------------------------------------------------------------------------
          10(i) Technology Asset Acquisition Agreement Dated January 11, 2001 by and between the Company and Aluminum-Power, Inc. (incorporated by reference from the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         10(ii)     License  Agreement Dated January 11, 2001 by the between the
                    Company and Aluminum-Power,  Inc. (incorporated by reference from the  Definitive  Information  Statement  filed with the
                    Securities and Exchange Commission under File No. 000-28144)
--------------------------------------------------------------------------------
         10(iii)    Assignment  Agreement dated April 3, 2001 by and between the
                    Company and Aluminum Power, Inc.
--------------------------------------------------------------------------------
         10(iv)     Cooperation  Agreement dated December 8, 2000 by and between
                    Aluminum  Power,  Inc.  and Sagem SA,  which was assigned by
                    Aluminum  Power,   Inc.  to  the  Company  pursuant  to  the
                    Assignment Agreement dated April 3, 2001.
--------------------------------------------------------------------------------
         10(v)      Letter  of  Consent  to the  Assignment  of the  Cooperation
                    Agreement dated March 22, 2001 whereby Sagem SA consented to the  assignment of the  Cooperation  Agreement from Aluminum
                    Power, Inc. to the Company.
--------------------------------------------------------------------------------
         15         Letter on Unaudited Interim Financial Information
--------------------------------------------------------------------------------
         22         Definitive  Information  Statement  Dated  January  25, 2001
                    (incorporated  by reference from the Definitive  Information
                    Statement filed with the Securities and Exchange  Commission under File No. 000-28144)
--------------------------------------------------------------------------------

     (b) Reports on Form 8-K filed during the quarter ending March 31, 2001 covered by this report are the following:

          1. Amended Current Report on Form 8-K/A filed on January 19, 2001 amending the Company's Current Report on Form 8-K filed on December 12, 2000.

          2. Current Report on Form 8-K filed on March 1, 2001 announcing the acquisition of the battery technology.

          3. Amended Current Report on Form 8-K/A filed on May 1, 2001 amending the Company's Current Report on Form 8-K filed on March 1, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May, 2001.


                                        TRIMOL GROUP, INC.


                                        By:  /s/  Alexander Gordin
                                             ---------------------------------
                                        Name:   Alexander Gordin
                                        Titles: Chief Executive Officer,
                                                President, and Director