Form 10QSB
period 2001-06-30
TRIMOL GROUP INC
filed 2001-08-17
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-26971

            For the quarter and six month period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of the six month period ending June 30, 2001, there were 100,039,000 issued and outstanding shares of the Company's common stock.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................1

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION.............................................2

                           PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

ITEM 5.  OTHER INFORMATION....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................6

SIGNATURES....................................................................8

                                     PART I

ITEM 1. FINANCIAL STATEMENTS





                               TRIMOL GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001

TRIMOL GROUP, INC

CONTENTS                                                           Page Numbers

Independent Accountants' Review Report                                  F-1

Consolidated Balance Sheet                                              F-2

Consolidated Statement of Operations                                    F-3

Consolidated Statement of Cash Flows                                    F-4

Notes to the Consolidated Financial Statements                          F-5

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.


We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of June 30, 2001 and the related consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

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


                                            PARITZ & COMPANY, P.A.
                                            Hackensack, New Jersey
                                            Date: August 9, 2001

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------
                                                                      June 30, 2001   December 31, 2000
                                                                       (Unaudited)        (Audited)
-------------------------------------------------------------------------------------------------------
                                                                         (In Thousands of US Dollars)
ASSETS:

Cash                                                                              2            107
Accounts receivable                                                             358            136
Net assets from discontinued operations                                          --          3,981
                                                                         ----------     ----------

TOTAL ASSETS                                                                    360          4,224
                                                                         ==========     ==========


LIABILITIES:

Current liabilities:
Accounts payable                                                                492            465
Accrued expenses                                                                710            622
Loan payable - related party                                                    204             --
Provision for loss of discontinued operations                                    --          3,981
                                                                         ----------     ----------

TOTAL LIABILITIES                                                             1,406          5,068
                                                                         ----------     ----------


SHAREHOLDERS' DEFICIENCY:

Preferred Stock:  10,000 shares authorized of US$1.00 par value
     No shares issued and outstanding                                            --             --
Common Stock:  Par value $0.01. Authorized: 130,000,000 shares;
issued and outstanding--100,039,000 shares at June 30, 2001 and
12,039,000 shares at December 31, 2000                                        1,000            120
Additional paid-in capital                                                    5,298          6,178
Accumulated deficit                                                          (7,344)        (7,142)
                                                                         ----------     ----------

TOTAL SHAREHOLDERS' DEFICIENCY                                               (1,046)          (844)
                                                                         ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                  360          4,224
                                                                         ==========     ==========

-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------
                                                                 SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                        JUNE 30, 2001       JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                           (In Thousands of US Dollars, except share and per share data)
REVENUES                                                      1,613             1,380               828               697
                                                         ----------------------------------------------------------------

OPERATING EXPENSES
  Cost of revenues                                              510               472               264               233
  Marketing and promotion                                        63                --                35                --
  Research and development                                      295                --               255                --
  Other operating expenses                                      947             1,206               387               589
  Interest expense, net of interest income                       --                16                --                20
                                                         ----------------------------------------------------------------

TOTAL OPERATING EXPENSES                                      1,815             1,694               941               842
                                                         ----------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                            (202)             (314)             (113)             (145)

Income from discontinued operations, net of taxes                --               447                --               240
                                                         ----------------------------------------------------------------

NET INCOME                                                     (202)              133              (113)               95
                                                         ----------------------------------------------------------------

Net income per share (basic and diluted)                       .003              0.01              .001             0.008

                                                         ----------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                       77,188,171        12,039,000       100,039,000        12,039,000

---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

--------------------------------------------------------------------------------------------
                                                                  Six Months Ended June 30,
                                                                    2001             2000
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
                                                                (In Thousands of US Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                     (202)            (314)
Income from discontinued operations                                   --              447
                                                               ---------        ---------
NET INCOME (LOSS)                                                   (202)             133

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH USED IN OPERATING ACTIVITIES:

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                                 (222)            (116)
Accounts payable                                                      27               (9)
Accrued expenses                                                      88              102
Net assets from discontinued operations                               --              (96)
                                                               ---------        ---------

NET CASH USED IN OPERATING ACTIVITIES                               (309)            (252)
                                                               ---------        ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of loan to related party                                    --           (1,162)
Proceeds of loan from related party                                  204               --
                                                               ---------        ---------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                                 204           (1,162)
                                                               ---------        ---------

DECREASE IN CASH                                                    (105)          (1,414)

CASH - BEGINNING OF PERIOD                                           107            1,449
                                                               ---------        ---------

CASH - END OF PERIOD                                                   2               35
                                                               ---------        ---------

Supplemental disclosures of cash flow information:
Interest paid                                                         --              207
                                                               ---------        ---------
Income taxes paid                                                     --               --
                                                               ---------        ---------

--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

                               TRIMOL GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         NOTE 1 - BASIS OF PRESENTATION


     The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company" or "Trimol") as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

NOTE 2 - OPERATIONS

     In connection with the acquisition referred to in Note 3, the Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air battery solely for use with consumer portable electronic devices, all rights and title to certain technology relating to metal-air batteries and fuel cells, and the design and know-how to a DC/DC Converter designed and developed by a related company.

     The Company owns all of the shares of Intercomsoft a non resident Irish company, which supplies equipment and auxiliary materials intended for production of computerized documents (passports, drivers' licenses, car licenses and ID cards), and the software that is necessary for the operation of this equipment, and provides it to the Moldovan Ministry of Economics.

     Prior to the transactions referred to in Note 3, the Company owned all of the capital stock of an insurance company, Exim Asint S.A. (the "Insurance Company"), a bank, Banca Comerciala Pe Actiuni "Export-Import" (the "Bank") and 65% of the shares of a hotel, Jolly Alon Limited (the "Hotel").

NOTE 3 - ACQUISITION AND DISCONTINUED OPERATIONS

     In December, 2000 as a result of selling interests in two previously wholly-owned subsidiaries to a company owned and controlled by the principal shareholder of the Company, Trimol effectively sold 75% of the issued and outstanding shares of the Bank for $1,216,000 plus the forgiveness of $722,000 of debt. This transaction resulted in a net loss of $1,298,000.

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

     The operating results of the Bank, the Insurance Company and the Hotel have been segregated from continuing operations and reported as a separate line item on the Consolidated Statement of Operations for the six and three months ended June 30, 2001 under the caption "loss from discontinued operations". Accordingly, the Company has restated its prior financial statements to present the operating results of these companies as a discontinued operation.

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

NOTE 5 - SHAREHOLDERS' EQUITY

     (a) The Company has an employment agreement with its Chairman of the Board ("Chairman") which expires January 1, 2004 and provides for base annual compensation of $250,000. In addition, the Employment Agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Chairman will receive incentive warrants

("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 1,000,000 shares of Common Stock per year at an exercise price equal to the closing price of Common Stock on the issue date. As of June 30, 2001, no Incentive Warrants were outstanding.

     (b) On February 28, 2000 the Company issued warrants to purchase 1,400,000 shares of its Common Stock ("the Warrants") to three employees. The Warrants may be exercised for a period of five years at an exercise price of $.50 per share.

     During 1999, the Company granted five year warrants to purchase up to 60,000 shares of the Company's Common Stock, 30,000 of which are at an exercise price of $11.50 per share and 30,000 of which are at an exercise price of $.75 per share, to certain members of the former Audit Committee of the Company's Board of Directors.

     (c) On February 14, 2001, the Company amended its Articles of Incorporation
to  increase  its  authorized   shares  of  Common  Stock  from  thirty  million
(30,000,000) to one hundred thirty million (130,000,000) shares.

     (d) The Board of Directors and the holders of a majority of the Company's Common Stock have authorized the adoption of the Amended 2001 Omnibus Plan in order to attract and retain qualified directors, officers, employees, consultants and advisors (the "eligible persons"). Eligible persons may be granted (a) stock options which may be designated as nonqualified stock options or incentive stock options, (b) stock appreciation rights, (c) restricted stock awards, (d) performance awards, or (e) other forms of stock-based incentive awards.

     The maximum number of shares with respect to which the awards may be granted under the plan shall not exceed 10,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.

     As of June 30, 2001, 1,500,000 options were granted under the 2001 Omnibus Plan.

NOTE 6 - RELATED PARTY TRANSACTIONS

     See  Note  3  regarding   significant   transactions   with  the  Company's
controlling shareholder.

     In connection with the acquisition referred to in Note 3, the Company has agreed to reimburse its majority stockholder for its portion of expenses incurred relating to the research and development of the technology owned by the Company. The Company has recorded expenses of $190,000 for the six months ended June 30, 2001 payable to the majority stockholder which is included in loan payable - related party on the accompanying consolidated balance sheet at June 30, 2001.

     The Company has agreed to pay $5,000 per month to a Company owned and controlled by a member of the Company's Board of Directors for consulting services relating to government relations services and strategic political advice.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

PLAN OF OPERATION

General

     In the beginning of the year, the Company acquired certain rights, as more fully defined below, to a metal-air (aluminum) fuel cell technology for use in portable consumer electronics such as cellular telephones and lap top computers. The Company believes that such fuel cell technology represents a significant advance in power generation and has begun extensive research, development and marketing efforts toward the development of such technology. In addition to the development work, the Company is simultaneously and actively seeking strategic business partners to commercialize the technology.

     On June 1, 2001, the Company, in a joint effort with Aluminum-Power, Inc., ("Aluminum-Power") a corporation controlled by the Company's Chairman of the Board of Directors, opened an International Research and Development Center in Toronto, Ontario, Canada (the "R&D Center"). The R&D Center is located in a 6,000 square foot facility that Aluminum-Power leased on March 31, 2001, for a five year term. The Company has agreed to reimburse Aluminum-Power a percentage of its costs (as such costs relate to work specifically performed for and on behalf of the Company.) The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff.

     In addition to the fuel cell technology, Intercomsoft, Ltd. ("Intercomsoft") is a wholly owned subsidiary of the Company and holds the world-wide rights to a proprietary technology used to produce secure identification documents, such as drivers' licenses and passports. Although Intercomsoft's current operations are based solely in the Republic of Moldova, it is actively seeking to expand its base of operations and offer its unique services to other areas and regions in the European marketplace.

Asset Acquisition and Discontinued Operations

     Pursuant to the Asset Acquisition Agreement dated January 11, 2001, between the Company and Aluminum-Power, the Company acquired:

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

RESULTS OF OPERATIONS

General

     During the quarter and six month period ended June 30, 2001, the Company's assets consisted of a metal-air (aluminum) fuel cell technology, as more fully described above, and Intercomsoft, a wholly owned subsidiary which currently operates in and derives its revenues from services performed for the Government of the Republic of Moldova pursuant to a Supply Agreement with such Government. Although Intercomsoft is actively seeking to expand its services to areas outside of the Republic of Moldova, the uncertain economy and political instability in the Republic of Moldova could have a material adverse effect on the Company.

Comparison of Three Months Ending June 30, 2001 to Three Months Ending June 30, 2000

     During the three months ending June 30, 2001, the Company had revenues of approximately $828,000 as compared to $697,000 for the same period in 2000. During the three months ending June 30, 2001, Intercomsoft's costs associated with generating revenues was approximately $264,000 or 32% as compared to approximately $233,000 or 33% for the same period in 2000. This resulted in gross profit for Intercomsoft of approximately $564,000 and $464,000 for the three months ending June 30, 2001 and 2000 respectively.

     Operating expenses for the three months ending June 30, 2001, was approximately $387,000 as compared to approximately $589,000 for the same period in 2000. The Company had no interest income or expense for the three months ending June 30, 2001 as compared to interest expense of $20,000 for the same period in 2000.

     Beginning in the first quarter of 2001, the Company began its research and development program of the metal-air (aluminum) fuel cell technology acquired in such period. Research and development costs for the three months ending June 30, 2001 were $255,000 and the marketing costs related to such technology was $35,000 for the period. There were no comparative costs for the same period ending June 30, 2000.

     The sale of Banca, Exim and the Hotel have been accounted for as discontinued operations and, accordingly, their operations are segregated in the statement of operations included elsewhere in the Quarterly Report. There were no revenues or expenses from the discontinued operations in the three month period ending June 30, 2001.

     The Company had a net loss from operations of approximately $113,000 for the three months ending June 30, 2001 as compared to a net loss of approximately $145,000 for the same period in 2000.

Comparison of Six Months Ending June 30, 2001 to Six Months Ending June 30, 2000

     During the six months ending June 30, 2001, the Company had revenues of approximately $1,613,000 as compared to $1,380,000 for the same period in 2000. During the six months ending June 30, 2001, Intercomsoft's costs associated with generating revenues was approximately $510,000 or 32% as compared to approximately $472,000 or 34% for the same period in 2000. This resulted in gross profit for Intercomsoft of approximately $1,103,000 and $908,000 for the six months ending June 30, 2001 and 2000 respectively.

     Operating expenses for the six months ending June 30, 2001, was approximately $947,000 as compared to approximately $1,206,000 for the same period in 2000. The Company had no interest income or expense for the six months ending June 30, 2001 as compared to interest expense of $16,000 for the same period in 2000.

     Beginning in the first quarter of 2001, the Company began its research and development program of the metal-air (aluminum) fuel cell technology acquired in such period. Research and development costs for the six months ending June 30, 2001 were $295,000 and the marketing costs related to such technology was $63,000 for the period. There were no comparative costs for the same period ending June 30, 2000.

     The sale of Banca, Exim and the Hotel have been accounted for as discontinued operations and, accordingly, their operations are segregated in the statement of operations included elsewhere in the Quarterly Report. There were no revenues or expenses from the discontinued operations in the six months ending June 30, 2001.

     The Company had a net loss from operations of approximately $202,000 for the six months ending June 30, 2001 as compared to a net loss of approximately $314,000 for the same period in 2000.

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

Liquidity & Capital Resources

     The Company's recent joint venture with Aluminum-Power to operate the R&D Center, has added additional costs associated with running such facility. Although no assurances can be made, the Company believes that its expenses will increase during the fiscal year ending December 31, 2001, due to its plans to continue to develop, market, and produce the aluminum-air fuel cell technology.

     While the Company believes it has adequate capital to fund current operations for fiscal year 2001, it believes that it may need to obtain additional working capital for future periods in order to carry its costs associated with the Company's plans concerning the technology.

     The Company may seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risk and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy into the area of aluminum-air fuel cell technology, changes in costs associated with research and development, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any assumptions could be inaccurate, and therefore, there can be no assurance that these statements will prove to be accurate. In light of these uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company, or anyone affiliated to the Company, that the objectives and plans of the Company will be achieved.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     All information required by this Item is incorporated by reference to the Company's Definitive Information Statements filed with the Securities Exchange Commission on January 25, 2001, and July 19, 2001.

ITEM 5. OTHER INFORMATION

     Beginning February 1, 2001, the Company agreed to pay Partners Group I, Inc. ("Partners") a monthly consulting fee of $5,000 (on a month to month basis), together with reasonable and customary expenses, in connection with Partners providing the Company with certain government relations services and strategic political advice pertaining to federal and state governments and their respective agencies. Partners is effectively owned and controlled by Mr. Kerry Moody, who has served as a Director of the Company since February 2001.

     On April 3, 2001 the Company completed the assignment of a Cooperation Agreement (from Aluminum Power, Inc.) with SAGEM SA, a European manufacturer of sophisticated electronic systems and equipment, to jointly develop an aluminum-air fuel cell application for SAGEM portable electronics focusing on commercial as well as military applications. The agreement is non-exclusive and allows either party to work with others in the area of fuel cell or battery technology.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The exhibits listed below are filed as part of this Quarterly Report.

            ----------------------------------------------------------
            Exhibit No.                     Document
            ----------------------------------------------------------
               3(i) Articles of Incorporation (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144)
            ----------------------------------------------------------

            ----------------------------------------------------------
               3(ii) By-laws (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144)
            ----------------------------------------------------------
               10(i) Technology Asset Acquisition Agreement Dated January 11, 2001 by and between the Company and Aluminum-Power, Inc. (incorporated by reference from the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)
            ----------------------------------------------------------
               10(ii) License Agreement Dated January 11, 2001 by the between the Company and Aluminum-Power, Inc. (incorporated by reference from the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)
            ----------------------------------------------------------
               10(iii) Assignment Agreement dated April 3, 2001 by and between the Company and Aluminum Power, Inc.
            ----------------------------------------------------------
               10(iv) Cooperation Agreement dated December 8, 2000 by and between Aluminum Power, Inc. and Sagem SA, which was assigned by Aluminum Power, Inc. to the Company pursuant to the Assignment Agreement dated April 3, 2001.
            ----------------------------------------------------------
               10(v) Letter of Consent to the Assignment of the Cooperation Agreement dated March 22, 2001 whereby Sagem SA consented to the assignment of the Cooperation Agreement from Aluminum Power, Inc. to the Company.
            ----------------------------------------------------------
               15             Letter on  Unaudited  Interim  Financial
                              Information
            ----------------------------------------------------------
               22(i) Definitive Information Statement Dated January 25, 2001 (incorporated by reference from the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)
            ----------------------------------------------------------
               22(ii) Definitive Information Statement Dated July 19, 2001 (incorporated by reference from the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)
            ----------------------------------------------------------

     (b) There were no Reports on Form 8-K filed during the quarter ending June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of August, 2001.


                              TRIMOL GROUP, INC.


                              By:  /s/ Alexander Gordin
                                 ----------------------------------
                              Name:   Alexander Gordin
                              Titles: Chief Executive Officer, President, and
                                      Director