Form 10QSB
period 2001-09-30
TRIMOL GROUP INC
filed 2001-11-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-26971

         For the quarter and nine month period ended September 30, 2001

                               TRIMOL GROUP, INC.
             (Exact Name of Registrant as it appears in its charter)


                   DELAWARE                          13-3859706
         (State or other Jurisdiction of           (IRS Employer
                 Incorporation)                  Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of the nine month period ending September 30, 2001, there were 100,239,000 issued and outstanding shares of the Company's common stock.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................1

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION....................................2

                           PART II: OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

ITEM 5.  OTHER INFORMATION.....................................................6

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES.....................................................................8

                                     PART I

ITEM 1. FINANCIAL STATEMENTS








                               TRIMOL GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001

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

Notes to the Consolidated Financial Statements                     F-5 to F-7

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.


We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of September 30, 2001 and the related consolidated statements of operations and cash flows for the nine and three month periods ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management.

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


                                            PARITZ & COMPANY, P.A.
                                            Hackensack, New Jersey
                                            Date:  November 12, 2001

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------------------------
                                                                      September 30, 2001   December 31, 2000
                                                                          (Unaudited)          (Audited)
------------------------------------------------------------------------------------------------------------
                                                                            (In Thousands of US Dollars)
ASSETS:

Cash                                                                             47                 107
Accounts receivable                                                             339                 136
Net assets from discontinued operations                                          --               3,981
                                                                             ------              ------

TOTAL ASSETS                                                                    386               4,224
                                                                             ======              ======


LIABILITIES:

Current liabilities:
Accounts payable                                                                498                 465
Accrued expenses                                                                706                 622
Loan payable - related party                                                    254                  --
Provision for loss of discontinued operations                                    --               3,981
                                                                             ------              ------

TOTAL LIABILITIES                                                             1,458               5,068
                                                                             ------              ------


SHAREHOLDERS' DEFICIENCY:

Preferred Stock:  10,000 shares authorized of US$1.00 par value
     No shares issued and outstanding                                            --                  --
Common Stock: Par value $0.01. Authorized: 130,000,000 shares;
issued and outstanding--100,039,000 shares at September 30, 2001
and 12,039,000 shares at December 31, 2000                                    1,000                 120
Additional paid-in capital                                                    5,298               6,178
Accumulated deficit                                                          (7,370)             (7,142)
                                                                             ------              ------

TOTAL SHAREHOLDERS' DEFICIENCY                                               (1,072)               (844)
                                                                             ------              ------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                  386               4,224
                                                                             ======              ======

============================================================================================================

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                        NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                                   September 30,   September 30,       September 30,   September 30,
                                                                        2001           2000                2001            2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     (In Thousands of US Dollars, except share and per share data)

REVENUES                                                                2,719             2,165             1,106               785
                                                                   ================================================================

OPERATING EXPENSES
  Cost of revenues                                                        846               733               336               261
  Marketing and promotion                                                  80                --                17                --
  Research and development                                                429                --               134                --
  Other operating expenses                                              1,592             1,806               645               600
  Interest expense, net of interest income                                 --                16                --                --
                                                                   ----------------------------------------------------------------

TOTAL OPERATING EXPENSES                                                2,947             2,555             1,132               861
                                                                   ================================================================

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                                      (228)             (390)              (26)              (76)

Income from discontinued operations, net of taxes                          --               503                --                56
                                                                   ----------------------------------------------------------------

NET INCOME (LOSS)                                                        (228)              113               (26)              (20)
                                                                   ================================================================

Net income (loss) per share (basic and diluted)                         (.003)             0.01            (.0003)           (0.008)

                                                                   ----------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                                 84,833,118        12,039,000       100,039,000        12,039,000
====================================================================================================================================

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

-----------------------------------------------------------------------------------------------
                                                                Nine Months Ended September 30,
                                                                      2001            2000
-----------------------------------------------------------------------------------------------
                                                                 (In Thousands of US Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations                                       (228)            (390)
Income from discontinued operations                                     --              503
                                                                    ------           ------
NET INCOME (LOSS)                                                     (228)             113

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH USED IN OPERATING ACTIVITIES:


CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                                   (203)             103
Accounts payable                                                        33               27
Accrued expenses                                                        84               58
Net assets from discontinued operations                                 --             (520)
                                                                    ------           ------

NET CASH USED IN OPERATING ACTIVITIES                                 (314)            (219)
                                                                    ======           ======

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of loan to related party                                      --           (1,162)
Proceeds of loan from related party                                    254               --
                                                                    ------           ------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                                   254           (1,162)
                                                                    ======           ======

DECREASE IN CASH                                                       (60)          (1,381)

CASH - BEGINNING OF PERIOD                                             107            1,449
                                                                    ------           ------

CASH - END OF PERIOD                                                    47               68
                                                                    ======           ======

Supplemental disclosures of cash flow information:
Interest paid                                                           --              207
                                                                    ======           ======
Income taxes paid                                                       --               --
                                                                    ======           ======

===============================================================================================

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company" or "Trimol") as of September 30, 2001 and for the nine and three month periods ended September 30, 2001 and 2000 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

The Company owns all of the shares of Intercomsoft a non-resident Irish company, which supplies equipment and auxiliary materials intended for production of computerized documents (passports, drivers' licenses, car licenses and ID cards), and the software that is necessary for the operation of this equipment, and provides it to the Moldovan Ministry of Economics.

Prior to the transactions referred to in Note 3, the Company owned all of the capital stock of an insurance company, Exim Asint S.A. (the "Insurance Company"), a bank, Banca Comerciala Pe Actiuni "Export-Import" (the "Bank") and 65% of the shares of a hotel, Jolly Alon Limited (the "Hotel").

NOTE 3 - ACQUISITION AND DISCONTINUED OPERATIONS

In December 2000 as a result of selling interests in two previously wholly-owned subsidiaries to a company owned and controlled by the principal shareholder of the Company, Trimol effectively sold 75% of the issued and outstanding shares of the Bank for $1,216,000 plus the forgiveness of $722,000 of debt. This transaction resulted in a net loss of $1,298,000.

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

The operating results of the Bank, the Insurance Company and the Hotel have been segregated from continuing operations and reported as a separate line item on the Consolidated Statement of Operations for the nine and three months ended September 30, 2001 under the caption "loss from discontinued operations". Accordingly, the Company has restated its prior financial statements to present the operating results of these companies as a discontinued operation.

NOTE 4 - RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft operates in Moldova, a former Republic of the Soviet Union and the Moldovan Ministry of Economics ("Ministry") is Intercomsoft's only customer. The current political and economic situation in Moldova, which has historically been unstable, could have a material adverse effect on Intercomsoft.

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

NOTE 5 - SHAREHOLDERS' EQUITY

(a) The Company has an employment agreement with its Chairman of the Board ("Chairman") which expires January 1, 2004 and provides for base annual compensation of $250,000. In addition, the Employment Agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock (the "Common Stock") up to a maximum of 1,000,000 shares of Common Stock per year at an exercise price equal to the closing price of Common Stock on the issue date. As of September 30, 2001, no Incentive Warrants were outstanding.

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

     As of September 30, 2001, 5,770,000 options were granted under the 2001 Omnibus Plan.

NOTE 6 - RELATED PARTY TRANSACTIONS

See Note 3 regarding significant transactions with the Company's controlling shareholder.

In connection with the acquisition referred to in Note 3, the Company has entered into an agreement with its majority stockholder to reimburse the stockholder for Trimol's portion of expenses incurred relating to the research and development of the technology owned by the Company. The Company has recorded expenses of $295,000 for the nine months ended September 30, 2001 payable to the majority stockholder which is included in loan payable - related party on the accompanying consolidated balance sheet at September 30, 2001.

Beginning in February 2001, the Company agreed to pay $5,000 per month to a Company owned and controlled by a member of the Company's Board of Directors for consulting services relating to government relations services and strategic political advice. This agreement was terminated on October 31, 2001.

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

     On June 1, 2001, the Company, in a joint effort with Aluminum-Power, Inc., ("Aluminum-Power") a corporation controlled by the Company's Chairman of the Board of Directors, opened an International Research and Development Center in Toronto, Ontario, Canada (the "R&D Center"). The R&D Center is located in a 6,000 square foot facility that Aluminum-Power leased on March 31, 2001, for a five-year term. Pursuant to a Research & Development Agreement between Aluminum-Power and us, dated July 1, 2001, we have agreed to reimburse Aluminum-Power, a percentage of its costs (as such costs relate to work specifically performed for and on behalf of us). The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff.

     The Research & Development Agreement provides us with unlimited use of the R&D Center, unlimited use of all equipment and unlimited use of all employees located at the R&D Center, for a period of five years, provided that we pay, proportionately, all costs and expenses associated with the use of the R&D Center. Under the Research & Development Agreement, for a period of five years, we are not obligated to pay any amount owed to Aluminum-Power, with the exception of a monthly fee equal to three percent (3%) of Aluminum-Power's fixed monthly expenses associated with the R&D Center. The accrued balance of the total amount owed to Aluminum-Power shall be payable on the fifth anniversary of the Research & Development Agreement, and shall bear interest at a rate of two percent (2%) per annum.

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

RESULTS OF OPERATIONS

General

     During the quarter ended September 30, 2001, the Company's assets consisted of a metal-air (aluminum) fuel cell technology, as more fully described above, and Intercomsoft, a wholly owned subsidiary which currently operates in and derives its revenues from services performed for the Government of the Republic of Moldova pursuant to a Supply Agreement with such Government. Although Intercomsoft is actively seeking to expand its services to areas outside of the Republic of Moldova, the uncertain economy and political instability in the Republic of Moldova could have a material adverse effect on the Company.

Comparison of Three Months Ending September 30, 2001 to Three Months Ending September 30, 2000

     During the three months ending September 30, 2001, the Company had revenues of approximately $1,106,000 as compared to $785,000 for the same period in 2000. During the three months ending September 30, 2001, Intercomsoft's costs associated with generating revenues was approximately $336,000 or 30% as compared to approximately $261,000 or 33% for the same period in 2000. This resulted in gross profit for Intercomsoft of approximately $770,000 and $524,000 for the three months ending September 30, 2001 and 2000 respectively.

     Operating expenses for the three months ending September 30, 2001, was approximately $645,000 as compared to approximately $600,000 for the same period in 2000. The Company had no interest income or expense for the three months ending September 30, 2001 and 2000.

     Beginning in the first quarter of 2001, the Company began its research and development program of the metal-air (aluminum) fuel cell technology acquired in such period. Research and development costs for the three months ending September 30, 2001 were $134,000 and the marketing costs related to such technology was $17,000 for the period. There were no comparative costs for the same period ending September 30, 2000.

     The sale of Banca, Exim and the Hotel have been accounted for as discontinued operations and, accordingly, their operations are segregated in the statement of operations included elsewhere in the Quarterly Report. There were no revenues or expenses from the discontinued operations in the three month period ending September 30, 2001.

     The Company had a net loss from operations of approximately $26,000 for the
three  months  ending   September  30,  2001  as  compared  to  a  net  loss  of
approximately $20,000 for the same period in 2000.

Comparison of Nine Months Ending September 30, 2001 to Nine Months Ending September 30, 2000

     During the nine months ending September 30, 2001, the Company had revenues of approximately $2,719,000 as compared to $2,165,000 for the same period in 2000. During the nine months ending September 30, 2001, Intercomsoft's costs associated with generating revenues was approximately $846,000 or 31% as compared to approximately $733,000 or 34% for the same period in 2000. This resulted in gross profit for Intercomsoft of approximately $1,873,000 and $1,432,000 for the nine months ending September 30, 2001 and 2000 respectively.

     Operating expenses for the nine months ending September 30, 2001, was approximately $1,529,000 as compared to approximately $1,806,000 for the same period in 2000. The Company had no interest income or expense for the nine months ending September 30, 2001 as compared to interest expense of $16,000 for the same period in 2000.

     Beginning in the first quarter of 2001, the Company began its research and development program of the metal-air (aluminum) fuel cell technology acquired in such period. Research and development costs for the nine months ending September 30, 2001 were $429,000 and the marketing costs related to such technology was $80,000 for the period. There were no comparative costs for the same period ending September 30, 2000.

     The sale of Banca, Exim and the Hotel have been accounted for as discontinued operations and, accordingly, their operations are segregated in the statement of operations included elsewhere in the Quarterly Report. There were no revenues or expenses from the discontinued operations in the nine months ending September 30, 2001.

     The Company had a net loss from operations of approximately $228,000 for the nine months ending September 30, 2001 as compared to a net loss of approximately $390,000 for the same period in 2000.

     The Company currently derives all of its revenues and income pursuant to Intercomsoft's Supply Contract from the Government of the Republic of Moldova. In the past the Government of the Republic of Moldova has historically been unstable and the Company would have limited recourse should the Government default on the Supply Contract or discontinue use of Intercomsoft's services provided under the Supply Contract. The Company does not anticipate revenues from its aluminum-air fuel cell technology until the fiscal year ending December 31, 2002. If for any reason (or for no reason) the Supply Contract were terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as the Company.


Liquidity & Capital Resources

     The Company's recent joint venture with Aluminum-Power to operate the R&D Center, has added additional costs and expenses associated with running such facility. Although no assurances can be made, the Company believes that its expenses will increase during the fiscal year ending December 31, 2001, due to its plans to continue to develop, market, and produce the aluminum-air fuel cell technology.

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

ITEM 5.  OTHER INFORMATION

     On October 31, 2001 the Company and Partners Group I, Inc. ("Partners") mutually agreed to terminate the Agreement which the parties entered into on February 1, 2001 ("Partners Agreement"). Partners is effectively owned and controlled by Mr. Kerry Moody, who has served as a Director of the Company since February 2001. In connection with the mutual termination of the Partners
Agreement, Mr. Kerry Moody resigned from his position as a member of the Company's Board of Directors on October 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits listed below are filed as part of this Quarterly Report.

           ----------------------------------------------------------
                 Exhibit No.                    Document
           ----------------------------------------------------------
                    3(i) Articles of Incorporation (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144)
           ----------------------------------------------------------
                    3(ii) By-laws (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No.
                                   28144)
           ----------------------------------------------------------
                    10(i) Technology Asset Acquisition Agreement Dated January 11, 2001 by and between the Company and Aluminum-Power, Inc. (incorporated by reference  from the  Definitive
                                   Information  Statement  filed with
                                   the    Securities   and   Exchange
                                   Commission under File No.
                                   000-28144)
           ----------------------------------------------------------
                   10(ii) License Agreement Dated January 11, 2001 by the between the Company and Aluminum-Power, Inc. (incorporated by reference from the Definitive Information
                                   Statement     filed    with    the
                                   Securities and Exchange Commission
                                   under File No. 000-28144)
           ----------------------------------------------------------
                   10(iii) Assignment Agreement dated April 3, 2001 by and between the Company and Aluminum Power, Inc.
           ----------------------------------------------------------
                     15            Letter   on    Unaudited   Interim
                                   Financial Information
           ----------------------------------------------------------
                    22(i) Definitive Information Statement Dated January 25, 2001 (incorporated by reference from the Definitive Information
                                   Statement     filed    with    the
                                   Securities and Exchange Commission
                                   under File No. 000-28144)
           ----------------------------------------------------------
                   22(ii) Definitive Information Statement Dated July 19, 2001 (incorporated by reference from the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)
           ----------------------------------------------------------


     (b) There were no Reports on Form 8-K filed during the quarter ending September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2001.


                                            TRIMOL GROUP, INC.


                                            By:     /s/ Alexander Gordin
                                                -------------------------------
                                            Name:   Alexander Gordin
                                            Titles: President