Form 10KSB
period 2001-12-31
TRIMOL GROUP INC
filed 2002-04-12
CIK 1011733

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ................... to ...................

Commission file number:  000-26971

                               TRIMOL GROUP, INC.
                 (Name of small business issuer in its charter)


                 DELAWARE                            13-3859706
     (State or other Jurisdiction of     (IRS Employer Identification No.)
              Incorporation)

                          1285 Avenue of the Americas
                                   35th Floor
                           New York, New York, 10019
                         (Address of principal offices)

Registrant's Telephone Number:    (212) 554-4394

Securities to be registered under Section 12(b) of the Exchange Act:

---------------------------------------  ---------------------------------------
         Title of Each Class               Name of each Exchange on which listed
---------------------------------------  ---------------------------------------
Common Stock, par value $0.01 per share             OTC Bulletin Board
---------------------------------------  ---------------------------------------


Securities to be registered under Section 12(g) of the Exchange Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (ss. 229/405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for fiscal year ended December 31, 2001:  $3,886,000

The aggregate market value of the voting common equity held by Non-affiliates of the registrant is approximately $583,800 as of March 28, 2002.

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

    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ______     No ______

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the Registrant's common stock, as of March 31, 2002 is: 100,039,000.

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

                                TABLE OF CONTENTS


PART I.........................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS............................................1

   ITEM 2.  DESCRIPTION OF PROPERTY...........................................11

   ITEM 3.  LEGAL PROCEEDINGS.................................................11

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12



PART II.......................................................................13

   ITEM 5.  MARKET FOR COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS...................................13

   ITEM 6.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OF
            FINANCIAL  CONDITION AND RESULTS OF OPERATION.....................16

   ITEM 7.  FINANCIAL STATEMENTS..............................................20

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE............................21



PART III......................................................................22

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION
            16(a) OF THE EXCHANGE ACT.........................................22

   ITEM 10. EXECUTIVE COMPENSATION............................................25

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT................................................34

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................37

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................42

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

Business Development

     Currently, we are in the business of further developing a mechanically rechargeable aluminum-air fuel cell for use with consumer portable electronic devices, with the goal of commercial exploitation. Additionally, we continue to operate our wholly-owned subsidiary, Intercomsoft Limited, a non-resident Irish company, which provides proprietary technology and auxiliary consumable materials used in the production of secure essential government identification documents in the Republic of Moldova (i.e., passports, drivers' licenses, car licenses and identification cards).

     We were incorporated as United Production Co., Inc. on May 6, 1953 under the laws of the State of Delaware, having the stated purpose of engaging in various oil and mining activities. Since incorporation, we have undergone several name changes and have been engaged in several different businesses.

     For a brief period, our company sold laser-based surveying instruments until it filed for a Debtor's Petition for Relief under Chapter 11 of the United States Bankruptcy Code in November 1984. An order to proceed under Chapter 7 of the Bankruptcy Code was subsequently filed on November 7, 1984. Our company remained inactive from 1984 until May of 1995, when a special meeting of stockholders was held for the purpose of electing three new directors to assume control of our company. Following their election, the new directors determined that our company should become active and seek potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. For the three years prior to January 6, 1998, our company did not engage in any material operations.

     On January 6, 1998, a majority of our company's issued and outstanding shares of common stock were purchased pursuant to an Agreement and Plan of Reorganization between the Company, Edward F. Cowle, H. Deworth Williams, Gold Hill Mines, Inc., an Idaho corporation and Magnum Associates, Ltd., a corporation organized under the laws of Ireland ("Magnum") and Starbeam Ltd., a corporation organized under the laws of Ireland ("Starbeam").

     At that time, new Directors and officers were appointed to fill vacancies as a result of resignations pursuant to the Agreement and Plan of Reorganization. As such, Mr. Boris Birshtein was appointed as our Chairman of the Board of Directors and continues to serve in such capacity.

     Magnum is owned and controlled by Mr. Birshtein, who is also the beneficial owner of a majority of the shares of our common stock. See "Directors, Executive Officers, Promoters and Control Persons", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

     Starbeam is a corporation effectively owned and controlled by Mr. Birshtein. See "Directors, Executive Officers, Promoters and Control Persons", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

     Pursuant to the Reorganization Agreement, the Company acquired all of the issued and outstanding capital stock of the entities listed below, from Starbeam and Magnum in exchange for the issuance of an aggregate of 10,000,000 shares of our common stock.

     In consideration of the issuance of shares of our company's common stock to Starbeam and Magnum, Starbeam and Magnum transferred the following to the
Company:

          o One hundred percent (100%) of the membership interests in Jolly LLC, a limited liability company organized under the laws of Wyoming (hereinafter referred to as "Jolly"), which owns sixty-five percent of the issued and outstanding capital stock of Jolly Alon Limited, a corporation incorporated under the laws of the Republic of Moldova (hereinafter referred to as "JAL"). JAL operates and manages the Jolly Alon Hotel in Chisinau, Moldova, and rents stores and offices located on the hotel property;

          o One hundred percent (100%) of the issued and outstanding shares of common stock of Sturge, Ltd. ("Sturge"), a company limited by shares incorporated under the laws of Ireland;

          o One hundred percent (100%) of the issued and outstanding shares of common stock of Maximilia, Ltd. ("Maximilia"), a company limited by shares incorporated under the laws of Ireland. Maximilia and Sturge each owned fifty percent (50%) (or 100% in the aggregate) of the issued and outstanding capital stock of Banca Commerciala pe Actiuni "Export-Import", a corporation organized under the laws of the Republic of Moldova (hereinafter referred to as "Banca"). Banca operates as a commercial bank in the Republic of Moldova.

          o One hundred percent (100%) of the issued and outstanding shares of common stock of Paul Garnier Ltd. ("Garnier"), a company limited by shares incorporated under the laws of Ireland. Garnier owned fifteen percent (15%), Maximilia owned fifty-five percent (55%), and Banca owned thirty percent (30%) (collectively, one hundred percent (100%) in the aggregate) of the issued and outstanding capital stock of Exim Asint S.A., a corporation incorporated under the laws of the Republic of Moldova (hereinafter referred to as "Exim"). Exim owns a property and casualty insurance business in the Republic of Moldova.

     As a result of the Agreement and Plan of Reorganization, the above listed entities became wholly owned subsidiaries of the Company, Magnum and Starbeam became majority stockholders.

     On May 6, 1998, we acquired all of the issued and outstanding shares of capital stock of Intercomsoft Limited ("Intercomsoft") in exchange for 1,000,000 shares of our common stock.

Intercomsoft is a company limited by shares incorporated under the laws of Ireland. Intercomsoft is the provider of proprietary technology, equipment and consumables used to produce secure essential government documents, such as drivers' licenses and passports, in the Republic of Moldova.

     On June 18, 2000, we entered into a loan arrangement with a controlling stockholder, Magnum. See "Certain Relationships and Related Transactions". Magnum loaned us $796,000, which we needed to fulfill increased statutory capital requirements imposed upon our subsidiary, Banca, by the National Bank of Moldova. Our Board of Directors accepted this loan by resolution after we failed to obtain the money through independent third parties. On June 28, 2000, we paid $74,000 of principal on the loan, thereby reducing the principal amount owed to $722,000.

     On December 16, 2000, Magnum assigned all of its rights, obligations and liabilities created under the loan to Starbeam. See "Certain Relationships and Related Transactions".

     The National Bank of Moldova then issued risk-based capital adequacy regulations requiring all banks operating with a "B" license, which Banca holds, to maintain a minimum amount of capital. Pursuant to these regulations, Banca was forced to again increase its capital, this time, in the amount of $1,216,000 on or prior to December 31, 2000. We were unsuccessful in our attempts to secure financing through independent third parties to meet these capital requirements. In order to raise the $1,216,000 to meet the increased capital requirements and for Banca to maintain its "B" license, our Board of Directors approved the transfer of 100% of the capital stock of Maximilia, a subsidiary at the time, and 50% of the capital stock of Sturge, another subsidiary at the time, to Starbeam in exchange for $1,216,000 in cash plus satisfaction of the original loan to Magnum, which was assigned to Starbeam, in the then principal amount of $722,000, being total consideration of $1,938,000.

     Prior to the transactions outlined above, our Board of Directors approved the transfer of all of the capital stock of Exim directly to Garnier. Prior to the transfer to Garnier, Exim capital stock was owned by 55% by Maximilia, 30% by Banca, and 15% by Garnier. Each of Exim's previous owners was, at the time, wholly owned, either directly or indirectly, by us.

     During the fiscal years ended December 31, 1999 and 2000, Starbeam, Magnum and Intercomsoft operated in and derived revenues solely from operations in the Republic of Moldova, a former Republic of the Soviet Union. It is our belief that the economic crisis in Russia, at that time, caused an economic slowdown in the Republic of Moldova and resulted in less disposable income to its population which ultimately had an adverse impact on us. In addition, the overall devaluation of the Leu, the currency of the Republic of Moldova, had and may continue to have a significant and adverse impact on our revenues and income and Intercomsoft.

     Faced with the prospects of continued financial weakening as a result of the economic and political climate of the Republic of Moldova, we began to explore alternative opportunities available to us and to divest ourselves of certain of our assets operating in the Republic of Moldova. We devised a strategic plan to focus in the area of technology in order to enhance growth and achieve long-term profitability. As a result, we began discussions with Aluminum-Power Inc., an alternative energy company that owns and develops certain proprietary rights to an aluminum-air fuel cell technology. Mr. Birshtein, the Chairman of our Board of Directors, directly controls the entity that is the majority owner of Eontech Group Inc., which in turn is the majority owner of the Aluminum-Power Inc. (the owner of a majority of the outstanding shares of our common stock). See "Certain Relationships and Related Transactions".

     On February 16, 2001, we closed on a transaction under a Technology Acquisition Agreement and a License Agreement between Aluminum-Power Inc. and us, dated January 11, 2001. This agreement and license are incorporated by reference to our Definitive Information Statement filed with the SEC on January 24, 2001.

     At the time of closing the agreement and license with Aluminum-Power Inc., Mr. Birshtein was and continues to be the indirect beneficial owner of a majority of our common stock and the common stock of Aluminum-Power Inc. See
"Directors, Executive Officers, Promoters and Control Persons"; "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

     Pursuant to the agreement and license with Aluminum-Power Inc., in consideration of the receipt of 88,000,000 shares of our common stock, and certain of our assets, Aluminum-Power Inc. transferred to us:

     o An exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air fuel cell solely for use with consumer portable electronic devices that will allow for an instantaneous mechanical rechargeable battery requiring no external power source for recharging;

     o All rights and title to certain technology relating to metal-air batteries and fuel cells suitable for consumer portable electronic devices, including two-way radios, wireless telephones, portable audio and video players, video cameras and personal computers. The objective of this technology is to create a battery with a virtually unlimited shelf life prior to activation; and,

     o The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power Inc. to be used as part of a full battery assembly which will enable the conversion of cell voltage of an aluminum-metal-air-cathode battery to the voltage required by different consumer portable electronic devices.

     In addition to the 88,000,000 shares of our common stock, we transferred the following assets to Aluminum-Power Inc.:

     o One hundred percent (100%) of the membership interests of Jolly which owns sixty-five percent (65%) of the issued and outstanding capital stock of JAL. At the time of this transfer, JAL operated and managed the Jolly Alon Hotel;

     o One hundred percent (100%) of the issued and outstanding shares of Garnier which owns one hundred percent (100%) of the issued and outstanding capital stock of Exim, a property and casualty insurance business in the Republic of Moldova;

     o The remaining fifty percent (50%) of the issued and outstanding shares of Sturge, owned by us, which continued to own fifty percent (50%) of the issued and outstanding capital stock of Banca.

     As a result of the transfer of the above listed assets to Aluminum-Power Inc., we divested ourselves of all of our interest in those businesses and refocused our business on the development and exploitation of the aluminum-air fuel cell technology we acquired and licensed from Aluminum-Power Inc., which we initially intend to develop for use as a power source for cellular telephones, to be followed by a power source for portable laptop computers.

Assets Transferred to Aluminum-Power Inc.

     As a result of our acquisition and licensing of certain aluminum-air fuel cell technology, the following businesses were transferred to Aluminum-Power Inc. on February 16, 2001, as described above, and are no longer owned by us.

     o Banca Commerciala Pe Actiuni "Export-Import" ("Banca"). Banca (f/k/a Banca de Export-Import a Moldovei S.R.L.) was established in April 1994 and, in accordance with a Decree of the President of the Republic of Moldova, was to be owned sixty-five percent (65%) by foreign investors and thirty-five percent (35%) by the Republic of Moldova.

          o Banca received its General Banking License from the National Bank of Moldova in April 1994 and began operating as a commercial bank in June of that same year. Banca was originally a Moldovan division of the Vnesh-Econom Bank of the Soviet Union, which has since become an international division of the National Bank of Moldova.

          o    In September 1996, the Republic of Moldova's  thirty-five percent
               (35%)   ownership   interest   was   repurchased   by  Banca  for
               approximately U.S. $700,000.

          o Banca's principal office is located in Chisinau, Moldova, with two branches located in Ungeni and Comrat, four exchange offices in Chisinau, eleven Registru cash offices (nine in Chisinau, one in Ungheni and one in Comrat), and three specialized offices for Western Union services.

          o Banca conducts a variety of commercial banking activities including, among other things, receipt of monetary deposits, granting credit, transactions in foreign currency, financing international transactions, and investing in government securities. Banca is, under Moldovan law, an authorized dealer permitted to engage in foreign currency transactions and is licensed to buy and sell Moldovan Government securities. Furthermore, Banca accepts funds from depositors on a demand or time deposit basis. Interest is paid on all time deposits, both in Moldovan Leu and U.S. Dollars. Only demand deposits in Moldovan Leu made by legal commercial entities are interest bearing. Demand deposits in foreign currency, both personal and commercial, are non-interest bearing. Additionally, those persons and entities that deposit funds on demand are charged a fee for withdrawing their funds.

     o Jolly Alon Hotel (the "Hotel"). In October of 1991, the Republic of Moldova established a holding company, Seabeco Moldova, SA ("SEMSA"), to be sixty-five percent (65%) owned by a private investor, with the remaining thirty-five percent (35%) to be owned by the Republic of Moldova. At that time, the Republic of Moldova transferred to SEMSA a hotel, the Seabeco Moldova Hotel in Chisinau, Moldova, which it owned. Thereafter, SEMSA and the hotel changed their names to Jolly Alon Limited and Jolly Alon Hotel, respectively. In 1998, we acquired the sixty-five percent (65%) interest in the Hotel.

          o The Hotel is primarily used by visiting foreign diplomats, other foreign embassy employees, dignitaries and businessmen. The Hotel, located at M. Chibortero Street, Chisinau, Moldova, is situated on government-owned land on which the Hotel has a fifty
               (50) year lease with the Republic of Moldova.

          o The Hotel carries Moldova's designation as a four star hotel with accommodations for up to 120 guests in 80 rooms. The Hotel's rooms range from single occupancy rooms to suites as follows: single (forty rooms), double (twenty-nine rooms), luxury (three rooms), deluxe (six rooms) and suites (three).

          o The Hotel provides the following additional services: a full service restaurant, a bar, saunas, an indoor swimming pool, a beauty salon, a barbershop, and room service. In addition, the Hotel provides business services, meeting/conference rooms, notarial services, interpretive services for guests of the major European languages, limousine services and tourist services.

          o The Hotel's revenues are primarily derived from the rents received from the rentals of its guest rooms, leases of office space, the restaurant and bar operations, and the leasing of private business offices. Currently the Hotel leases office space to several businesses and government agencies, including but not limited to the German Embassy and Pricewaterhouse Coopers.

     o Exim-Asint S.A. ("Exim"). Exim has been engaged in the insurance business since it began operations in 1995. Exim's business consists of issuing and underwriting policies exclusively to policyholders located in the Republic of Moldova.

          o Exim has received government licenses to issue the following types of insurance coverage: Property and Casualty Liability, Comprehensive Liability Property; Travelers' Medical Insurance; Voluntary Transportation Means Insurance (CASCO); Automobile; government mandated Third-party Automobile Liability; Cargo; Personal Accident; and Voluntary Third Party Liability Coverage.

          o Exim is heavily dependent on personal contacts between its agents and independent contractors with the eventual clients for the marketing of its policies, which have been accomplished through personal solicitations, attendance at trade conferences, newspaper and yellow page advertisements.

          o Exim sells policies from its main office located in Chisinau and from an extension office located at the Bureau of Automobile Registration located in Chisinau. It also has a sales office located in the Jolly Alon Hotel, which offers premium medical insurance to persons applying for visas to travel to countries within the European Union.

Assets Acquired from Aluminum-Power Inc.

     The following discussion briefly describes the technology that was acquired and licensed from Aluminum-Power Inc. in exchange for the assets and business operations described above. Pursuant to the Technology Acquisition Agreement and the License Agreement, both dated January 11, 2001, we received the following aluminum-air fuel cell technology:

     o An exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air battery (for use solely in connection with consumer portable electronic devices), evidenced by United States Patent and Trademark Office Patent Application Number: 09/522,930, filed on March 10, 2000, titled, "Ecologically Clean Mechanically Rechargeable Air-Metal Current Source" (United States Patent No. 6,355,369, issued March 12, 2002) and Canadian Patent Application
          Number: 2,301,470, filed on December 7, 2000, that will allow for an instantaneous mechanical rechargeable battery requiring no external power source for recharging;

     o All rights and title to certain technology relating to metal-air batteries and fuel cells, evidenced by United States Patent and Trademark Office Patent Application Reference No. PNK/M275689/IAROCHENKO, filed on December 19, 2000, and Internal
          Reference Patent Application #1167 filed with the Canadian Intellectual Property Office on February 7, 2000, and titled, "A Metal-Air Battery Having In-Situ Generatable Electrolyte," suitable for consumer portable electronic devices, including two-way radios, wireless telephones, portable audio and video players, video cameras and personal computers. The objective of this technology is to secure the idea of a battery with a virtually unlimited shelf life prior to activation; and,

     o The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power Inc. as an important part of a full battery assembly which will enable the conversion of cell voltage of virtually any aluminum-metal-air-cathode battery to the voltage required by different consumer portable electronic devices.

     Since our acquisition of the aluminum-air fuel cell technology for use in portable consumer electronic devices, we have continued to advance research and development with the goal of commercial exploitation of such technology. As such, on April 3, 2001, Aluminum-Power Inc. assigned a Cooperation Agreement to us, whereby we and SAGEM SA, a European manufacturer of sophisticated electronic systems and equipment, have agreed to jointly develop an aluminum-air fuel cell application for SAGEM portable electronics focusing on commercial as well as military applications. The agreement is non-exclusive and allows either party to work with others in the area of fuel cell or fuel cell technology.

     Furthermore, on June 1, 2001, in a joint effort with Aluminum-Power Inc., we opened an International Research and Development Center in Toronto, Ontario, Canada. The R&D Center is located in a 6,000 square foot facility that Aluminum-Power Inc. leased on March 31, 2001, for a five-year term. We have agreed to reimburse Aluminum-Power Inc. a percentage of its costs (as such costs relate to work specifically performed for and on behalf of us). The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff. See "Certain Relationships and Related Transactions."

Aluminum-Air Fuel Cell Technology

     Scientists at Aluminum-Power Inc. originally developed our aluminum-air fuel cell technology over a six-year period. Prior to 1980, considerable worldwide research and development was underway in the field of metal-air fuel cells, including aluminum-air fuel cells. While efforts continued in the United States to commercialize metal-air technology, much of the research establishment turned its efforts to proton exchange membrane (PEM) technologies. By the mid-eighties, government funding and the automobile industry had rallied behind the PEM fuel cell leaving metal-air research on the sidelines. However, some research establishments, operating under a different funding model and with different goals, continued work in metal-air fuels cells and consequently overcame many of the difficulties faced by researchers some twenty years ago.

     Generally, a storage device that converts chemical energy into direct-current (DC) electrical energy is referred to as a "battery." If the battery releases energy on demand, and is then disposed of because it cannot be recharged, it is commonly referred to as a "primary battery." As such, fuel cells can be considered as a special class of primary batteries, and metal-air fuel cells as a specific type of fuel cell.

     Metal-air fuel cells contain an anode (which serves as the fuel), a cathode, and an electrolyte. The density of the aluminum metal fuel source combined with the electrochemical properties and viability makes the aluminum-air type of power cell versatile and environmentally friendly. These types of cells do not customarily contain toxic or reactive substances.

     Electricity from our proprietary aluminum-air fuel cells is generated through an electrochemical reaction between aluminum, an alkaline solution and oxygen from the air. As the aluminum oxidizes in the alkaline solution, electricity is produced. Fundamentally, aluminum has tremendous energy density when compared with other metals used in batteries. Furthermore, spent aluminum can be recycled and obtaining aluminum from recycled aluminum hydroxide is more economical and less energy intensive than mining aluminum ore.

Environmental and Regulatory Concerns with Our Aluminum-Air Fuel Cell Technology

     Our technology uses oxygen from the air and aluminum metal as a fuel to provide a high density, environmentally safe and economical source of energy.

     Through repeated laboratory trials and extensive research, the products of reacted aluminum metal from our fuel cells have thus far proven to be environmentally benign. In the aluminum-air reaction, no pollutants are produced. The by-product, aluminum hydroxide, is fully recyclable and is non-polluting. Additionally, the electrolyte solution we use is non-toxic.

     Internally, our fuel cells operate at ambient pressures and no special high pressure or high temperature containment systems are required, as is the case with lithium polymer battery systems, flywheels or PEM based systems using hydrogen as a fuel.

     We feel that our products will effectively eliminate environmental pollution resulting from the manufacturing and removal of conventional fuel cells. Additionally, we feel that our products will eliminate associated disposal charges, regulatory compliance costs, and the threat of toxic spills, which may be common with competitive fuel cells.

     Given the composition and design of our fuel cells, we do not believe that we will be subject to any environmental or regulatory restrictions and/or governmental approvals prior to the commercial exploitation of our technology, although there can be no assurances.

Our Competition

     Although there is currently a limited market for consumer fuel cells utilizing aluminum-air technology, the fuel cell and battery industries, as a whole, are characterized by intense competition with a large number of companies offering or seeking to develop technology and products that will compete with those that we are seeking to develop and distribute.

     We compete with large and small manufacturers of alkaline, carbon-zinc, seawater, high rate and primary batteries as well as other manufacturers of lithium batteries. We are also subject to competition from manufacturers developers of aluminum and/or zinc metal-air fuel cells, nickel-cadmium (NiCd), nickel metal hybdride (NiMH), lithium-ion/polymer (Li ion/polymer), lead-acid, and some smaller-size alkaline cells. We are also subject to competition from manufacturers engaged in the development of batteries incorporating new technologies.

     Manufacturers of nickel-cadmium and nickel-metal hydride batteries include Eveready, Sanyo Electric Co. Ltd., Sony Corp., Toshiba Corp., Matsushita Electric Industrial Co., Ltd. and Duracell International, Inc. Manufacturers of lithium-ion liquid electrolyte batteries currently include Sony Corp., Toshiba Corp., Matsushita Electric Industrial Co., Ltd., Sanyo Electric Co. Ltd. and Duracell International, Inc. Manufacturers and developers of metal-air batteries (including aluminum-air and zinc-air fuel cells), currently include AER Energy Resources, Inc., Alupower/Yardney, EVonyx, Fuel Cell Technologies Corp, Electric Fuel Corp., Metallic Power, and Voltek.

Intercomsoft Limited: Our Business Operations in the Republic of Moldova

     Intercomsoft   Limited  is  a  provider  of   proprietary   technology  and
consumables used to produce secure essential government identification documents. Currently, Intercomsoft only provides such technology and consumables to the Government of the Republic of Moldova, although it is actively seeking other opportunities throughout the European marketplace. The system utilizing this technology is leased from Supercom, Ltd. (f/k/a Supercom (Israel) Limited), an Israeli corporation, pursuant to a lease agreement dated August 25, 1995 with a term of ten (10) years with an automatic ten (10) year extension, unless either party submits a written notification of termination prior to the expiration of the initial 10 year term. All of the materials required to operate, maintain, and repair the system are supplied by Supercom, Ltd. pursuant to the lease agreement.

     The system utilized by Intercomsoft consists principally of secured proprietary technology that allows high-speed laser printing on plastic. The system can print up to 450 high quality cards an hour. The heart of the system is "ID-SOFT," identification generator application software, which allows the system to integrate with and adapt into any given project including, but not limited to, fingerprints, palm geometry, and signatures. Additional applications of the technology include police and military use, access control, high security identification, government identification, and company identification products.

     An important aspect of the Intercomsoft System is that it can be readily connected to any existing computer mainframe or central database (such as a national population registry) to capture millions of records and images of data. These records and images are then stored and can be printed at a high rate of speed to accommodate the needs and demands of the customer.

     In April 1996, Intercomsoft was awarded a ten-year contract by the Ministry of Economics, Republic of Moldova to provide a National Register of Population and a National Passport System. Under the terms of this agreement, Intercomsoft supplies all of the equipment, technology, software, and materials necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other national documents in the Republic of Moldova. Intercomsoft also provides the consumables needed to produce such identification products.

     Intercomsoft believes it currently has no competition for its products in the Republic of Moldova.

     Although it is currently seeking other opportunities, Intercomsoft presently derives all of its revenues and income pursuant to the agreement with the Ministry of Economics. Therefore, the Government of Moldova is the only existing client of Intercomsoft. If the Government of Moldova defaults on this agreement, or if this agreement is terminated or the terms materially amended, such changes would have a material adverse impact on Intercomsoft and us.

Our Employees

     We currently have three full time employees and numerous individuals or entities that provide services to us on a consulting or advisory basis. These figures do not include certain individuals who, by contract with their respective employers, may conduct research and development on our technology pursuant to a Research & Development Agreement with Aluminum-Power Inc., dated July 1, 2001, or an August 28, 2001 Agreement with Eontech R&D, Inc., Aluminum-Power Inc., AGGI Limited, LLC and Eontech Group Inc. Additionally, these figures do not include individuals who work in various capacities for, or on behalf of, Intercomsoft Limited, our subsidiary. See "Certain Relationships and Related Transactions."

ITEM 2. DESCRIPTION OF PROPERTY

     During the period covered by this Annual Report, we maintained our main office located at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019, on a month-to-month tenancy.

     Additionally, in a joint effort with Aluminum-Power Inc., we operate an International Research and Development Center in Toronto, Ontario, Canada. The R&D Center is located in a 6,000 square foot facility that Aluminum-Power Inc. leased on March 31, 2001, for a five-year term. We have agreed to reimburse Aluminum-Power Inc. a percentage of its costs and expenses as it relates solely to the R&D Center and to work specifically performed for and on behalf of us. See "Directors, Executive Officers, Promoters and Control Persons", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

     During the fiscal year ended December 31, 2001, neither the Company nor any of its subsidiaries were a party to, or otherwise involved, in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The Nasdaq Stock Market, Inc. under the trading symbol "TMOL." The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, Nasdaq Trading and Market Services. Such quotations reflect inter-dealer prices, without real mark-up, mark-down or commissions, and may not necessarily represent actual transactions. We had 402 stockholders of record of our common stock as of December 31, 2001.


         Fiscal 2001                  High                Low
                                      ----                ---

         Fourth Quarter               $0.65              $0.21
         Third Quarter                $1.08              $0.50
         Second Quarter               $1.10              $0.45
         First Quarter                $2.25              $0.50


         Fiscal 2000                  High                Low
                                      ----                ---

         Fourth Quarter               $1.70              $0.60
         Third Quarter                $1.80              $0.43
         Second Quarter               $1.75              $1.00
         First Quarter                $3.00              $1.00

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

     Set forth below is information regarding the issuance and sales of our securities without registration during the last three years. Other than as set forth below, no such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

     o On August 15, 2001, the Company granted John R. Loveland, a Director, options to purchase 100,000 shares of common stock, with an expiration date of August 15, 2006 and an exercise price of $0.50 per share of common stock. These options were not granted pursuant to the terms of the 2001 Omnibus Plan, as amended. This transaction by the Company did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     o In July of 2001, Eontech Group Inc., a company indirectly controlled by Mr. Birshtein, the Company's Chairman, and a company which is the majority shareholder of Aluminum-Power Inc., entered into a consulting agreement with Mr. Jerry Goodis and The DragonWyck Corporation, whereby Mr. Goodis and The DragonWyck Corporation have agreed to provide Eontech Group Inc., and its subsidiaries, including Aluminum-Power Inc. and the Company, with certain consulting services. As partial consideration for such services, the Company granted options to The DragonWyck Corporation to purchase up to 200,000 shares of common stock, for a period of three years, at an exercise price of $0.50 per share of common stock. This transaction by the Company did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     o On February 16, 2001, the Company issued 88,000,000 shares of common stock to Aluminum-Power Inc. pursuant to a Technology Acquisition Agreement. This transaction by the Company did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof. In accordance with the Technology Acquisition Agreement, the Company issued the 88,000,000 shares of our common stock in addition to transferring the following assets to Aluminum-Power Inc.:

          o One hundred percent (100%) of the membership interests of Jolly LLC, a limited liability company organized under the laws of Wyoming, which continues to own sixty-five percent (65%) of the issued and outstanding capital stock of Jolly Alon Limited, a corporation incorporated under the laws of the Republic of Moldova. At the time of this transfer, Jolly Alon Limited operated and managed the Jolly Alon Hotel;

          o One hundred percent (100%) of the issued and outstanding shares of Paul Garnier Ltd., a company limited by shares incorporated under the laws of Ireland, which continues to own one hundred percent (100%) of the issued and outstanding capital stock of Exim Asint S.A, a corporation incorporated under the laws of the Republic of Moldova. At the time of this transfer, Exim Asint S.A. owned a property and casualty insurance business in the Republic of Moldova;

          o Fifty percent (50%) of the issued and outstanding shares of Sturge, Ltd., a company limited by shares incorporated under the laws of Ireland, which continues to own fifty percent (50%) of the issued and outstanding capital stock of Banca Commerciala pe Actiuni "Export-Import".

          Pursuant to the Technology Acquisition Agreement, Aluminum-Power Inc. transferred to the Company:

          o An exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air battery solely for use with consumer portable electronic devices that will allow for an instantaneous mechanical rechargeable battery requiring no external power source for recharging;

          o All rights and title to certain technology relating to metal-air batteries and fuel cells suitable for consumer portable electronic devices, including two-way radios, wireless telephones, portable audio and video players, video cameras and personal computers. The objective of this technology is to create a battery with a virtually unlimited shelf life prior to activation; and,

          o The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power Inc. to be used as part of a full battery assembly which will enable the conversion of cell voltage of virtually any aluminum-metal-air-cathode battery to the voltage required by different consumer portable electronic devices.

     o In March 1999, the Company entered into a consulting agreement with Y.U.D. Consulting Ltd., pursuant to which the Company issued 16,000 shares of its common stock valued at $10 per share in consideration of the services to be performed under such consulting agreement. This transaction by the Company did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     Additionally, during fiscal year ended December 31, 2001, the Company granted a total of 25 directors, officers, advisers or consultants options, pursuant to the 2001 Omnibus Plan, as amended, to purchase an aggregate of 7,970,000 shares of the Company's common stock. Each of these transactions by the Company did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

General

     In the beginning of the fiscal year ended December 31, 2001, we acquired certain rights, as more fully defined below, to an aluminum-air fuel cell technology for use in portable consumer electronic devices such as cellular telephones and laptop computers. We believe that such fuel cell technology has potential to be a significant advance in power generation and we have begun extensive research, development and marketing efforts in the development of such technology. In addition to our research and development efforts, we are simultaneously and actively seeking strategic business partners to commercialize the technology and since the acquisition of the aluminum-air fuel cell technology, we have vigorously pursued the prosecution of our patent applications involving such technology.

     On June 1, 2001, in a joint effort with Aluminum-Power Inc., a corporation that is controlled by our Chairman of the Board, we opened an International Research and Development Center in Toronto, Ontario, Canada. This R&D Center is located in a 6,000 square foot facility that Aluminum-Power Inc. leased on March 31, 2001, for a five-year term. Pursuant to a Research & Development Agreement between Aluminum-Power Inc. and us, dated July 1, 2001, we have agreed to reimburse Aluminum-Power Inc. a percentage of its costs and expenses, as such costs relate to work specifically performed for and on our behalf. The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff.

     The Research & Development Agreement provides us with unlimited use of the R&D Center, unlimited use of all equipment and unlimited use of all employees located at the R&D Center, for a period of five years, provided that we pay, proportionately, all costs and expenses associated with the use of the R&D Center. Under the Research & Development Agreement, for a period of five years, we are not obligated to pay any amount owed to Aluminum-Power Inc., with the exception of a monthly fee equal to 1.2% of Aluminum-Power Inc.'s fixed monthly expenses associated with the R&D Center. The accrued balance of the total amount owed to Aluminum-Power Inc. shall be payable on the fifth anniversary of the Research & Development Agreement, and shall bear interest at a rate of 2% per annum.

     In addition to the fuel cell technology, Intercomsoft, Ltd. ("Intercomsoft"), our wholly owned subsidiary, holds the world-wide rights to proprietary technology used to produce secure government identification documents, such as drivers' licenses and passports. Although Intercomsoft's current operations are based solely in the Republic of Moldova, it is actively seeking to expand its base of operations and offer its unique services to other areas and regions in the European marketplace.

     We currently derive all of our revenues and income pursuant to Intercomsoft's Supply Contract with the Government of the Republic of Moldova. The political environment of the Republic of Moldova has historically been unstable. Should the Government of the Republic of Moldova default on the Supply Contract or discontinue the use of Intercomsoft's services under the Supply Contract, we would likely have limited recourse. We do not anticipate revenues from our aluminum-air fuel cell technology during the fiscal year ending December 31, 2002. If for any reason (or for no reason) the Supply Contract were terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as on us.

Asset Acquisition and Discontinued Operations

     Pursuant to the Asset Acquisition Agreement dated January 11, 2001, between Aluminum-Power Inc. and us, we acquired:

     o    An exclusive  worldwide  license to make,  use and sell a mechanically rechargeable metal-air battery solely for use with consumer portable electronic devices, evidenced by United States Patent and Trademark Office Patent Application Number: 09/522,930, filed on March 10, 2000, titled, "Ecologically Clean Mechanically Rechargeable Air-Metal Current Source" (United States Patent No. 6,355,369, issued March 12,
          2002) and Canadian Patent Application Number: 2,301,470, filed on December 7, 2000, that will allow for an instantaneous mechanical rechargeable battery requiring no external power source for recharging.

     o All rights and title to certain technology relating to metal-air batteries and fuel cells, evidenced by United States Patent and Trademark Office Patent Application Reference No. PNK/M275689/IAROCHENKO, filed on December 19, 2000, and Internal
          Reference Patent Application #1167 filed with the Canadian Intellectual Property Office on February 7, 2000, and titled, "A Metal-Air Battery Having In-Situ Generatable Electrolyte," suitable for consumer portable electronic devices, including two-way radios, wireless telephones, portable audio and video players, video cameras and personal computers. The objective of this technology is to create a battery with a virtually unlimited shelf life prior to activation.

     o The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power Inc. to be used as part of a full battery assembly which will enable the conversion of cell voltage of an aluminum-metal-air-cathode battery to the voltage required by different consumer portable electronic devices.

     In exchange for the above noted assets, on February 16, 2001, we transferred to Aluminum-Power Inc. 88,000,000 shares of our common stock together with interests in three operating subsidiaries; Banca Commerciala pe Actiuni "Export-Import", a corporation organized under the laws of the Republic of Moldova ("Banca"), Exim Asint S.A., a corporation organized under the laws of the Republic of Moldova ("Exim"), and Jolly LLC, a limited liability company organized under the laws of Wyoming which indirectly owned and operated a Hotel in the Republic of Moldova ("Jolly").

     We elected to discontinue operations for Banca, Exim and Jolly for accounting purposes as of December 31, 2000.

Results of Operations

General

     During the fiscal year ended December 31, 2001, our assets  consisted of an
aluminum-air   fuel  cell  technology,   as  more  fully  described  above,  and
Intercomsoft, a wholly owned subsidiary.

     Intercomsoft currently operates in, and derives its revenues from, services performed for the Government of the Republic of Moldova pursuant to a Supply Agreement with the Government of the Republic of Moldova. Although Intercomsoft is actively seeking to expand its services to areas outside of the Republic of Moldova, the uncertain economy and political instability in the Republic of Moldova could have a material adverse effect on us.

Comparison of Fiscal Year Ending December 31, 2001 to Fiscal Year Ending December 31, 2000

     During the fiscal year ended December 31, 2001, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of $3,998,000 as compared to $2,854,000 for 2000. The increase in revenue of $1,144,000 was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova. In addition, a program of public awareness was put into effect encouraging the renewal of various forms of government licenses and registrations, reminding individuals to renew expiring documents resulting in an increase in the issuance of such replacement documents. Cross marketing to individuals during passport renewals and/or issuance also led to an increase in the sale of collateral documentation including drivers licenses and other government issued documents. During the fiscal year ended December 31, 2001, Intercomsoft's costs associated with generating these revenues was $1,206,000 or 31% as compared to $955,000 or 33% for 2000. The reduction in the percentage of costs associated with generating revenues resulted from the purchase of new equipment in the prior year resulting in less maintenance costs, higher performance and production and increased efficiency in this year. This resulted in gross profit for Intercomsoft of $2,680,000 and $1,899,000 for the fiscal years ending December 31, 2001 and 2000 respectively, an increase of $781,000.

     General and administrative expenses for fiscal year ending December 31, 2001, were $2,297,000, which consisted of $933,000 from Intercomsoft and $1,364,000 of general corporate and administrative expenses. Included in Intercomsoft's general and administrative expenses are $852,000 of marketing expenses for the purpose of expanding the use of Intercomsoft's services and proprietary technology to other areas and regions in the European marketplace. For the year ended 2000 general and administrative expenses aggregated $2,567,000, which consisted of $499,000 from Intercomsoft (of which $453,000 was marketing expenses) and $2,068,000 of general corporate and administrative expenses. The decrease in general corporate and administrative expenses resulted, in part, from a savings in accounting and other fees, salaries and services provided in connection with our former subsidiaries in the Republic of Moldova, as well as the streamlining of corporate overhead and downsizing of executive salary compensation.

     We had no interest income or expense for the fiscal years ending December 31, 2001, compared to $16,000 of interest expense for the year 2000.

     Beginning in the first quarter of 2001, we began our research and development program of the metal-air (aluminum-air) fuel cell technology acquired in such period. To that end, together with our majority shareholder Aluminum-Power Inc., we opened an International Research & Development Center in Toronto, Ontario, Canada. The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff. Research and development costs for 2001 were $527,000 and the marketing costs related to such technology was $98,000. There were no comparative costs for 2000.

     We had a net loss from operations of approximately $242,000 for 2001 as compared to $684,000 for 2000.

     The sale of Banca, Exim and Jolly has been accounted for as discontinued operations and, accordingly, their operations are segregated in our statement of operations in our financial statements. In addition to the net loss from operations noted above, a loss of $7,858,000 was directly attributable to the disposal of such discontinued operations in exchange for the aluminum-air fuel cell technology acquired by us on February 16, 2001 pursuant to an agreement dated as of January 11, 2001, but discontinued for accounting purposes as of December 31, 2000. There were no revenues or expenses from the discontinued operations in fiscal year ending December 31, 2001.

Liquidity & Capital Resources

     Our recently commenced joint venture with Aluminum-Power Inc. to operate the R&D Center, has added additional costs and expenses associated with running such facility. As of December 31, 2001, we owed Aluminum-Power Inc. approximately $232,000, payable on the fifth anniversary of the Research & Development Agreement, and bearing interest at a rate of 2% per annum.

     Although no assurances can be made, we believe that our expenses will increase during the fiscal year ending December 31, 2002, due to our plans to continue to develop, market, and produce the aluminum-air fuel cell technology.

     While we believe we have adequate capital to fund current operations for fiscal year 2002, we believe that we may need to obtain additional working capital for future periods in order to carry our costs associated with our plans concerning the technology.

     Through December 31, 2001, cash advances totaling approximately $400,000 have been made to the Company by Mr. Boris Birshtein, our Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock, or by entities effectively owned and controlled by Mr. Birshtein. Of the approximately $400,000 advanced, Mr. Birshtein personally advanced approximately $104,000, and entities effectively owned and controlled by Mr. Birshtein, advanced approximately $48,000, during fiscal year ended December 31, 2001. All cash advances made to the Company are non-interest bearing and due on demand.

     We may seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

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

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company for the years ended December 31, 2001 and 2000 have been examined to the extent indicated in the report provided by the independent accountants, Paritz & Company, PA. Paritz & Company, PA has confirmed to the Company that the consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with Regulation S-X promulgated by the SEC.

                               TRIMOL GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000

TRIMOL GROUP, INC.

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

Notes to the Consolidated Financial Statements                     F-6 to F-12

REPORT OF THE INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of

Trimol Group, Inc.



We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States.



                                        PARITZ & COMPANY, P.A.
                                        Hackensack, New Jersey
                                        Date:  March 27, 2002

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


ASSETS


Current assets:

Cash                                             $    44,000

Accounts receivable                                  480,000

Prepaid expenses                                      58,000
                                                 -----------

     Total current assets                            582,000


Deferred offering costs                               35,000
                                                 -----------


TOTAL ASSETS                                     $   617,000
                                                 ===========



LIABILITIES


Current liabilities:

Trade accounts payable                           $   531,000

Accrued expenses                                     280,000

Payable to related parties                           892,000
                                                 -----------


TOTAL LIABILITIES                                  1,703,000


SHAREHOLDERS' DEFICIENCY                          (1,086,000)
                                                 -----------


TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY   $   617,000
                                                 ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                              Year Ended           Year Ended
                                           December 31, 2001   December 31, 2000

REVENUES                                      $  3,886,000       $  2,854,000
                                              ------------       ------------


OPERATING EXPENSES:

Cost of revenues                                 1,206,000            955,000

Research and development                           527,000                 --

Marketing and promotion                             98,000                 --

General and administrative expenses              2,297,000          2,567,000

Interest expense, net of interest income                --             16,000
                                              ------------       ------------

TOTAL OPERATING EXPENSES                         4,128,000          3,538,000
                                              ------------       ------------


LOSS FROM CONTINUING OPERATIONS

BEFORE INCOME TAXES                               (242,000)          (684,000)


Income from discontinued operations                     --            161,000


Loss on disposal of discontinued operations             --         (7,958,000)
                                              ------------       ------------


NET LOSS                                      $   (242,000)      $ (8,481,000)
                                              ============       ============



Net loss per share (Basic and Diluted)               (.002)              (.70)
                                              ============       ============



WEIGHTED AVERAGE NUMBER OFSHARES

OUTSTANDING-BASIC AND DILUTED                   88,707,493         12,039,000
--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
--------------------------------------------------------------------------------

                                                                                                     ACCUMULATED
                                                             ADDITIONAL   RETAINED                   OTHER
                                         COMMON STOCK        PAID-IN      EARNINGS       DEFERRED    COMPREHENSIVE
                                     SHARES       AMOUNT     CAPITAL      (DEFICIT)    COMPENSATION  INCOME (LOSS)       TOTAL

BALANCE - JANUARY 1, 2000           12,039,000  $  120,000  $ 6,178,000  $ 1,339,000      $(27,000)  $(2,413,000)   $ 5,197,000


Net loss                                    --          --           --   (8,481,000)           --                   (8,481,000)


Foreign currency translation
adjustment                                  --          --           --           --            --      (253,000)      (253,000)


Reversal of foreign currency
translation of subsidiaries
disposed of                                 --          --           --           --            --     2,666,000      2,666,000
                                                                                                                    -----------

     TOTAL COMPREHENSIVE LOSS         (871,000)


Deferred compensation                       --          --           --           --        27,000            --         27,000
                                  ---------------------------------------------------------------------------------------------


BALANCE - DECEMBER 31, 2000         12,039,000     120,000    6,178,000   (7,142,000)           --            --       (844,000)


Net loss                                    --          --           --     (242,000)           --            --       (242,000)


Issuance of common stock in

Exchange for assets (see Note 3)    88,000,000     880,000     (880,000)          --            --            --             --
                                  ---------------------------------------------------------------------------------------------



BALANCE - DECEMBER 31, 2001        100,039,000  $1,000,000  $ 5,298,000  $(7,384,000)     $     --   $        --    $(1,086,000)
                                  =============================================================================================

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                  Year Ended         Year Ended
                                               December 31, 2001  December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Loss from continuing operations                   $  (242,000)      $  (684,000)

Income from discontinued operations                        --           161,000

Loss from disposal of discontinued operations              --        (7,958,000)
                                                  -----------------------------

NET LOSS                                             (242,000)       (8,481,000)


ADJUSTMENTS TO RECONCILE NET INCOME TO

NET CASH USED IN OPERATING ACTIVITIES


Provision for loss of discontinued operations              --         3,981,000

Foreign currency translation adjustment charged

    to statement of operations                             --         2,666,000

Stock based compensation                                   --            27,000


CHANGES IN ASSETS AND LIABILITIES

Accounts receivable                                  (344,000)           76,000

Prepaid expenses                                      (58,000)          126,000

Accounts payable                                       65,000           (18,000)

Accrued expenses                                     (341,000)          329,000

Net assets from discontinued operations                    --         1,078,000
                                                  -----------------------------

NET CASH USED IN OPERATING ACTIVITIES                (920,000)         (216,000)
                                                  -----------------------------


CASH FLOW FROM FINANCING ACTIVITIES

  Repayment of loan to related party                       --        (1,126,000)

  Net advances from related parties                   892,000                --

  Payment of deferred offering costs                  (35,000)               --
                                                  -----------------------------

NET CASH PROVIDED BY (USED IN)

FINANCING ACTIVITIES                                  857,000        (1,126,000)
                                                  -----------------------------


DECREASE IN CASH                                      (63,000)       (1,342,000)


CASH - BEGINNING OF YEAR                              107,000         1,449,000
                                                  -----------------------------


CASH - END OF YEAR                                $    44,000       $   107,000
                                                  =============================


Supplemental disclosures of cash flow information:

Interest paid                                     $        --       $       202
                                                  =============================

Income taxes paid                                 $        --       $        --
                                                  =============================

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

Business organization

Trimol Group,  Inc. (the "Company") was incorporated in 1953 in Delaware and has
since  undergone   several  name  changes  and  engaged  in  several   different
businesses.

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft") a non-resident Irish company, which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents (passports, drivers' licenses and ID cards). Currently Intercomsoft's only customer is the Government of the Republic of Moldova.

As a result of the acquisition referred to in Note 3, the Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air (aluminum) fuel cell solely for use with consumer portable electronic devices, all rights and title to certain technology relating to metal-air (aluminum) fuel cells, and the design and know-how to a DC/DC Converter designed and developed by a related company. Substantially all of the research and development costs related to this technology are allocated from the majority shareholder of the Company (see Note 5).

Prior to the transactions referred to in Note 3, the Company owned all of the capital stock of an insurance company, Exim Asint S.A. (the "Insurance Company"), a bank, Banca Comerciala Pe Actiuni "Export-Import" (the "Bank") and 65% of the shares of a hotel, Jolly Alon Limited (the "Hotel").

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary Intercomsoft.

Intercompany transactions and balances have been eliminated in consolidation. The operating results of the Bank, the Insurance Company and the Hotel have been segregated from continuing operations and reported as a separate line item on the Consolidated Statement of Operations for the year ended December 31, 2000 under the caption "income from discontinued operations".

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

Research and development

The Company charges all research and development costs to expense as incurred.

Advertising costs

The Company expenses all advertising costs as incurred.

Revenue Recognition

Revenue from the lease agreement by and between Intercomsoft and the Moldovan Ministry of Economics is recognized upon the quantity of product (number of computerized documents) produced during the period reported.

Income taxes

The Company accounts for deferred income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards. A valuation allowance related to deferred tax assets is recognized when, in management's judgment, it is more likely than not that all, or a portion of such deferred assets, will not be realized.

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

NOTE 2-ACQUISITION AND DISCONTINUED OPERATIONS

In December 2000, the Board of Directors of the Company authorized management to enter into a transaction with Aluminum-Power Inc. ("API"), a company owned and controlled by the principal shareholder of the Company, pursuant to which it would sell or transfer (i) 100% of the issued and outstanding shares of the Insurance Company, (ii) indirect 65% ownership in the Hotel, (iii) remaining 25% indirect ownership of the Bank, and (iv) 88,000,000 shares of previously unissued common stock of the Company in exchange for an exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air (aluminum) fuel cell solely for use with consumer portable electronic devices, all rights and title to certain technology relating to aluminum fuel cells, and the design and know-how to a DC/DC Converter designed and developed by a related company referred to above. This transaction was dated as of January 11, 2001 and closed on February 16, 2001. The acquisition has been accounted for as a reverse acquisition.

     In December, 2000 as a result of selling interests in two previously wholly-owned subsidiaries to API, Trimol effectively sold 75% of the issued and outstanding shares of the Bank for $1,216,000 plus the forgiveness of $722,000 of debt. This transaction resulted in a net loss of $1,298,000.

NOTE 3-RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft's only customer is the Ministry of Economics for the Republic of Moldova, a former Republic of the Soviet Union. The current political and economic situation in Moldova, which has historically been unstable, could have a material adverse effect on Intercomsoft.

(b) As a result of the transactions referred to in Note 3, Trimol has exchanged a substantial part of its assets for certain technology. As such, the Company's success will be largely dependent upon the success of the technology acquired. There are no assurances that the United States Patent and Trademark Office will afford such technology patent protection and there can be no assurances that such technology will be marketable and/or profitable. Additionally, the Company believes that in order to support its plan to develop and market this technology, it will be necessary to seek additional capital. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to further develop and market the technology, as well as fund the operation and expansion of the business. Such inability to obtain additional financing when needed would have a negative effect on the business of the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the existing shares of common stock.

NOTE 4-SHAREHOLDERS' EQUITY

Effective February 14, 2001, the Company amended its Articles of Incorporation to increase its authorized shares of common stock, $0.01 par value, from 30 million to 130 million shares.

The Company has 10,000 $1.00 par value shares of Preferred Stock authorized, none of which are issued and outstanding.

NOTE 5-RELATED PARTY TRANSACTIONS AND BALANCES

     (a)  Transactions

     See Note 2 regarding transaction with Aluminum Power Inc. ("API").

     On July 1, 2001, the Company entered into an agreement with API pursuant to which Trimol would reimburse API for its allocated portion of expenses attributable to the Company's technology referred to in Notes 1 and 2. API operates a research and development center (the "R&D Center") which houses a prototype development and assembly laboratory with a full complement of staff, including mechanical engineers, design engineers, scientists and a support staff.

     The agreement provides the Company with unlimited use of the R&D Center and unlimited use of all equipment and employees located at the center. The Company is obligated to pay API proportionately all costs and expenses associated with the use of the R&D Center. In addition, the Company pays API to lease its proportionate share of the center's equipment and improvements at a monthly rate of 1.2% of API's gross asset value.

     Allocated research and development expenses for the year ended December 31, 2001 aggregated $339,904.

     (a)  Payable to related parties consists of the following:

               Cash advances from the Chairman of the Board
               ("Chairman") of the Company, which includes
               223,000 from a company owned by the Chairman.
               (1)                                                   $400,000

               Accrued compensation due to the Chairman.
               (See Note 8) (1)                                       260,000

               Due to API.  (2)                                       232,000
                                                                     --------

                                                                     $892,000
                                                                     ========

               (1)  These amounts are non-interest bearing and due on demand.

               (2) This amount bears interest at 2% per annum and is due July 1, 2006.

NOTE 6-STOCK COMPENSATION PLANS

(a) In February, 2001, the Company adopted the 2001 Omnibus Plan in order to attract and retain qualified directors, officers, employees, consultants and advisors (the "Eligible Persons"). Eligible Persons may be granted (a) stock options which may be designated as nonqualified stock options or incentive stock options, (b) stock appreciation rights, (c) restricted stock awards, (d) performance awards, or (e) other forms of stock-based incentive awards.

     The maximum number of shares with respect to which the awards may be granted under the 2001 Omnibus Plan, as amended, is 10,000,000 shares of common stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.

     As of December 31, 2001, 7,970,000 options were granted under the 2001 Omnibus Plan.

     In addition, options to purchase 300,000 shares of the Company's common stock have been issued to consultants of the Company, outside of the 2001 Omnibus Plan, as amended.

     All of the above mentioned options were granted in the year ended December 31, 2001 and there were no options exercised or canceled during the same period.

     The per share weighted average fair value of stock options granted during the fiscal year ended December 31, 2001 was $0.95. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following assumptions:

               Risk-free interest rate                                4.22%

               Expected volatility of common stock                  271.62%

               Dividend yield                                         0.00%

               Expected option term                                 3 years

     The Company applies APB 25 in accounting for its stock plans and, accordingly, no compensation costs have been recognized in the Company's financial statements for options granted. If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share for the year ended December 31, 2001 would have been reduced to the pro forma amounts as follows:


               Net Earnings:

                    As reported                    $   (242,000)

                    Pro forma                      $ (3,875,000)

               Basic Earnings per Share:

                    As reported                    $      (.002)

                    Pro forma                      $       (.04)

               Diluted Earnings per Share

                    As reported                    $      (.002)

                    Pro forma                      $       (.04)


     The  following  table  summarizes   information   regarding  stock  options
outstanding at December 31, 2001:


                            Weighted Average   Weighted                 Weighted
Exercise       Number of    Remaining          Average    Number of     Average
 Price          Options     Contractual Life   Exercise   Shares        Exercise
 Range        Outstanding                      Price      Exercisable   Price

   $0.01        200,000          4.8             0.01         --          --

   $0.50       7,620,000         4.5             0.50         --          --

$1.00 - 1.25    450,000          4.6             1.19         --          --


(b) On February 28, 2000 the Company issued warrants to purchase 1,400,000 shares of its common stock (the "Warrants") to three employees. The Warrants may be exercised for a period of five years at an exercise price of $.50 per share. These Warrants contain an anti-dilution provision. The holders of 800,000 Warrants (consisting of two former employees) have made claims to the Company to invoke the anti-dilution provision and issue additional warrants. The Company disagrees with such claims and is in discussions with said individuals regarding the validity of anti-dilution provisions.

     In addition, warrants to purchase up to 60,000 shares of the Company's Common Stock, 30,000 of which are at an exercise price of $11.50 per share and 30,000 of which are at an exercise price of $.75 per share, were granted to certain members of the former Audit Committee of the Company's Board of Directors.

NOTE 7-INCOME TAX

The Company's income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net loss as follows:


                                            December 31, 2001  December 31, 2000


Income tax benefit at statutory rate of 34%    $  82,000           $(233,000)

Net operating loss not utilized                  (82,000)            233,000
                                               ---------           ---------

                                               $      --           $      --
                                               =========           =========



                                            December 31, 2001  December 31, 2000


Deferred tax assets:

  Net operating loss carryforward              $  380,000         $  298,000

  Capital loss carryforward                     2,706,000          2,706,000
                                               ----------         ----------

                                                3,086,000          3,004,000

Valuation allowance (see Note 1)                3,086,000          3,004,000
                                               ----------         ----------

                                               $       --         $       --
                                               ==========         ==========


NOTE 8-COMMITMENTS

Intercomsoft has entered into an agreement for the purchase of equipment, software and consumables (collectively "the merchandise") for the production of computerized documents. As part of this agreement, Intercomsoft is provided with guidance and support required for installation and operation of the equipment, as well as the materials required for its maintenance. In addition to the cost of the merchandise under the above noted agreement, Intercomsoft is obligated to pay 25% of its profits to the supplier of the merchandise, as more clearly defined under the agreements.

The Company has an employment agreement with its Chairman of the Board ("Chairman") which expires January 1, 2004 and provides for base annual compensation of $250,000. In addition, the Employment Agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock up to a maximum of 1,000,000 shares of common stock per year at an exercise price equal to the closing price of common stock on the issue date. As of December 31, 2001, no Incentive Warrants were outstanding.

NOTE 9-SEGMENT INFORMATION

The Company's operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces computerized identification documents, research and development of the aluminum-air fuel cell technology acquired from a related party, and general and administrative expenses incurred for corporate purposes.


                                 Research and  Corporate and
                    Intercomsoft  Development  Administrative    Total

Net sales            $3,886,000   $      --    $        --    $ 3,886,000

Operating expenses    2,139,000     625,000      1,364,000      4,128,000
                     ----------   ---------    -----------    -----------

Net income           $1,747,000   $(625,000)   $(1,364,000)   $  (242,000)
                     ==========   =========    ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective January 4, 2000, the Company dismissed KPMG Moldova S.R.L. as its principal independent accountants. The decision to change accountants was approved by the Company's Board of Directors. At the time of the Board's decision, there were no disagreements between the Company and the independent accountants on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure

     On January 18, 2000, the Company engaged and continues to engage the services of Paritz & Co., PA as its principal independent accountants.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

     The names and ages of our directors, executive officers and significant employees and consultants are set forth below. Our By-laws provide for not less than three and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

              NAME         AGE           POSITION CURRENTLY WITH THE COMPANY
              ----         ---           -----------------------------------

Boris Birshtein            54            Chairman of the Board of Directors

Alexander M. Gordin        38       Director; President; Chief Executive Officer

Michael J. Solomon         64                         Director

John R. Loveland           64                         Director

Walter J. Perchal          50                         Director

Vijay Sharma               32                         Director

Shmuel Gurfinkel           55                  Chief Financial Officer

Gary Shokin                41                 Vice President; Secretary

Donald W. Kirk             52                 Chief Scientific Advisor

Rafi Ferry                 31                    Marketing Director


Background of Executive Officers, Directors and Significant Employees

     Boris Birshtein has served as our Chairman of the Board of Directors since January 1998. Since 1999, Mr. Birshtein has acted as the Chairman of Eontech Group Inc. and of Aluminum-Power Inc. He is the principal shareholder of Eontech Group Inc. From 1996 Mr. Birshtein has served as the Chairman of World Assets (Media) Inc. Mr. Birshtein holds PhDs in Philosophy and Economics and heads the North American Informationology Academy.

     Alexander M. Gordin has served as a member of the Board of Directors and our President since May 2000, and the Chief Executive Officer since November 2000. Mr. Gordin also serves as a Director of Eontech R&D, Inc., a subsidiary. In 1995, Mr. Gordin was awarded an MBA degree from the Wharton School of the University of Pennsylvania. From 1998 until 1999, Mr. Gordin was employed as the Director of Strategic Business Development at Amdour Group located in Stamford, Connecticut. Mr. Gordin's duties at Amdour Group included extensive responsibility for direct investments and Mergers & Acquisitions in the areas of media, wireless communications, and commercial real estate. From 1996 until 1998, Mr. Gordin was employed as a Managing Director of Broad Street Capital LLC. From 1990 until 1996, Mr. Gordin was engaged as the President of Radio Communications International Corp., which was the first Motorola distributor located in the former Soviet Union.

     Michael Jay Solomon was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. Since 2000, Mr. Solomon has served as the Chairman of the Board of Directors of Maxx International, Inc. Mr. Solomon currently serves as a Director on the Boards of New York University Stern School of Business, the Entertainment Business & Management Advisory Board at UCLA, the International Council of the National Academy of Television Arts and Sciences and the U.S.C. Annenberg School of Communication/London School of Economics Communication Degree Program. He has held the positions of Chairman/CEO of Telepictures Corporation, President of Lorimar-Telepictures Corp. and President of Warner Bros. International Television.

         John R. Loveland was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. From 1960 to 2000, Mr. Loveland served in a position of executive management of various entities related to and/or owned by O'Brien & Gere Engineers, Inc. From 1980 to 1992, Mr. Loveland served as the President and CEO of O'Brien & Gere Engineers, Inc. From 1985 to 1995, he served as the President of O'Brien & Gere Limited and from 1985 until 2000, Mr. Loveland served as the president of O'Brien & Gere Property Development. Additionally, from June 1994 to February 2000, Mr. Loveland served as a Director and Chief Executive Officer of Op-Tech Environmental Services, Inc.

         Walter J. Perchal, Ph.D. was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. Since 1997, Mr. Perchall has served as the President and Chief Executive Officer of IC Inc., a consulting firm, which provides consulting services in North America, Europe and Asia. For the past 20 years, Mr. Perchall has served as an adjunct Professor at York University located in Toronto, Canada, where he teaches Business Studies.

         Vijay Sharma was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. He also serves as our R&D Center Coordinator at the R&D Center. Since March 16, 2001, Mr. Sharma has served as the President of Aluminum-Power Inc., a corporation organized under the laws of the Province of Ontario, Canada. Since 1993, ATI Technologies employed Mr. Sharma initially as a Product Manager, then a Group Product Manager and finally as a Senior Group Manager of Business Management. Mr. Sharma received a Masters of Business Administration from Edinburgh Business School, Herlot-Watt University and a B.A.Sc. in Chemical Engineering from the University of Toronto.

     Shmuel Gurfinkel has been our Chief Financial Officer since January 1998. From 1998 until 2000, Mr. Gurfinkel served as a Director. Mr. Gurfinkel is also a member of the executive management team of Intercomsoft Limited, our subsidiary. Additionally, since 1996, Mr. Gurfinkel also has been a Director of Banca Commerciala pe Actiuni "Export-Import". For the past five years, Mr. Gurfinkel has been actively engaged in managing and operating the Shmuel Gurfinkel accounting firm in Ramat-Gan, Israel. Since 1997, Mr. Gurfinkel has served as a Director of Peker Plada Metals, Ltd., a subsidiary of Africa Israel Investments Ltd.

     Gary Shokin has served as a Vice President since May 2000 and as Secretary since January 2001. From May 2000 until January 2001, Mr. Shokin also served as a Director. Since 1995, Mr. Shokin has served as the President of Emerald Spa, Inc., a New York based company specializing in beauty enhancement, physical fitness and skin care. Since 1993, Mr. Shokin has served as the President of North Star Auto Center, Inc.

     Donald W. Kirk, Ph.D. was named our Chief Scientific Advisor on February 21, 2001. Dr. Kirk received his B.A.Sc. in Engineering Science and MASc. degree in Chemical Engineering from the University of Toronto in 1972 and 1975 respectively. Dr. Kirk received his Ph.D. in Chemical Engineering from the University of Toronto in 1979. Since 1993, Dr. Kirk has been a professor in the Department of Chemical Engineering and Applied Chemistry at the University of Toronto. In 1997, Dr. Kirk served as an advisory professor at Chongqing University located in China. In April 2000, Dr. Kirk was the Technical Chair at the 10th Annual Pacific Basin Consortium Symposium and, and since April 2000 has been a member of the Board of Directors of the Pacific Basin Consortium for Hazardous Waste. Dr. Kirk is also a member of the Association of Professional Engineers of Ontario.

     Rafi Ferry was named our Marketing Director on February 1, 2001. Mr. Ferry also serves as the Vice President of Marketing for Aluminum-Power Inc. From 1996 until 1998, Mr. Ferry was employed as a Sales Manager at Gestetner (Israel) Ltd. Mr. Ferry holds a Bachelor of Business Administration from York University.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon the Company's review of Forms 3, 4 and 5, and amendments thereto, furnished to the registrant under Rule 16a-3(a) during the fiscal year preceding the filing of this Form 10-KSB, the Company is aware of the following:

     o Alexander Gordin filed the Initial Statement of Beneficial Ownership on Form 3 on March 30, 2001.

     The Company is not aware of any other person who was a director, officer, or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal year ended December 31, 2001, and whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2001, for services rendered in all capacities to the Company and its subsidiaries during the Company's 1999, 2000 and 2001 fiscal years. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Summary Compensation Table

                                                Annual Compensation                   Long Term Compensation
                                      --------------------------------------- --------------------------------------

                                                                                    AWARDS
----------------------------- ------- ---------------- ---------------------- -------------------- -----------------

                                                                                  Securities
Name and Principal Position                                Other Annual           Underlying          All Other
                               Year     Salary ($)       Compensation ($)      Options/ SARs (#)     Compensation
----------------------------- ------- ---------------- ---------------------- -------------------- -----------------

Boris Birshtein               1999       $120,000           $21,600(2)                 --                --
(Chairman of the Board)
                              2000      $250,000(1)         $21,600(2)                 --                (3)

                              2001      $250,000(1)         $21,600(2)                 --                --

----------------------------- ------- ---------------- ---------------------- -------------------- -----------------
Alexander Gordin              1999           -                   -                     --                --
(Director, President and
Chief Executive Officer)      2000        $80,000                -                     --                --

                              2001       $120,000           $21,600(4)              500,000              --

----------------------------- ------- ---------------- ---------------------- -------------------- -----------------

-------------------------------------

(1) Of the $250,000 that Mr. Birshtein was entitled to receive in fiscal 2000 and 2001, $120,000 was paid in each of those years and $130,000 was accrued but has not been paid in 2000 and 2001, respectively.

(2)  Mr. Birshtein receives a monthly office expense allowance of $1,800.

(3) On February 28, 2000 the Company issued to Mr. Birshtein warrants to purchase 600,000 shares of common stock and simultaneously cancelled warrants previously issued to purchase the same number of shares, which were exercisable at a purchase price of $11.50 per share. The newly issued warrants have a five year exercise period beginning on the date of issuance at an exercise price of $0.50 per share. The terms of the warrants include an anti-dilution clause for the adjustment of the exercise price and number and character of the underlying shares, under specific circumstances. Additionally, these warrants entitle Mr. Birshtein to "cashless exercise" rights and demand and "piggy-back" registration rights with respect to the warrants and the underlying shares of common stock. The original warrants issued to Mr. Birshtein were in consideration of the significant time an effort expended by Mr. Birshtein on our behalf for which he was not compensated.

(4) As of January 2001, Mr. Gordin receives a monthly office expense allowance of $1,800.

Options/SAR Grants in Last Fiscal Year

     The following table contains information concerning options granted during the Company's 2001 fiscal year to the Named Executive Officers. All such options were granted under the Company's 2001 Omnibus Plan, as amended.

----------------------- --------------------- ---------------------------- ---------------------- ------------------
                             Number of         Percent of Total Options
                             Securities          Granted to Employees/
                             Underlying           Executive Officers/
                            Options/SARs       Directors/ Consultants in
         Name               Granted (#)             Fiscal Year(1)         Exercise Price ($/sh)   Expiration Date
----------------------- --------------------- ---------------------------- ---------------------- ------------------

Boris Birshtein                 -0-                        -                         -                    -

----------------------- --------------------- ---------------------------- ---------------------- ------------------

Alexander Gordin             500,000(2)                  6.3%                      $0.50          January 2, 2006

----------------------- --------------------- ---------------------------- ---------------------- ------------------

-------------------------------------

(1) Based upon 7,970,000 options granted under the 2001 Omnibus Plan, as amended, during fiscal year ended December 31, 2001.

(2) None of the 500,000 options granted pursuant to the 2001 Omnibus Plan, as amended, were exercised during the fiscal year ended December 31, 2001.

Compensation of Directors

     All of our Directors are paid an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for a 12-month period. During the fiscal year ended December 31, 2001, none of the Directors received any attendance fees.

     As of December 31, 2001, our Board of Directors consisted of Messrs. Birshtein, Gordin, Solomon, Loveland, Perchal and Sharma. The Board of Directors has appointed Mr. Loveland and Mr. Birshtein as members of the Omnibus Committee to administer the 2001 Omnibus Plan, as amended. At present, the Board of Directors has not established any other committees.

     o Mr. Solomon was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. For his services, on August 15, 2001, Mr. Solomon was granted 100,000 options pursuant to the terms of the 2001 Omnibus Plan, as amended, with an exercise price of $1.00 per share and an expiration date of August 16, 2006. As of December 31, 2001, none of his options were exercised.

     o Mr. Loveland was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. For his services, on August 15, 2001, Mr. Loveland was issued an option to purchase 100,000 shares of the Company's common stock with an exercise price of $0.50 per share and an expiration date of August 16,2005. These options were not issued pursuant to the terms of the 2001 Omnibus Plan, as amended. As of December 31, 2001, none of his options were exercised.

     o On February 1, 2001, Mr. Sharma entered into a Consulting Agreement with the Company and was named as the R&D Center Coordinator. Subsequently, Mr. Sharma was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. Pursuant to his Consulting Agreement, Mr. Sharma received $44,000 during fiscal year 2001 for his services as R&D Center Coordinator. Additionally, for his services, Mr. Sharma was granted 250,000 options on August 15, 2001, pursuant to the terms of the 2001 Omnibus Plan, as amended, with an exercise price of $0.50 per share and an expiration date of August 16, 2006. As of December 31, 2001, none of his options were exercised.

     o Mr. Perchal was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. During fiscal year 2001, Mr. Perchal did not receive any salary or fees from the Company nor did he receive any options pursuant to 2001 Omnibus Plan, as amended, or otherwise.

     o Mr. Kerry Moody was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. Effective October 25, 2001, however, Mr. Moody resigned from his position as a Director. Pursuant to a consulting agreement between the Company and Partners Group I, Inc., a corporation owned and jointly controlled by Mr. Moody, the Company issued an option to purchase 200,000 shares of the Company's common stock to Partners Group I, Inc. on October 25, 2001. These options were granted pursuant to the terms of the 2001 Omnibus Plan, as amended, and have an exercise price of $0.01 per share, with an expiration date of October 25, 2006. Additionally, Partners Group I, Inc. received $50,000 during 2001 pursuant to its consulting agreement.

     o Mr. Gary Shokin was elected a Director and appointed to the position of Vice President on May 1, 2000. Mr. Shokin was also appointed to the position of Secretary in January of 2001. On May 1, 2000, Mr. Shokin became entitled to an annual salary of $84,000. On January 2, 2001, Mr. Shokin was granted 500,000 options pursuant to the terms of the 2001 Omnibus Plan, as amended. His options have an exercise price of $0.50 per share and an expiration date of January 2, 2006. On February 16, 2001, Mr. Shokin resigned from his position as Director.

Employment Agreements

     Currently, our only employment agreement is with Mr. Birshtein, our Chairman of the Board of Directors.

     Pursuant to this employment agreement, dated as of February 25, 1999, Mr. Birshtein has agreed to perform all necessary duties and responsibilities in connection with his position as our Chairman of the Board, until December 31, 2003. In consideration of Mr. Birshtein's services, we agreed to pay him a base salary, during the first year of the employment agreement, of $120,000 (subject to increase to $250,000 during such year in the event that we consummated an acquisition of a business with net pre-tax profits of $3,000,000 or more). During the second through fifth year of the employment agreement, we agreed to pay Mr. Birshtein an amount equal to $250,000, plus fifty percent (50%) of any Bonus (as defined below) with respect to the immediately preceding year, such salary to be paid in equal monthly installments. This salary may be increased (but not decreased) from time to time during the term of the employment agreement by the Board of Directors.

     We also agreed to pay Mr. Birshtein, in each calendar year during the term of the employment agreement, an amount equal to ten percent (10%) of the Excess Net Pre-Tax Profits (as defined below) (the "Bonus"). "Excess Net Pre-Tax Profits" means the amount in each calendar year of employment agreement by which our consolidated net pre-tax profit in such calendar year exceed the amount of consolidated net pre-tax profit for the immediately preceding calendar year.

     Additionally, we agreed to grant Mr. Birshtein five year common stock purchase warrants, each of such warrants to provide for the purchase of one (1) share of our common stock at an exercise price equal to the closing price of our common stock on the date Mr. Birshtein is entitled to receive such warrants (the "Incentive Warrants"). Mr. Birshtein shall receive 100,000 Incentive Warrants for each $1,000,000 of Excess Net Pre-Tax Profits (or a pro-rated lesser number of Incentive Warrants based upon amounts of Excess Net Pre-Tax Profits which are less than $1,000,000 increments) in each calendar year during the employment agreement, up to a maximum of 1,000,000 Incentive Warrants in each such year. The Incentive Warrants entitle Mr. Birshtein to "cashless exercise" rights and demand and "piggy-back" registration rights with respect to the Incentive Warrants and the underlying shares of common stock.

     In the event that, upon the expiration of the employment agreement, it is not renewed or we and Mr. Birshtein have not entered into a successor employment agreement, we shall be obligated to pay Mr. Birshtein on such date, in cash, a lump sum amount equal to one-hundred-fifty percent (150%) of Mr. Birshtein's then base salary and the Bonus received by Mr. Birshtein with respect to the last year of the employment agreement.

     On February 28, 2000, we issued Mr. Birshtein 600,000 five-year common stock purchase warrants in consideration of the significant time an effort expended by him, on our behalf, for which he was not previously compensated for. Each warrant provides for the purchase of one (1) share of our common stock at an exercise price of $0.50 per share. The terms of the warrants include an anti-dilution clause for the adjustment of the exercise price and number and character of the underlying shares, under specific circumstances. These warrants also entitle Mr. Birshtein to "cashless exercise" rights and demand and "piggy-back" registration rights with respect to the warrants and the underlying shares of common stock. Simultaneously with the issuance of these warrants, we canceled warrants previously issued to Mr. Birshtein, for a like number of shares of our common stock, with an exercise price of $11.50 per share.

     Additionally, Mr. Birshtein receives a monthly office expense allowance of $1,800 on the first day of each month during the employment agreement.

Resignation of Theodore B. Shapiro as an Officer and Director; Termination of Employment Agreement

     Theodore B. Shapiro was elected as a Director and appointed President and CEO of the Company on January 6, 1998. On February 25, 1999, we entered into an Employment Agreement with Mr. Shapiro having a five-year term, which provided for an annual salary of $120,000.

     On February 28, 2000 we issued warrants to purchase 400,000 shares of common stock to Mr. Shapiro and simultaneously cancelled warrants previously issued to purchase the same number of shares, which were exercisable at a purchase price of $11.50 per share. The newly issued warrants have a five year exercise period beginning on the date of issuance at an exercise price of $0.50 per share. The warrants also entitle Mr. Shapiro to "cashless exercise" rights and demand and "piggy-back" registration rights with respect to the warrants and the underlying shares of common stock. The original warrants issued to Mr. Shapiro were in recognition of his uncompensated services expended on our behalf.

         As of December 31, 2001, we were in a disagreement with Mr. Shapiro concerning the validity and effect of an anti-dilution paragraph contained in his warrant agreement. In part, the paragraph at question provides that Mr. Shapiro's exercise price, and the number and character of the shares of common stock underlying Mr. Shapiro's warrants would be adjusted in the event that we sell or issue shares of common stock or any options exchangeable for, or convertible into, shares of our common stock at a price per share of our common stock less than the higher of either the then current market price per share of common stock or Mr. Shapiro's exercise price. There can be no assurance that this matter will be resolved on terms acceptable to us nor can there be any assurance that the resolution of this matter will not result in the adjustment of the exercise price and number and character of the underlying shares. In the event that we cannot resolve this matter on terms acceptable to us, and further that a court of law determines that Mr. Shapiro's position is the correct one, then upon the full exercise of Mr. Shapiro's warrants, we may be legally bound and obligated to issue additional shares of common stock to Mr. Shapiro of approximately 3.25 million shares, which would have an immediate and substantial dilutive effect on the shares of our common stock outstanding.

     Mr. Shapiro resigned as our President on May 1, 2000 and as Director and CEO on October 25, 2000, thereupon became Vice President. His Employment Agreement was terminated by mutual agreement on October 25, 2000. We, however, agreed to continue paying Mr. Shapiro an annual salary of $120,000 plus an expense allowance of $1,800 through January 10, 2001, when Mr. Shapiro resigned from his position as an officer and his salary and benefits were terminated.

Resignation of Robert L. Blessey as an Officer and Director; Termination of Employment Agreement

     Robert L. Blessey was elected as a Director and appointed Secretary of the Company on January 6, 1998. On February 25, 1999, we entered into an Employment Agreement with Mr. Blessey having a five-year term, which provided for an annual salary of $120,000.

     On February 28, 2000 we issued warrants to purchase 400,000 shares of common stock to Mr. Blessey and simultaneously cancelled warrants previously issued to purchase the same number of shares, which were exercisable at a purchase price of $11.50 per share. The newly issued warrants have a five-year exercise period beginning on the date of issuance at an exercise price of $0.50 per share. The warrants also entitle Mr. Blessey to "cashless exercise" rights and demand and "piggy-back" registration rights with respect to the warrants and the underlying shares of common stock. The original warrants issued to Mr. Blessey were in recognition of his uncompensated services expended on our behalf.

     As of December 31, 2001, we were in a disagreement with Mr. Blessey concerning the validity and effect of an anti-dilution paragraph contained in his warrant agreement. In part, the paragraph at question provides that Mr. Blessey's exercise price, and the number and character of the shares of common stock underlying Mr. Blessey's warrants would be adjusted in the event that we sell or issue shares of common stock or any options exchangeable for, or convertible into, shares of our common stock at a price per share of our common stock less than the higher of either the then current market price per share of common stock or Mr. Blessey's exercise price. There can be no assurance that this matter will be resolved on terms acceptable to us nor can there be any assurance that the resolution of this matter will not result in the adjustment of the exercise price and number and character of the underlying shares. In the event that we cannot resolve this matter on terms acceptable to us, and further that a court of law determines that Mr. Blessey's position is the correct one, then upon the full exercise of Mr. Blessey's warrants, we may be legally bound and obligated to issue additional shares of common stock to Mr. Blessey of approximately 3.25 million shares, which would have an immediate and substantial dilutive effect on the shares of our common stock outstanding.

     On October 25, 2000, Mr. Blessey resigned as a Director and his Employment Agreement was terminated by mutual agreement. After his resignation as a Director, Mr. Blessey continued to act as Secretary and continued to receive an annual salary of $120,000 plus an expense allowance of $1,800. On January 10, 2001, Mr. Blessey resigned from his position as an officer and his salary and benefits were terminated.

2001 Omnibus Plan, As Amended

     In January of 2001, our Board of Directors adopted the 2001 Omnibus Plan, which became effective in February of 2001 after stockholder approval. In June of 2001, our Board of Directors approved a resolution to increase the maximum aggregate number of shares that may be issued under the 2001 Omnibus Plan. Thereafter, the stockholders approved to increase the authorized number of shares issuable pursuant to the 2001 Omnibus Plan from 4,000,000 to 10,000,000 shares. This amendment became effective in August of 2001.

Summary of 2001 Omnibus Plan, as amended

     Qualified directors, officers, employees, consultants and advisors of ours and our subsidiaries are eligible to be granted (a) stock options ("Options"), which may be designated as nonqualified stock options ("NQSOs") or incentive stock options ("ISOs"), (b) stock appreciation rights ("SARs"), (c) restricted stock awards ("Restricted Stock"), (d) performance awards ("Performance Awards") or (e) other forms of stock-based incentive awards (collectively, the "Awards"). A director, officer, employee, consultant or advisor who has been granted an Option is referred to herein as an "Optionee" and a director, officer, employee, consultant or advisor who has been granted any other type of Award is referred to herein as a "Participant."

     The Omnibus Committee administers the 2001 Omnibus Plan, as amended, and has full discretion and exclusive power to (a) select the directors, officers, employees, consultants and advisors who will participate in the 2001 Omnibus Plan, as amended, and grant Awards to such directors, officers, employees, consultants and advisors, (b) determine the time at which such Awards shall be granted and any terms and conditions with respect to such Awards as shall not be inconsistent with the provisions of the 2001 Omnibus Plan, as amended, and (c) resolve all questions relating to the administration of the 2001 Omnibus Plan, as amended. Members of the Omnibus Committee receive no additional compensation for their services in connection with the administration of the 2001 Omnibus Plan, as amended.

     The Omnibus Committee may grant NQSOs or ISOs that are evidenced by stock option agreements. A NQSO is a right to purchase a specific number of shares of common stock during such time as the Omnibus Committee may determine, not to exceed ten years, at a price determined by the Omnibus Committee that, unless deemed otherwise by the Omnibus Committee, is not less than the fair market value of the common stock on the date the NQSO is granted. An ISO is an Option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). No ISOs may be granted under the 2001 Omnibus Plan, as amended, to an employee who owns more than 10% of our outstanding voting stock ("Ten Percent Stockholder") unless the option price is at least 110% of the fair market value of the common stock at the date of grant and the ISO is not exercisable more than five years after it is granted. In the case of an employee who is not a Ten Percent Stockholder, no ISO may be exercisable more than ten years after the date the ISO is granted and the exercise price of the ISO shall not be less than the fair market value of the common stock on the date the ISO is granted. Further, no employee may be granted ISOs that first become exercisable during a calendar year for the purchase of common stock with an aggregate fair market value (determined as of the date of grant of each ISO) in excess of $100,000. An ISO (or any installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

     The exercise price of the common stock subject to a NQSO or ISO may be paid in cash or, at the discretion of the Omnibus Committee, by the a promissory note or by the tender of common stock owned by the Option holder or through a combination thereof. The Omnibus Committee may provide for the exercise of Options in installments and upon such terms, conditions and restrictions as it may determine.

     A SAR is a right granted to a Participant to receive, upon surrender of the right, but without payment, an amount payable in cash. The amount payable with respect to each SAR shall be based on the excess, if any, of the fair market value of a share of common stock on the exercise date over the exercise price of the SAR, which will not be less than the fair market value of the common stock on the date the SAR is granted. In the case of a SAR granted in tandem with an ISO to an employee who is a Ten Percent Stockholder, the exercise price shall not be less than 110% of the fair market value of a share of common stock on the date the SAR is granted.

     Restricted Stock is common stock that is issued to a Participant at a price determined by the Omnibus Committee, which price per share may not be less than the par value of the common stock, and is subject to restrictions on transfer and/or such other restrictions on incidents of ownership as the Omnibus Committee may determine.

     A Performance Award granted under the 2001 Omnibus Plan, as amended (a) may be denominated or payable to the Participant in cash, common stock (including, without limitation, Restricted Stock), other securities or other Awards and (b) shall confer on the Participant the right to receive payments, in whole or in part, upon the achievement of such performance goals during such performance periods as the Omnibus Committee shall establish. Subject to the terms of the 2001 Omnibus Plan, as amended, and any applicable Award agreement, the performance goals to be achieved during any performance period, the length of any performance period, the amount of any Performance Award granted and the amount of any payment or transfer to be made pursuant to any Performance Award shall be determined by the Omnibus Committee.

     The Omnibus Committee may grant Awards under the 2001 Omnibus Plan, as amended, that provide the Participants with the right to purchase common stock or that are valued by reference to the fair market value of the common stock (including, but not limited to, phantom securities or dividend equivalents). Such Awards shall be in a form determined by the Omnibus Committee (and may include terms contingent upon a change of control of the Company); provided that such Awards shall not be inconsistent with the terms and purposes of the 2001 Omnibus Plan, as amended.

     The Omnibus Committee determines the price of any such Award and may accept any lawful consideration.

     The Omnibus Committee may at any time amend, suspend or terminate the 2001 Omnibus Plan, as amended; provided, however, that (a) no change in any Awards previously granted may be made without the consent of the holder thereof and (b) no amendment (other than an amendment authorized to reflect any merger, consolidation, reorganization or the like to which we are a party or any reclassification, stock split, combination of shares or the like) may be made increasing the aggregate number of shares of the common stock with respect to which Awards may be granted or changing the class of persons eligible to receive Awards, without the approval of the holders of a majority of our outstanding voting shares.

     In the event a Change in Control (as defined in the 2001 Omnibus Plan, as amended) occurs, then, notwithstanding any provision of the 2001 Omnibus Plan, as amended, or of any provisions of any Award agreements entered into between any Optionee or Participant and us to the contrary, all Awards that have not expired and which are then held by any Optionee or Participant (or the person or persons to whom any deceased Optionee's or Participant's rights have been transferred) shall, as of such Change of Control, become fully and immediately vested and exercisable and may be exercised for the remaining term of such Awards.

     If we are a party to any merger, consolidation, reorganization or the like, the Omnibus Committee has the power to substitute new Awards or have the Awards be assumed by another corporation. In the event of a reclassification, stock split, combination of shares or the like, the Omnibus Committee shall conclusively determine the appropriate adjustments.

     No Award granted under the 2001 Omnibus Plan, as amended, may be sold, pledged, assigned or transferred other than by will or the laws of descent and distribution, and except in the case of the death or disability of an Optionee or a Participant, Awards shall be exercisable during the lifetime of the Optionee or Participant only by that individual.

     No Awards may be granted under the 2001 Omnibus Plan, as amended, on or after January 2, 2011, but Awards granted prior to such date may be exercised in accordance with their terms.

     The 2001 Omnibus Plan, as amended, and all Award agreements shall be construed and enforced in accordance with and governed by the laws of the State of New York.

     As of December 31, 2001, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, options to acquire 7,970,000 shares of our common stock were granted under the 2001 Omnibus Plan, as amended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2001, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

                                                As of December 31, 2001(1)

                                         AMOUNT AND NATURE OF
        NAME OF BENEFICIAL OWNER           BENEFICIAL OWNER     PERCENT OF CLASS
        ------------------------           ----------------     ----------------

Boris Birshtein (2)(3)(4)                     96,795,000             88.2%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Aluminum-Power Inc.
87 Scollard Street
Toronto, Ontario M5R 1G4 (2)                  88,000,000             80.2%

Alexander M. Gordin (5)                        500,000               0.46%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Gary Shokin (6)                                500,000               0.46%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Shmuel Gurfinkel (7)                               --                   --
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Michael J. Solomon (8)                         100,000               0.09%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

John R. Loveland (9)                           100,000               0.09%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Walter J. Perchal (10)                             --                   --
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Vijay Sharma (11)                              250,000               0.23%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Donald W. Kirk (12)                            250,000               0.23%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Rafi Ferry (13)                                504,000               0.46%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

All Executive Officers and
Directors as a Group (10 persons)(14)         98,999,000             90.2%

--------------------------------

(1) Based on a total of 109,769,000 shares of common stock, which includes: (i) 100,039,000 shares of common stock issued and outstanding as of the date of December 31, 2001; (ii) warrants to purchase 1,460,000 shares of common stock; (iii) 7,970,000 options to purchase common stock granted pursuant to the 2001 Omnibus Plan, as amended; and, (iv) 300,000 options to purchase common stock granted outside of the 2001 Omnibus Plan, as amended. Note that the 100,039,000 shares of common stock issued and outstanding as of the date of December 31, 2001 takes into account (i) the cancellation of 200,000 shares erroneously issued to S&F Capital LLC, and (ii) assumes that such 200,000 shares were cancelled on or prior to December 31, 2001. Note further that the total of 109,769,000 shares of common stock does not take into account a potential resolution of the Company's disagreement with Mr. Blessey and Mr. Shapiro concerning the validity and effect of an anti-dilution paragraph contained in their respective warrant agreements. There can be no assurance that these matters will be resolved on terms acceptable to the Company nor can there be any assurance that the resolution of these matters will not result in the adjustment of the exercise price and number and character of the underlying shares. Should a court of law determine that the position of Messrs. Blessey and Shapiro is the correct one, then upon full exercise of their warrants, the Company may be obligated to fulfill the terms of these paragraphs and issue Messrs. Blessey and Shapiro additional shares of common stock of approximately 6.5 million shares, in the aggregate, which would have an immediate and substantial dilutive effect on the shares of the Company's common stock outstanding.

(2) Mr. Birshtein is an indirect owner of Aluminum-Power Inc. Aluminum-Power Inc.'s majority shareholder is Eontech Group Inc. Birshtein Holdings, Ltd. is the majority owner of Eontech Group Inc. Mr. Birshtein directly controls Birshtein Holdings, Ltd.

(3)  Mr. Birshtein currently serves as our Chairman of the Board.

(4) Includes 4,285,000 shares of common stock and warrants to purchase 600,000 shares of common stock owned directly by Mr. Birshtein; 3,910,000 owned by Magnum Associates,

     Inc., of which Mr. Birshtein is the sole shareholder; and, 88,000,000 shares of common stock owned by Aluminum-Power Inc.

(5) Includes 500,000 options to purchase common stock granted to Mr. Gordin pursuant to the 2001 Omnibus Plan, as amended. Mr. Gordin currently serves as a Director and the President and Chief Executive Officer.

(6) Includes 500,000 options to purchase common stock granted to Mr. Shokin pursuant to the 2001 Omnibus Plan, as amended. On February 16, 2001, Mr. Shokin resigned from his position as a Director but remains a Vice President and Secretary.

(7) On February 16, 2001, Mr. Gurfinkel resigned from his position as a Director, but remains our Chief Financial Officer. Mr. Gurfinkel is also a member of the executive management team of Intercomsoft Limited, our subsidiary.

(8) On February 16, 2001, Mr. Solomon was appointed as a member of the Board of Directors. Mr. Solomon was granted 100,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended.

(9) On February 16, 2001, Mr. Loveland was appointed as a member of the Board of Directors. For his services as a Director, Mr. Loveland was granted 100,000 options, outside of the 2001 Omnibus Plan, as amended, to purchase common stock.

(10) On February 16, 2001, Mr. Perchal was appointed as a member of the Board of Directors. Mr. Perchal owns approximately a 1% interest in Aluminum-Power Inc., beneficial owner of 88,000,000 shares of our common stock.

(11) On February 16, 2001, Mr. Sharma was appointed as a member of the Board of Directors. Pursuant to Mr. Sharma's Consulting Agreement with the Company, Mr. Sharma was granted 250,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended, for his services as R&D Center
     Coordinator. Mr. Sharma also serves as the President of Aluminum-Power Inc., beneficial owner of 88,000,000 shares of our common stock.

(12) Mr. Kirk was named as our Chief Scientific Advisor in February of 2001. According to the terms of his Consulting Agreement with the Company, Mr. Kirk was granted 250,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended.

(13) Mr. Ferry was named as our Marketing Director in February of 2001. In addition to the 4,000 shares owned by Mr. Ferry, Mr. Ferry was granted 500,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended, according to the terms of his Consulting Agreement with the Company. Mr. Ferry's wife serves as Mr. Birshtein's Executive Assistant. As such, she owns 100 shares of common stock and was granted options to purchase 250,000 shares of common stock, pursuant to the 2001 Omnibus Plan, as amended. Mr. Ferry disclaims beneficial ownership of his wife's shares of common stock and options to purchase common stock.

(14) Includes Messrs. Birshtien, Gordin, Solomon, Loveland, Perchal, Sharma, Gurfinkel, Shokin, Kirk and Ferry.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

o Through December 31, 2001, cash advances totaling approximately $400,000 have been made to the Company by Mr. Boris Birshtein, our Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock, or by entities effectively owned and controlled by Mr. Birshtein. Of the approximately $400,000 advanced, Mr. Birshtein personally advanced approximately $104,000, and entities, effectively owned and controlled by Mr. Birshtein, advanced approximately $48,000 during fiscal year ended December 31, 2001. The cash advances made to the Company are non-interest bearing and due on demand.

o On July 24, 2001, Eontech R&D, Inc. ("Eontech R&D") was incorporated under the laws of the State of Delaware for the purpose of conducting research and development of emerging technologies. Currently, there are 1000 shares of its common stock issued and outstanding, 240 of which are owned by us. Of the remaining shares of common stock that are issued and outstanding, Aluminum-Power Inc. owns 510 shares of Eontech R&D and AGGI Limited, LLC ("AGGI"), an Ohio limited liability company in the business of conducting research and development of alternative energy technologies, owns the remaining 250 shares. All of the shareholders of Eontech R&D have entered into a Shareholders Agreement. The members of the Board of Directors of Eontech R&D includes Alexander Gordin, one of our Directors, our CEO and President, and Alon Birshtein, the son of Mr.
Birshtein, our Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock.

     On August  28,  2001,  we  entered  into an  agreement  with  Eontech  R&D,
Aluminum-Power Inc., AGGI and Eontech Group Inc. (the "August 28, 2001 Agreement") whereby Eontech R&D is to conduct research on our and Aluminum-Power Inc.'s aluminum-power fuel cell technology. Additionally, Eontech R&D is obligated to assist in the creation, production, design, manufacture, marketing and distribution of products for an on behalf of Aluminum-Power Inc. and us, when requested.

     Pursuant to the August 28, 2001 Agreement, AGGI is obligated to provide its premises, facilities, equipment and all its necessary human resources to Eontech R&D in order for Eontech R&D to fulfill its own obligations under the August 28, 2001 Agreement.

     The parties to the August 28, 2001 Agreement have agreed that AGGI will charge Eontech R&D the cost, with no profit, for Eontech R&D's use of AGGI's premises, equipment and personnel.

     Generally, under the August 28, 2001 Agreement, Eontech R&D is entitled to sell, for its own account, prototypes and production lines it may develop on behalf of Aluminum-Power Inc. and us; provided, however, that Eontech R&D first obtain permission from Aluminum-Power Inc. and us. Eontech R&D is not, however, permitted to sell products actually produced from such prototypes or from such production lines. Furthermore, Aluminum-Power and we have agreed to advance any moneys owed by Eontech R&D to AGGI, under the August 28, 2001 Agreement, if Eontech R&D does not have sufficient funds to pay AGGI. However, Eontech R&D has agreed that it will repay such advances to Aluminum-Power Inc. and us before Eontech R&D makes any distribution to its shareholders of any profits it may derive from the sale of prototypes and/or production lines. As of December 31, 2001, Eontech R&D did not have sufficient funds to pay AGGI and we advanced $40,000 to AGGI on behalf of Eontech R&D.

     Additionally, under the August 28, 2001 Agreement, we have agreed to issue AGGI a stock option to purchase 2,000,000 shares of our common stock, with an exercise price of $0.50 per share, expiring August 23, 2003; provided, however, that if the closing price of our common stock is less than $1.00 per share, as listed on any exchange, at 5:00 p.m. (EST) on August 23, 2003, then we shall be obligated to pay to AGGI for each share of stock which is subject to the option, whether the option has been exercised or unexercised, the difference between $1.00 and the price of our common stock at which the stock was last traded, but in no event more than $0.50 per share.

     Under the August 28, 2001 Agreement, Eontech Group Inc. has also agreed to issue to AGGI a stock option to purchase 5.54 shares of its common stock, representing five percent (5%) of its issued and outstanding common stock, as of the date of the August 28, 2001 Agreement, with an exercise price of $902,527.08 per share or a total of $5,000,000, expiring on August 23, 2004. However, AGGI can exercise the options without payment of any exercise price if: (i) AGGI and/or Eontech R&D have completed working prototypes which, in the discretion of Aluminum-Power Inc. and us, are immediately commercially marketable, for: (a) fuel cell cartridges, electric power stations, electric cartridges for universal military applications, and electric batteries for automobiles; and (b) a production line to produce cathode, anode or electrolytes; and (ii) Aluminum-Power Inc. and/or we have entered into a major license or distribution agreement for one or more of the products produced.

     Other than as described above, AGGI has no other relationship with us and/or Aluminum-Power Inc., and/or any of our respective officers, directors or affiliates.

o On August 15, 2001, we any granted John R. Loveland, a Director, options to purchase 100,000 shares of common stock, with an expiration date of August 15, 2006 and an exercise price of $0.50 per share of common stock. These options were not granted pursuant to the terms of the 2001 Omnibus Plan, as amended. This transaction by the Company did not involve any public offering and was exempt from the registration requirements under the Securities Act pursuant to
Section 4(2) thereof.

o Mr. Birshtein directly controls Birshtein Holdings, Ltd., the majority owner of Eontech Group Inc. Eontech Group Inc. is the majority shareholder of Aluminum-Power Inc., the holder of a majority of the outstanding shares of our common stock. See "Directors, Executive Officers, Promoters and Control Persons", and "Security Ownership of Certain Beneficial Owners and

Management." In July of 2001, Eontech Group Inc. entered into an agreement with Mr. Jerry Goodis and The DragonWyck Corporation, whereby Mr. Goodis and The DragonWyck Corporation have agreed to provide Eontech Group Inc., and its subsidiaries and affiliates, including us and Aluminum-Power Inc., with certain consulting services. As partial consideration for such services, we have agreed to grant options to The DragonWyck Corporation to purchase 200,000 shares of our common stock, for a period of three years, at an exercise price of $0.50 per share of common stock.

o Partners Group I, Inc. ("Partners") is a corporation owned and jointly controlled by Mr. Kerry Moody, who was appointed as one of our directors on February 16, 2001 and elected in August of 2001. In June 2001, we entered into an oral agreement to pay Partners $5,000 per month for Mr. Moody to provide to us certain government relations services and strategic advice pertaining to federal and state governments and their respective agencies. Additionally, we agreed to pay all of Partners' reasonable and customary expenses incurred in the performance of the consulting services. Furthermore, we agreed to grant Mr. Moody, as Partner's designee, the right to purchase up to 500,000 shares of our common stock with an exercise price of $0.01 per share for a period of one year, 100,000 of which immediately vested on June 1, 2001, and thereafter the remaining options to vest at a rate of 25,000 per month during the term of the agreement between the parties.

     Effective October 25, 2001, Mr. Moody resigned as a director. Additionally, our agreement with Partners expired on October 31, 2001. As a result, Partners received all the compensation owed under the consulting agreement, in addition to options to purchase a total of 200,000 shares of our common stock, with an exercise price of $0.01 per share for a period of one year from the dates of their grant.

o On June 1, 2001, with our cooperation and assistance, Aluminum-Power Inc. opened an International Research and Development Center in Toronto, Ontario, Canada (the "R&D Center"). The R&D Center is located in a 6,000 square foot facility that Aluminum-Power Inc. leased on March 31, 2001, for a five-year term. Pursuant to a Research & Development Agreement between Aluminum-Power Inc. and us, dated July 1, 2001, we have agreed to reimburse Aluminum-Power Inc. a percentage of its costs (as such costs relate to work specifically performed for and on behalf of us). The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff.

     The Research & Development Agreement provides us with unlimited use of the R&D Center, unlimited use of all equipment and unlimited use of all employees located at the R&D Center, for a period of five years, provided that we pay, proportionately, all costs and expenses associated with the use of the R&D Center. Under the Research & Development Agreement, for a period of five years, we are not obligated to pay any amount owed to Aluminum-Power Inc., with the exception of a monthly fee equal to 1.2% of Aluminum-Power Inc.'s fixed monthly expenses associated with the R&D Center. The accrued balance of the total amount owed to Aluminum-Power Inc. is payable on the fifth anniversary of the Research & Development Agreement, together with interest at a rate of two percent (2%) per annum. As of December 31, 2001, the Company owed Aluminum-Power Inc. approximately $232,000.

o On February 1, 2001, we entered into a Consulting Agreement with Mr. Donald W. Kirk, who was named as our Chief Scientific Advisor, for a two year term. According to the terms of his Consulting Agreement, Mr. Kirk receives $2,750 per month and was granted 250,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended, with an exercise price of $0.50 per share and an expiration date of August 15, 2006.

o On February 1, 2001, we entered into a Consulting Agreement with Mr. Vijay Sharma, who was named our R&D Center Coordinator, for a two year term. Mr. Sharma was subsequently appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. Pursuant to his Consulting Agreement, Mr. Sharma received $44,000 during fiscal year 2001 for his services as R&D Center Coordinator, and will continue to receive that amount during fiscal year 2002. Additionally, for his services, Mr. Sharma was granted 250,000 options on August 15, 2001, pursuant to the terms of the 2001 Omnibus Plan, as amended, with an exercise price of $0.50 per share and an expiration date of August 16, 2006. Mr. Sharma also serves as the President of Aluminum-Power Inc., beneficial owner of 88,000,000 shares of our common stock.

o On February 1, 2001, we entered into a Consulting Agreement with Mr. Rafi Ferry, who was named as our Marketing Director, for a two year term. Pursuant to the terms of his Consulting Agreement, Mr. Ferry receives a monthly consulting fee of $5,000 per month for his services. Additionally, Mr. Ferry was granted an option to purchase granted 500,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended. Mr. Ferry's wife serves as Mr. Birshtein's Executive Assistant. She owns 100 shares of common stock and was granted options to purchase 250,000 shares of common stock, pursuant to the 2001 Omnibus Plan, as amended. Mr. Ferry disclaims beneficial ownership of his wife's shares of common stock and options to purchase common stock.

o Mr. Boris Birshtein effectively controls Eontech Group Inc., the entity that is the majority shareholder of Aluminum-Power Inc. As a result of Mr. Birshtein's interest in Aluminum-Power Inc., an introduction was made between Aluminum-Power Inc. and us. Discussions between the parties ensued and eventually resulted in an agreement by and between the parties for our acquisition of certain aluminum-air fuel cell technology from Aluminum-Power Inc. in exchange for a substantial part of our then operating assets located in the Republic of Moldova. Mr. Birshtein did not receive any form of compensation for his introduction of Aluminum-Power Inc. to us.

     On January 11, 2001, Mr. Birshtein, in his capacity as the beneficial owner of the majority of outstanding shares of our common stock, provided irrevocable written consent approving our acquisition and licensing of certain aluminum-air fuel cell technology from Aluminum-Power Inc., in exchange for our issuance of 88,000,000 shares of our common stock and our transfer of certain of our operating assets located in the Republic of Moldova to Aluminum-Power Inc.
Additionally, in January 2001, our Board of Directors (with Mr. Birshtein abstaining as a result of his interest in the transaction with Aluminum-Power Inc.) approved such actions, including the transaction with Aluminum-Power Inc. See "Description of Business".

     Upon   consummation   of  the   Technology   Acquisition   Agreement   with
Aluminum-Power Inc., Mr. Birshtein effectively became the beneficial owner of 96,795,000 shares of our common stock, or approximately 95.7% of our outstanding shares as of the closing of the Technology Acquisition Agreement. See "Security Ownership of Certain Beneficial Owners and Management".

o On June 18, 2000, we entered into a loan arrangement with Magnum. Magnum loaned us $796,000, which we needed to fulfill increased statutory capital requirements imposed upon our then subsidiary, Banca Commerciala pe Actiuni "Export-Import" ("Banca"), by the National Bank of Moldova. Our Board of Directors accepted this loan by resolution after we failed to obtain the money through independent third parties. On June 28, 2000, we paid $74,000 of principal on the loan, thereby reducing the principal amount owed to $722,000. On December 16, 2000, Magnum assigned all of its rights, obligations and liabilities created under the June 18, 2000 loan to Starbeam Ltd. ("Starbeam"), a corporation effectively owned and controlled by Mr. Birshtein.

o The National Bank of Moldova then issued risk-based capital adequacy regulations requiring all banks operating with a "B" license, which Banca holds, to maintain a minimum amount of capital. Pursuant to these regulations, Banca was forced to again increase its capital, this time, in the amount of $1,216,000 on or prior to December 31, 2000. We were unsuccessful in our attempts to secure financing through independent third parties to meet these capital requirements. In order to raise the $1,216,000 to meet the increased capital requirements and for Banca to maintain its "B" license, our Board of Directors approved the transfer of 100% of the capital stock of Maximilia, Ltd. ("Maximilia"), a subsidiary at the time, and 50% of the capital stock of Sturge, Ltd., another subsidiary at the time, to Starbeam in exchange for $1,216,000 in cash plus satisfaction of the original loan to Magnum, which was assigned to Starbeam, in the then principal amount of $722,000, being total consideration of $1,938,000. At the time that our interests in Maximilia and Sturge were transferred to Starbeam, Maximilia and Sturge each owned 50% (or 100% in the aggregate) of the issued and outstanding capital stock of Banca.

o On April 3, 2000, we transferred $1,349,000 (representing principal and interest) in payment of an obligation on our books to Magnum Associates, Ltd. ("Magnum"), a controlling stockholder at the time, which is owned and controlled by Mr. Birshtein. This obligation to Magnum arose from the transactions contemplated in the Agreement and Plan of Reorganization, dated December 13, 1997.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  The exhibits listed below are filed as part of this Annual Report.

    Exhibit No.                     Document
    -----------                     --------

       3(i) Articles of Incorporation (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144)

       3(ii) By-laws (incorporated by reference from the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144)

       10(i) Technology Asset Acquisition Agreement Dated January 11, 2001 by and between Trimol Group, Inc. and Aluminum-Power, Inc. (incorporated by reference from the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)

      10(ii) License Agreement Dated January 11, 2001 by the between Trimol Group, Inc. and Aluminum-Power, Inc. (incorporated by reference from the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)

      10(iii) August 28, 2001 Agreement by and between Trimol Group, Inc., Eontech R&D, Inc., Aluminum-Power Inc., AGGI Limited, LLC and Eontech Group Inc.

      10(iv) July 6, 2001 Letter Agreement (and Rider) between Eontech Group Inc. and Mr. Jerry Goodis and The DragonWyck Corporation

       10(v) July 1, 2001 Research & Development Agreement between Aluminum-Power Inc. and Trimol Group, Inc.

      10(vi) Consulting Agreement between Donald W. Kirk and Trimol Group, Inc., dated February 1, 2001

      10(vii) Consulting Agreement between Vijay Sharma and Trimol Group, Inc., dated February 1, 2001

     10(viii) Consulting Agreement between Rafi Ferry and Trimol Group, Inc., dated February 1, 2001

        21               Subsidiaries of the Registrant

        23               Consent of Paritz & Company, P.A.



     (b) Reports on Form 8-K filed during the fourth quarter period covered by this Report are the following:

          1. Amended Current Report on Form 8-K/A filed on January 19, 2001 amending the Company's Current Report on Form 8-K filed on December 12, 2000.

          3. Current Report on Form 8-K filed on March 1, 2001 announcing the acquisition of the battery technology.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April, 2002.

TRIMOL GROUP, INC.


By:      /s/ Alexander Gordin
      ------------------------------
Name:   Alexander Gordin
Titles: Chief Executive Officer, President, and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


By:            /s/  Boris Birshtein                         Date: April 11, 2001
    -------------------------------------------------
Name:   Boris Birshtein
Title:  Chairman of the Board and Director


By:            /s/   Alexander Gordin                       Date: April 11, 2001
    -------------------------------------------------
Name:   Alexander Gordin
Title:  President, Chief Executive Officer, and Director


By:            /s/     Michael J. Solomon                   Date: April 11, 2001
    -------------------------------------------------
Name:   Michael J. Solomon
Title:  Director

By:            /s/     John R. Loveland                     Date: April 11, 2001
    -------------------------------------------------
Name:   John R. Loveland
Title:  Director

By:            /s/   Walter J. Perchal                      Date: April 11, 2001
    -------------------------------------------------
Name:   Walter J. Perchal
Title:  Director

By:            /s/        Vijay Sharma                      Date: April 11, 2001
    -------------------------------------------------
Name:   Vijay Sharma
Title:  Director