Form 10QSB
period 2002-03-31
TRIMOL GROUP INC
filed 2002-05-15
CIK 1011733

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ___ to ___

    Commission file number: 000-26971

                               TRIMOL GROUP, INC.
       (Exact Name of Small Business Issuer as it appears in its charter)

                                    DELAWARE
         (State or other Jurisdiction of Incorporation or Organization)

                                   13-3859706
                      (I.R.S. Employer Identification No.)

                     1285 Avenue of the Americas, 35th Floor
                            New York, New York 10019
                    (Address of principal executive offices)

                                 (212) 554-4394
                           (Issuer's Telephone Number)

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes[  ] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: at March 31, 2002, there were 100,039,000 issued and outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format (Check one): [ ]Yes   [X]No

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS..................................................1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............2

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................6

ITEM 2. CHANGES IN SECURITIES.................................................6

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

ITEM 5. OTHER INFORMATION.....................................................6

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................6

SIGNATURES....................................................................7

                         PART I - FINANCIAL INFORMATION


     ITEM 1. FINANCIAL STATEMENTS


                               TRIMOL GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF March 31, 2002

TRIMOL GROUP, INC

Contents                                                           Page Numbers

Independent Accountants' Review Report.................................F-1

Consolidated Balance Sheet.............................................F-2

Consolidated Statement of Operations...................................F-3

Consolidated Statement of Cash Flows...................................F-4

Notes to the Consolidated Financial Statements..................F-5 to F-7

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                            Paritz & Company, P.A.
                                            Hackensack, New Jersey
                                            Date:  May 8, 2002

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------

                                                                   March 31, 2002   December 31, 2001
                                                                     (Unaudited)        (Audited)
-----------------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash                                                                 $    85,000       $    44,000
Accounts receivable                                                      435,000           480,000
Prepaid expenses                                                          58,000            58,000
                                                                     -----------       -----------
   Total current assets                                                  578,000           582,000

Deferred offering costs                                                   35,000            35,000
                                                                     -----------       -----------

TOTAL ASSETS                                                         $   613,000       $   617,000
                                                                     ===========       ===========


LIABILITIES

Current liabilities:
Trade accounts payable                                               $   540,000       $   531,000
Accrued expenses                                                         231,000           280,000
Payable to related parties                                               893,000           866,000
                                                                     -----------       -----------

TOTAL LIABILITIES                                                      1,664,000         1,677,000
                                                                     -----------       -----------

SHAREHOLDERS' DEFICIENCY:
Preferred Stock:  10,000 shares authorized of US$1.00 par value
     No shares issued and outstanding                                         --                --
Common Stock: 130,000,000 shares authorized of US$0.01 par
      Value, 100,039,000 shares issued and outstanding                 1,000,000         1,000,000
Additional paid-in capital                                             5,298,000         5,298,000
Accumulated deficit                                                   (7,349,000)       (7,358,000)
                                                                     -----------       -----------

TOTAL SHAREHOLDERS' DEFICIENCY                                        (1,051,000)       (1,060,000)
                                                                     -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       $   613,000       $   617,000
                                                                     ===========       ===========

-----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

------------------------------------------------------------------------------------

                                                       Three Months Ended March 31,
                                                          2002              2001
------------------------------------------------------------------------------------
REVENUES                                             $  1,243,000      $    785,000
                                                     ------------      ------------

OPERATING EXPENSES
Cost of revenues                                          397,000           246,000
Marketing and promotion                                     2,000            28,000
Research and development                                  115,000            40,000
Other operating expenses                                  720,000           560,000

TOTAL OPERATING EXPENSES                                1,234,000           874,000
                                                     ------------      ------------

NET INCOME (LOSS)                                    $      9,000      $    (89,000)
                                                     ============      ============


Net income (loss) per share (basic and diluted)             .0001            (.0016)
                                                     ============      ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                    100,039,000        54,083,444
                                                     ============      ============

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

------------------------------------------------------------------------------------
                                                        Three Months Ended March 31,
                                                           2002            2001
------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                       $   9,000       $ (89,000)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Stock based compensation                                       --              --

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                        45,000        (109,000)
Accounts payable                                            9,000           8,000
Accrued expenses                                          (49,000)         82,000
                                                        ---------       ---------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                       14,000        (108,000)
                                                        ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net advances from related parties                          27,000          20,000
                                                        ---------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  27,000          20,000
                                                        ---------       ---------

INCREASE (DECREASE) IN CASH                                41,000         (88,000)

CASH - BEGINNING OF PERIOD                                 44,000         107,000

CASH - END OF PERIOD                                    $  85,000       $  19,000
                                                        =========       =========

Supplemental disclosures of cash flow information:
Interest paid                                           $      --       $      --
                                                        =========       =========
Income taxes paid                                       $   1,000       $      --
                                                        =========       =========

------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

The consolidated statements of the Company include the accounts of the Company and its operating subsidiary.

Inter-company balances have been eliminated in consolidation.

NOTE 2 - OPERATIONS

The Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air (aluminum) fuel cell solely for use with consumer portable electronic devices, all rights and title to certain technology relating to metal-air (aluminum) fuel cells, and the design and know-how to a DC/DC Converter designed and developed by a related company. Substantially all of the research and development costs related to this technology are allocated from the majority shareholder of the Company (see Note 4).

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft") a non- resident Irish company, which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents (passports, drivers' licenses and ID cards) pursuant to a license agreement of such proprietary technology. Currently Intercomsoft's only customer is the Government of the Republic of Moldova.

Note 3 - Risks and uncertainties

The following factors relating to the Company and its business should be carefully considered:

     (a) Intercomsoft's only customer is the Moldovan Ministry of Economics of the Republic of Moldova, a former republic of the Soviet Union. The current political and economic situation in Moldova, which has historically been unstable, could have a material adverse effect on Intercomsoft, and thus on the Company.

     (b) In December 2000 Trimol exchanged a substantial part of its assets for the technology referred to in Note 2. As such, the Company's success will be largely dependent upon the success of the technology acquired. Although, The United States Patent and Trademark Office has issued a patent on the technology, there can be no assurances that such office will afford such technology additional patent protection and there can be no assurances that such technology will be marketable and/or profitable. Additionally, the Company believes that in order to support its plan to develop and market this technology, it will be necessary to seek additional capital. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to further develop and market the technology, as well as fund the operation and expansion of the business. Such inability to obtain additional financing when needed would have a negative effect on the business of the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the existing shares of common stock.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

(a) Transactions

     On July 1, 2001, the Company entered into an agreement with Aluminum Power Inc, ("API"), a company owned and controlled by the principal shareholder of the Company, pursuant to which Trimol would reimburse API for its allocated portion of expenses attributable to the Company's technology referred to in Note 2. API, with the cooperation and assistance of the Company, operates a research and development center ("R&D Center") in Toronto, Ontario, Canada. The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of staff, including mechanical engineers, design engineers, research and development scientists and a support staff.

     The agreement provides the Company with unlimited use of the R&D Center and unlimited use of all equipment and employees located at the center. The Company is obligated to pay API proportionately all costs and expenses associated with the use of the R&D Center. In addition, the Company pays API to lease its proportionate share of the R&D Center's equipment and improvements at a monthly rate of 1.2% of the R&D Center's fixed assets.

     Allocated research and development expenses at the R&D Center for the three months ended March 31, 2002 aggregated $69,153.

(b) At March 31, 2002 amounts payable to related parties consists of the following:

     Cash advances from the Chairman of the Board ("Chairman") of the
     Company, which includes $223,000 from a company owned by the
     Chairman, to meet operating expenses                                     (1)   $374,000

     Accrued compensation due to the Chairman.  (See Note 5)                  (1)    288,000

     Due to API                                                               (2)    231,000
                                                                                    --------

                                                                                    $893,000
                                                                                    ========

     (1) These amounts are non-interest bearing and due on demand.

     (2) This amount bears interest at 2% per annum and is due July 1, 2006.

NOTE 5-COMMITMENTS AND GENERAL COMMENTS

Intercomsoft has entered into an agreement for the purchase of equipment, software and consumables for the production of computerized documents. As part of this agreement, Intercomsoft is provided with guidance and support required for installation and operation of the equipment, as well as the materials required for its maintenance. In addition to the cost of the merchandise under the above noted agreement, Intercomsoft is obligated to pay 25% of its profits to the supplier of the equipment, software and consummables, as more clearly defined under the agreements.

The Company has an employment agreement with its Chairman of the Board ("Chairman") which expires January 1, 2004 and provides for base annual compensation of $250,000. In addition, the Employment Agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock up to a maximum of 1,000,000 shares of common stock per year at an exercise price equal to the closing price of common stock on the issue date. As of March 31, 2002, no Incentive Warrants were outstanding.

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

NOTE 6-SEGMENT INFORMATION

The Company's operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces computerized identification documents, research and development of the aluminum-air fuel cell technology acquired from a related party, and general and administrative expenses incurred for corporate purposes.

                                          Research and    Corporate and
                        Intercomsoft      Development     Administrative         Total
Net sales                $1,243,000       $       --        $       --        $1,243,000

Operating expenses          782,000          115,000           268,000         1,234,000
                         ----------       ----------        ----------        ----------

Net income (loss)        $  461,000       $ (115,000)       $ (268,000)       $    9,000
                         ==========       ==========        ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following management's discussion and analysis of financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

PLAN OF OPERATION

General

     In the first quarter of 2001, we acquired certain rights from Aluminum-Power, Inc. ("Aluminum Power"), the Company's majority shareholder, to a mechanically rechargeable aluminum-air fuel cell technology for use in portable consumer electronics such as cellular telephones and lap top computers. We believe that such fuel cell technology has the potential to be a significant advance in power generation. Since the acquisition of such rights, we have continued to advance research, development and marketing efforts of such technology. We are actively seeking strategic business partners in connection with the commercialization of such technology.

     On June 1, 2001, in a joint effort with Aluminum-Power, we opened an International Research and Development Center in Toronto, Ontario, Canada (the "R&D Center"). The R&D Center is located in a 6,000 square foot facility that Aluminum-Power leased on March 31, 2001, for a five-year term. Pursuant to a Research & Development Agreement between Aluminum-Power and the Company, dated July 1, 2001, we have agreed to reimburse Aluminum-Power a percentage of its costs (as such costs relate to work specifically performed for and on behalf of the Company). The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff.

     The Research & Development Agreement provides us with unlimited use of the R&D Center, unlimited use of all equipment and unlimited use of all employees located at the R&D Center, for a period of five years, provided that we pay, proportionately, all costs and expenses associated with the use of the R&D Center. Under the Research & Development Agreement, for a period of five years, we are not obligated to pay any amount owed to Aluminum-Power, with the exception of a monthly fee equal to 1.2% of Aluminum-Power's fixed assets associated with the R&D Center. The accrued balance of the total amount owed to Aluminum-Power shall be payable on the fifth anniversary of the Research & Development Agreement, and shall bear interest at a rate of two percent (2%) per annum.

     We have vigorously pursued the prosecution of patent applications filed in connection with our licensed technology. On March 12, 2002, the United States Patent and Trademark Office issued patent number 6,355,369 entitled "Ecologically Clean Mechanically Rechargeable Air-Metal Current Source" to which we have an exclusive world-wide license for use in portable consumer electronics. We believe that this patent strengthens the protection of our proprietary aluminum-air fuel cell technology which is designed to provide an environmentally responsible, emission free power source ideal for use in a variety of electric products, devices and systems.

     In addition to the fuel cell technology, we operate Intercomsoft, Ltd. ("Intercomsoft"), a wholly owned subsidiary. Intercomsoft is a provider of proprietary technology and consumables used to produce secure essential government identification documents such as drivers' licenses and passports. Currently, Intercomsoft only provides such technology and consumables to the Government of the Republic of Moldova, although it is actively seeking other opportunities throughout the European market place. Intercomsoft utilizes a technology that is leased from Supercom, Ltd., an Israeli corporation, pursuant to a lease agreement dated August 25, 1995 with a term of ten (10) years with an automatic ten (10) year extension, unless either party submits a written notification of termination prior to the expiration of the initial 10 year term.

RESULTS OF OPERATIONS

General

     During the three month period ending March 31, 2002, our assets consisted of an aluminum-air fuel cell technology, as more fully described above, and Intercomsoft, a wholly owned subsidiary which currently operates in and derives its revenues from services performed for the Government of the Republic of Moldova pursuant to an agreement with such Government. Although Intercomsoft is actively seeking to expand its services to areas outside of the Republic of Moldova, the uncertain economy and political instability in the Republic of Moldova could have a material adverse effect on us.

Comparison of Three Months Ending March 31, 2002 to Three Months Ending March 31, 2001.

     During the three months ending March 31, 2002, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $1,243,000 as compared to $785,000 for the same period in 2001, an increase of approximately 58%. The increase in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova. In addition, a program of public awareness was put into effect in 2001 encouraging the renewal of various forms of government licenses and registrations, reminding individuals to renew expiring documents resulting in an increase in the issuance of such replacement documents. Cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents.

     During the three months ending March 31, 2002, Intercomsoft's costs associated with generating these revenues was $397,000 or 32% of revenues as compared to $246,000 or 31% of revenues for the same period in 2001. The percentage of costs associated with generating revenues remained stable due to the purchase of new equipment in the year 2000 which resulted in a reduction in maintenance costs. This resulted in gross profit for Intercomsoft of $846,000 for the three month period ending March 31, 2002 as compared to $539,000 for the same period in 2001, an increase of approximately 56%.

     General and administrative expenses for the three months ending March 31, 2002, were approximately $720,000, which consisted of $385,000 from Intercomsoft and $335,000 of general corporate and administrative expenses. Included in Intercomsoft's general and administrative expenses are $363,000 of marketing expenses for the purpose of expanding the use of Intercomsoft's services to other areas and regions in the European marketplace. For the same period in 2001 general and administrative expenses aggregated approximately $560,000, which consisted of $124,000 from Intercomsoft (of which $111,000 was marketing expenses) and $436,000 of general corporate and administrative expenses. The decrease of $101,000, or 23%, in general corporate and administrative expenses resulted, in part, from a savings in accounting and other fees, salaries and services provided in connection with our former subsidiaries in the Republic of Moldova, as well as the streamlining of corporate overhead and downsizing of executive salary compensation.

     Beginning in the first quarter of 2001, we began our research and development program of the aluminum-air fuel cell technology acquired in such period. To that end, together with our majority shareholder Aluminum-Power Inc., we opened an International Research & Development Center in Toronto, Ontario, Canada. The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff. Research and development costs for the three month period ending March 31, 2002 were $115,000 as compared to $40,000 for the same period in 2001. The increase in research and development costs resulted from the increase in research and development of our aluminum-air fuel cell technology and the opening of an R&D Center to facilitate such ongoing activities. The marketing costs related to such technology was $2,000 for the three month period ending March 31, 2002 as compared to $20,000 for the same period in 2001. The decrease in marketing from the comparative period in 2001 resulted from a change in focus of marketing needs in the current period.

     We had a net profit from operations of approximately $9,000 for the three month period ending March 31, 2002 as compared to a net loss of $89,000 for the same period the 2001.

     We currently derive all of our revenues and income pursuant to Intercomsoft's supply contract from the Government of the Republic of Moldova. The Government of the Republic of Moldova has historically been unstable and we would have limited recourse should the Government default on the supply contract or discontinue use of Intercomsoft's services provided under the supply contract. We do not anticipate revenues from the aluminum-air fuel cell technology in the fiscal year ending December 31, 2002. If for any reason (or for no reason) such supply contract were terminated, the terms were materially or amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as us.

Liquidity & Capital Resources

     Our joint venture with Aluminum-Power to operate the R&D Center has added additional costs and expenses associated with running such facility. As of March 31, 2002, we owed Aluminum-Power approximately $231,000 payable on July 1, 2006, which is the fifth anniversary of the Research and Development Agreement, and bearing interest at a rate of 2% per annum. Although no assurances can be made, we believe that expenses will increase during the fiscal year ending December 31, 2002, due to our plans to continue to develop, market, and commercialize the aluminum-air fuel cell technology.

     Through March 31, 2002, cash advances totaling approximately $374,000 have been made to us by Mr. Boris Birshtein, the Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock, or by entities effectively owned and controlled by Mr. Birshtein. Of the approximately $374,000 advanced, Mr. Birshtein personally advanced approximately $151,000 and entities effectively owned and controlled by Mr. Birshtein, advanced approximately $223,000. All such cash advances are non-interest bearing and due on demand.

     While we believe we have adequate capital to fund current operations for fiscal year 2002, we may need to obtain additional working capital for future periods in order to carry costs associated with our plans concerning the technology.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. None.

     (b) There were no Reports on Form 8-K filed during the quarter ending March 31, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRIMOL GROUP, INC.

Date: May 15, 2002                 By: /s/ Alexander Gordin
                                      ------------------------------------------
                                   Name:   Alexander Gordin
                                   Titles: President and Chief Executive Officer