Form 10QSB/A
period 2002-03-31
TRIMOL GROUP INC
filed 2002-05-31
CIK 1011733

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                (Amendment No. 1)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-QSB/A of Form 10-QSB of Trimol Group, Inc. for the quarter ended March 31, 2002 originally filed on May 15, 2002 amends
Note 5 to the Consolidated Financial Statements and Item 2 - "Changes in Securities" in Part II - "Other Information" of Form 10-QSB. This amendment discloses an independent consultant agreement entered into January 2, 2002 and certain stock options granted as compensation pursuant thereto, that was inadvertently omitted from the original filing. This report speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.


               ==================================================

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS...............................................1

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........2

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS..................................................6

ITEM 2.     CHANGES IN SECURITIES..............................................6

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES....................................6

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................6

ITEM 5.     OTHER INFORMATION..................................................6

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...................................6

SIGNATURES.....................................................................7

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                               TRIMOL GROUP, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF March 31, 2002

TRIMOL GROUP, INC

CONTENTS                                                            Page Numbers

Independent Accountants' Review Report....................................F-1

Consolidated Balance Sheet................................................F-2

Consolidated Statement of Operations......................................F-3

Consolidated Statement of Cash Flows......................................F-4

Notes to the Consolidated Financial Statements.....................F-5 to F-7

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


                                            PARITZ & COMPANY, P.A.
                                            Hackensack, New Jersey
                                            Date:  May 8, 2002

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

                                                                   March 31, 2002     December 31, 2001
                                                                     (Unaudited)          (Audited)
                                                                   --------------     -----------------
ASSETS

Current assets:
Cash                                                                $    85,000          $    44,000
Accounts receivable                                                     435,000              480,000
Prepaid expenses                                                         58,000               58,000
                                                                    -----------          -----------
      Total current assets                                              578,000              582,000

Deferred offering costs                                                  35,000               35,000
                                                                    -----------          -----------

TOTAL ASSETS                                                        $   613,000          $   617,000
                                                                    ===========          ===========



LIABILITIES

Current liabilities:
Trade accounts payable                                              $   540,000          $   531,000
Accrued expenses                                                        231,000              280,000
Payable to related parties                                              893,000              866,000
                                                                    -----------          -----------

TOTAL LIABILITIES                                                     1,664,000            1,677,000
                                                                    -----------          -----------


SHAREHOLDERS' DEFICIENCY:
Preferred Stock:  10,000 shares authorized of US$1.00 par value
     No shares issued and outstanding                                        --                   --
Common Stock: 130,000,000 shares authorized of US$0.01 par
      Value, 100,039,000 shares issued and outstanding                1,000,000            1,000,000
Additional paid-in capital                                            5,298,000            5,298,000
Accumulated deficit                                                  (7,349,000)          (7,358,000)
                                                                    -----------          -----------

TOTAL SHAREHOLDERS' DEFICIENCY                                       (1,051,000)          (1,060,000)
                                                                    -----------          -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $   613,000          $   617,000
                                                                    ===========          ===========

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                   Three Months Ended March 31,

                                                        2002           2001
                                                   ------------    ------------
REVENUES                                           $  1,243,000    $    785,000
                                                   ------------    ------------

OPERATING EXPENSES
Cost of revenues                                        397,000         246,000
Marketing and promotion                                   2,000          28,000
Research and development                                115,000          40,000
Other operating expenses                                720,000         560,000
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              1,234,000         874,000

NET INCOME (LOSS)                                  $      9,000    $    (89,000)
                                                   ============    ============

Net income (loss) per share (basic and diluted)           .0001          (.0016)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                  100,039,000      54,083,444
                                                   ============    ============

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                         Three Months Ended March 31,
                                                            2002              2001
                                                         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                        $   9,000         $ (89,000)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Stock based compensation                                        --                --

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                         45,000          (109,000)
Accounts payable                                             9,000             8,000
Accrued expenses                                           (49,000)           82,000
                                                         ---------         ---------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                        14,000          (108,000)
                                                         ---------         ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net advances from related parties                           27,000            20,000
                                                         ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   27,000            20,000
                                                         ---------         ---------

INCREASE (DECREASE) IN CASH                                 41,000           (88,000)


CASH - BEGINNING OF PERIOD                                  44,000           107,000
                                                         ---------         ---------
CASH - END OF PERIOD                                     $  85,000         $  19,000
                                                         =========         =========

Supplemental disclosures of cash flow information:
Interest paid                                            $      --         $      --
                                                         =========         =========
Income taxes paid                                        $   1,000         $      --
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

(b) At March 31, 2002 amounts payable to related parties consists of the following:

       Cash advances from the Chairman of the Board
       ("Chairman") of the Company, which includes $223,000
       from a company owned by the Chairman, to meet operating
       expenses. (1)                                                   $ 374,000

       Accrued compensation due to the Chairman. (See Note 5 )(1)        288,000

       Due to API. (2)                                                   231,000
                                                                       ---------
                                                                       $ 893,000
                                                                       =========

       (1)   These amounts are non-interest bearing and due on demand.

       (2)   This amount bears interest at 2% per annum and is due July 1, 2006.

NOTE 5 - COMMITMENTS AND GENERAL COMMENTS

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

During the three month period ending March 31, 2002, the Company issued 1,750,000 options to purchase its common stock at a purchase price of $0.21 per share. As of March 31, 2002, the total options outstanding were 10,020,000, of which 8,720,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6 - SEGMENT INFORMATION

The Company's operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces computerized identification documents, research and development of the aluminum-air fuel cell technology acquired from a related party, and general and administrative expenses incurred for corporate purposes.

                                         Research and      Corporate and
                       Intercomsoft       Development      Administrative           Total
                       ------------      ------------      --------------        ----------
Net sales               $1,243,000         $       --        $       --          $1,243,000

Operating expenses         782,000            115,000           268,000           1,234,000
                        ----------         ----------        ----------          ----------

Net income (loss)       $  461,000         $ (115,000)       $ (268,000)         $    9,000
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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB/A contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risk and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy into the area of aluminum-air fuel cell technology, changes in costs associated with research and development, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any assumptions could be inaccurate, and therefore, there can be no assurance that these statements will prove to be accurate. In light of these uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by the Company, or anyone affiliated to the Company, that the objectives and plans of the Company will be achieved.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      We entered into a one-year Independent Consultant Agreement (the "Consultant Agreement") on January 2, 2002 with The Rogich Communications Group, a Nevada corporation ("Rogich"). As compensation for the services that Rogich will provide under the Consultant Agreement, we granted Rogich the following options to purchase shares: (i) an option to purchase 1,000,000 shares of common stock at an exercise price of $0.21 per share that vested upon execution of such Consultant Agreement, and (ii) options to purchase up to 3,000,000 shares of common stock at an exercise price of $0.21 per share that are granted pursuant to our 2001 Omnibus Plan, as amended. The options for up to 3,000,000 shares of common stock are granted on a monthly basis at a rate of 250,000 shares per month commencing on January 31, 2002 and ending on December 31, 2002, unless the Consultant Agreement is terminated prior to its expiration.

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


                                   TRIMOL GROUP, INC.


Date: May 31, 2002                 By:   /s/ Alexander M. Gordin
                                       -----------------------------------------
                                   Name: Alexander M. Gordin
                                   Titles: President and Chief Executive Officer