Form 10QSB
period 2002-06-30
TRIMOL GROUP INC
filed 2002-08-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

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

Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: at June 30, 2002, there were 100,139,000 issued and outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS...................................................2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.............3

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................9

ITEM 2. CHANGES IN SECURITIES..................................................9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................9

ITEM 5. OTHER INFORMATION......................................................9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................10

SIGNATURES....................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRIMOL GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2002

CONTENTS                                                           Page Numbers
--------                                                           ------------

Independent Accountants' Review Report                                     F-1

Consolidated Balance Sheet                                                 F-2

Consolidated Statement of Operations                                       F-3

Consolidated Statement of Cash Flows                                       F-4

Notes to the Consolidated Financial Statements                      F-5 to F-8

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of June 30, 2002 and the related consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                            Paritz & Company, P.A.
                                            Hackensack, New Jersey
                                            Date:  August 2, 2002

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------
                                                                    June 30, 2002  December 31, 2001
                                                                     (Unaudited)       (Audited)
----------------------------------------------------------------------------------------------------

ASSETS

Current assets:
Cash                                                                 $    94,000      $    44,000
Accounts receivable                                                      524,000          480,000
Prepaid expenses                                                          58,000           58,000
                                                                     -----------      -----------
      Total current assets                                               676,000          582,000

Property and equipment                                                    18,000               --

Deferred offering costs                                                   35,000           35,000
                                                                     -----------      -----------

TOTAL ASSETS                                                         $   729,000      $   617,000
                                                                     ===========      ===========

LIABILITIES

Current liabilities:
Trade accounts payable                                               $   569,000      $   531,000
Accrued expenses                                                         221,000          280,000
                                                                     -----------      -----------

TOTAL  CURRENT LIABILITIES                                               790,000          811,000
                                                                     -----------      -----------

Payable to related parties                                               796,000          866,000
                                                                     -----------      -----------

SHAREHOLDERS' DEFICIENCY:
Preferred Stock:  5,000,000 shares authorized of $1.00 par value
     No shares issued and outstanding                                         --               --
Common Stock: 130,000,000 shares authorized of $0.01 par
      value. 100,139,000 shares issued and outstanding                 1,001,000        1,000,000
Additional paid-in capital                                             5,317,000        5,298,000
Accumulated deficit                                                   (7,175,000)      (7,358,000)
                                                                     -----------      -----------

TOTAL SHAREHOLDERS' DEFICIENCY                                          (857,000)      (1,060,000)
                                                                     -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       $   729,000      $   617,000
                                                                     ===========      ===========

-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                    SIX MONTHS ENDED                    THREE MONTHS ENDED
                                             JUNE 30, 2002     JUNE 30, 2001      JUNE 30, 2002     JUNE 30, 2001
-----------------------------------------------------------------------------------------------------------------
REVENUES                                     $   2,772,000     $   1,613,000      $   1,529,000     $     828,000
                                             -------------     -------------      -------------     -------------
OPERATING EXPENSES:
Cost of revenues                                   874,000           510,000            477,000           264,000
Marketing and promotion                            858,000           285,000            493,000           146,000
Research and development                           198,000           295,000             83,000           255,000
Other operating expenses                           659,000           725,000            302,000           276,000
                                             -------------     -------------      -------------     -------------
TOTAL OPERATING EXPENSES                         2,589,000         1,815,000          1,355,000           941,000
                                             -------------     -------------      -------------     -------------

NET INCOME (LOSS)                            $     183,000     $    (202,000)     $     174,000     $    (113,000)
                                             =============     =============      =============     =============

Net income per share (basic and diluted)              .002             (.003)              .002             (.001)
                                             =============     =============      =============     =============

WEIGHTED AVERGE NUMBER OF
SHARES OUTSTANDING                             100,057,232        77,188,171        100,075,264       100,039,000
                                             =============     =============      =============     =============

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

------------------------------------------------------------------------------------
                                                           Six Months Ended June 30,
                                                              2002            2001
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                          $  183,000      $ (202,000)
                                                           ----------      ----------
ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Stock based compensation                                       20,000              --

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                           (44,000)       (222,000)
Accounts payable                                               38,000          27,000
Accrued expenses                                              (59,000)         88,000
                                                           ----------      ----------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                          138,000        (309,000)
                                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                         (18,000)             --
                                                           ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                         (18,000)             --
                                                           ----------      ----------
CASH FLOW FROM FINANCING ACTIVITIES:
Net advances (repayment) of loans from related parties        (70,000)        204,000
                                                           ----------      ----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                          (70,000)        204,000
                                                           ----------      ----------
INCREASE (DECREASE) IN CASH                                    50,000        (105,000)

CASH - BEGINNING OF PERIOD                                     44,000         107,000
                                                           ----------      ----------
CASH - END OF PERIOD                                       $   94,000      $    2,000
                                                           ==========      ==========

Supplemental disclosures of cash flow information:
Interest paid                                              $       --      $       --
                                                           ==========      ==========
Income taxes paid                                          $    1,000      $       --
                                                           ==========      ==========

-------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of June 30, 2002 and for the six and three month periods ended June 30, 2002 and 2001 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft") a non-resident Irish company, which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents such as passports, drivers' licenses and ID cards pursuant to a license agreement of such proprietary technology. Currently Intercomsoft's only customer is the Government of the Republic of Moldova.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

(a) Transactions

      On July 1, 2001, the Company entered into a Research and Development Agreement (the "Agreement") with Aluminum Power Inc, ("API"), a company owned and controlled by the principal shareholder of the Company, pursuant to which the Company would reimburse API for its allocated portion of expenses attributable to the Company's technology referred to in Note 2. API, with the cooperation and assistance of the Company, operates a research and development center ("R&D Center") in Toronto, Ontario, Canada. The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of staff, including mechanical engineers, design engineers, research and development scientists and a support staff.

      The Agreement provides the Company with unlimited use of the R&D Center and unlimited use of all equipment and employees located at the R&D Center. The Company is obligated to pay API proportionately all costs and expenses associated with the use of the R&D Center. In addition, the Company pays API to lease its proportionate share of the R&D Center's equipment and improvements at a monthly rate of 1.2% of API's grossed fixed assets associated with the R&D Center.

      Allocated research and development expenses for the three months ended June 30, 2002 aggregated $43,000.

(b) At June 30, 2002 amounts payable to related parties consists of the following:

             Cash advances from the Chairman of the Board ("Chairman") of the Company, which includes $223,000 from a company owned by the Chairman, to meet operating
             expenses. (1)                                                                           $361,000

             Accrued compensation due to the Chairman.  (See Note 5)  (1)                             305,000

             Due to API. (2)                                                                          130,000
                                                                                                     --------
                                                                                                     $796,000
                                                                                                     ========

(1)   These amounts are non-interest bearing and due June 1, 2004.

(2)   This amount bears interest at 2% per annum and is due July 1, 2006.

NOTE 5-COMMITMENTS AND GENERAL COMMENTS

Intercomsoft has entered into an agreement for the purchase of equipment, software and consumables for the production of computerized documents. As part of this agreement, Intercomsoft is provided with guidance and support required for installation and operation of the equipment, as well as the materials required for its maintenance. In addition to the cost of the merchandise under the above noted agreement, Intercomsoft is obligated to pay 25% of its profits to the supplier of the equipment, software and consumables, as more clearly defined under the agreement.

The Company has an employment agreement with its Chairman of the Board ("Chairman") which expires January 1, 2004 and provides for base annual compensation of $250,000. In addition, the Employment Agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock up to a maximum of 1,000,000 shares of common stock per year at an exercise price equal to the closing price of common stock on the issue date. As of June 30, 2002, no Incentive Warrants were outstanding.

On May 30, 2002 the Company issued 100,000 shares of its common stock to an outside consultant, which were valued at $20,000, for services rendered in connection with the Company's research and development.

During the three months ended June 30, 2002, the Company issued 750,000 options under its 2001 Omnibus Plan, as amended, to purchase its common stock at a purchase price of $0.21 per share. During the same period, the Company canceled 100,000 options to purchase its common stock, previously issued under its 2001 Omnibus Plan, as amended. As of June 30, 2002, the total options outstanding were 10,670,000, of which 9,370,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

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

NOTE 6-SEGMENT INFORMATION

The Company's operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces computerized identification documents, research and development of the aluminum-air fuel cell technology, and general and administrative expenses incurred for corporate purposes.

                                                         Research and       Corporate and
                                      Intercomsoft        Development       Administrative          Total
                                      ------------        -----------       --------------          -----
SIX MONTHS ENDED JUNE 30, 2002

Net sales                            $    2,772,000     $           --      $           --      $    2,772,000

Operating expenses                        1,759,000            197,000             633,000           2,589,000
                                     --------------     --------------      --------------      --------------
Net income (loss)                    $    1,013,000     $     (197,000)     $     (633,000)     $      183,000
                                     ==============     ==============      ==============      ==============

SIX MONTHS ENDED JUNE 30, 2001

Net sales                            $    1,613,000     $           --      $           --      $    1,613,000

Operating expenses                          762,000            295,000             758,000           1,815,000
                                     --------------     --------------      --------------      --------------
Net income (loss)                    $      851,000     $     (295,000)     $     (758,000)     $     (202,000)
                                     ==============     ==============      ==============      ==============

THREE MONTHS ENDED JUNE 30, 2002

Net sales                            $    1,529,000     $           --      $           --      $    1,529,000

Operating expenses                          977,000             82,000             296,000           1,355,000
                                     --------------     --------------      --------------      --------------
Net income (loss)                    $      552,000     $      (82,000)     $     (296,000)     $      174,000
                                     ==============     ==============      ==============      ==============

THREE MONTHS ENDED JUNE 30, 2001

Net sales                            $      828,000     $           --      $           --      $      828,000

Operating expenses                          392,000            255,000             294,000             941,000
                                     --------------     --------------      --------------      --------------
Net income (loss)                    $      436,000     $     (255,000)     $     (294,000)     $     (113,000)
                                     ==============     ==============      ==============      ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following management's discussion and analysis of financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

PLAN OF OPERATION

General

      We operate Intercomsoft, Ltd. ("Intercomsoft"), a wholly owned subsidiary, acquired by us in the second quarter of 1998. Intercomsoft is a technology-intensive company engaged in the development and operation of computerized photo identification and database management systems utilized in the production of a variety of secure identification documents such as passports, drivers licenses, national identification documents and other such forms of essential personal identification. Other applications of the technology include police and military use, access control, high security identification and government and corporate identification products, among many others. In addition, the technology has applications for national population database management, border control and vehicle tracking, immigration management and smart card applications for both business and government such as retirement benefit plans and health, welfare, insurance and social security programs.

      Intercomsoft utilizes a technology that is leased from Supercom, Ltd., an Israeli corporation, pursuant to a lease agreement dated August 25, 1995 with a term of ten years with an automatic ten-year extension, unless either party submits a written notification of termination prior to the expiration of the initial ten-year term.

      Although it is actively seeking other opportunities, Intercomsoft's only customer at present is the Government of the Republic of Moldova, pursuant to a ten-year contract awarded it in April 1996 by the Ministry of Economics, Republic of Moldova to provide a National Register of Population and a National Passport System. Under the terms of this agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other national documents in the Republic of Moldova.

      In addition, in the first quarter of 2001, we acquired certain rights from Aluminum-Power, Inc. ("Aluminum-Power"), our majority shareholder, to a mechanically rechargeable aluminum-air fuel cell technology for use in portable consumer electronics such as cellular telephones and laptop computers. We believe that such fuel cell technology has the potential to be a significant advance in power generation. Since the acquisition of such rights, we have continued to advance research, development and marketing efforts of such technology. We are actively seeking strategic business partners in connection with the commercialization of such technology.

      In the second quarter of 2001, in a joint effort with Aluminum-Power, we opened a Research and Development Center in Toronto, Ontario, Canada (the "R&D Center"). The R&D Center is located in a 6,000 square foot facility that Aluminum-Power leased on March 31, 2001, for a five-year term, and houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff.

      Pursuant to a Research & Development Agreement between Aluminum-Power and us, dated July 1, 2001, we have unlimited use of the R&D Center, unlimited use of all equipment and unlimited use of all employees located at the R&D Center, for a period of five years, provided that we pay, proportionately, all costs and expenses associated with our use of the R&D Center and its staff. Under the Research & Development Agreement, for a period of five years, we are not obligated to pay any amount owed to Aluminum-Power, with the exception of a monthly fee equal to 1.2% of Aluminum-Power's gross fixed assets associated with the R&D Center. The accrued balance of the total amount owed to Aluminum-Power shall be payable on the fifth anniversary of the Research & Development Agreement, and shall bear interest at a rate of two percent (2%) per annum.

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

RESULTS OF OPERATIONS

General

      During the three month period ending June 30, 2002, our operations consisted of Intercomsoft, a wholly owned subsidiary, and the development of an aluminum-air fuel cell technology, as more fully described above.

      As more fully described above, Intercomsft currently operates in and derives its revenues solely from services performed for the Government of the Republic of Moldova pursuant to an agreement with such Government. Although Intercomsoft is actively seeking to expand its services to areas outside of the Republic of Moldova, the uncertain economy and political instability in the Republic of Moldova could have a material adverse effect on us.

Comparison of Three Months Ending June 30, 2002 to Three Months Ending June 30, 2001.

      During the three months ending June 30, 2002, we had revenues resulting solely from

Intercomsoft's production of government documents in the Republic of Moldova of approximately $1,529,000 as compared to $828,000 for the same period in 2001, an increase of approximately 85%. The increase in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova. In addition, a program of public awareness was put into effect in 2001 encouraging the renewal of various forms of government licenses and registrations and reminding individuals to renew expiring documents, resulting in an increase in the issuance of such replacement documents. Cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents.

      During the three months ending June 30, 2002, Intercomsoft's costs associated with generating these revenues was $477,000 or 31% of revenues as compared to $264,000 or 32% of revenues for the same period in 2001. The percentage of costs associated with generating revenues remained stable due to the purchase of new equipment in the year 2000 which resulted in a reduction in ongoing maintenance costs. This resulted in gross profit for Intercomsoft of $1,052,000 for the three month period ending June 30, 2002 as compared to $564,000 for the same period in 2001, an increase of approximately 86.5%.

      General and administrative expenses for the three months ending June 30, 2002, were approximately $302,000, which consisted of $9,000 from Intercomsoft and $293,000 of general corporate and administrative expenses. For the same period in 2001 general and administrative expenses aggregated approximately $276,000, which consisted of $16,000 from Intercomsoft and $260,000 of general corporate and administrative expenses. The increase of $33,000 in general corporate and administrative expenses resulted, in part, from an increase in insurance expenses, as well as an increase in office and related expenses resulting from the opening of our new office located in downtown New York City established to pursue business development.

      Public relations, marketing and advertising for the three months ending June 30, 2002 were $493,000 which consisted of $491,000 from Intercomsoft for marketing expenses related to efforts to expand the use of Intercomsoft's services to other areas and regions in the European marketplace, and $2,000 which related to the on-going public awareness program for the aluminum-air fuel cell technology. For the same period in 2001, such expenses aggregated approximately $146,000, which consisted of $111,000 from Intercomsoft and $35,000 related to the aluminum-air fuel cell technology. The increase of $380,000 in expense from Intercomsoft was the direct result of a marketing agreement entered into in the 3rd quarter of 2001 to expand the use of Intercomsoft's services, both domestically and internationally. The decrease of $33,000 in such expense relating to the aluminum-air fuel cell resulted from a reassessment of the marketing needs for the technology in the current period.

      Beginning in the first quarter of 2001, we began our research and development program of the aluminum-air fuel cell technology acquired in such period. To that end, together with our majority shareholder Aluminum-Power Inc., we opened a Research & Development Center in Toronto, Ontario, Canada. The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff. Research and development costs for the three month period ending June 30, 2002 were $83,000 as compared to $255,000 for the same period in 2001. The decrease in research and development costs resulted from a stabilization of start-up and non-recurring costs incurred in the first year of research and development and the expense incurred in establishing the R&D Center in the comparative period in 2001 to facilitate ongoing research and development activities.

      We had a net profit from operations of approximately $174,000 for the three month period ending June 30, 2002 as compared to a net loss of $113,000 for the same period the 2001 which resulted from all of the reasons as set forth above.

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

Comparison of Six Months Ending June 30, 2002 to Six Months Ending June 30,
2001.

      During the six months ending June 30, 2002, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $2,772,000 as compared to $1,613,000 for the same period in 2001, an increase of approximately 72%. The increase in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova. In addition, a program of public awareness was put into effect in 2001 encouraging the renewal of various forms of government licenses and registrations and reminding individuals to renew expiring documents, resulting in an increase in the issuance of such replacement documents. Cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents.

      During the six months ending June 30, 2002, Intercomsoft's costs associated with generating these revenues was $874,000 or 31.5% of revenues as compared to $510,000 or 32% of revenues for the same period in 2001. The percentage of costs associated with generating revenues remained stable due to the purchase of new equipment in the year 2000 which resulted in a reduction in ongoing maintenance costs. This resulted in gross profit for Intercomsoft of $1,898,000 for the six month period ending June 30, 2002 as compared to $1,103,000 for the same period in 2001, an increase of approximately 72%.

      General and administrative expenses for the six months ending June 30, 2002, were approximately $659,000, which consisted of $31,000 from Intercomsoft and $628,000 of general corporate and administrative expenses. For the same period in 2001, general and administrative expenses aggregated approximately $725,000, which consisted of $30,000 from Intercomsoft and $695,000 of general corporate and administrative expenses. The decrease of $67,000, or 10%, in general corporate and administrative expenses resulted, in part, from a significant savings in legal fees as well as a reduction in payroll expense and consulting fees.

      Public relations, marketing and advertising for the six months ending June 30, 2002 were $858,000 which consisted of $854,000 from Intercomsoft for marketing expenses related to efforts to expand the use of Intercomsoft's services to other areas and regions in the European marketplace, and $4,000 which related to the on-going public awareness program for the aluminum-air fuel cell technology. For the same period in 2001, such expenses aggregated approximately $285,000, which consisted of $222,000 from Intercomsoft and $63,000 related to the aluminum-air fuel cell technology. The increase of $569,000 in expense from Intercomsoft was the direct result of a marketing agreement entered into in the 3rd quarter of 2001 to expand the use of Intercomsoft's services, both domestically and internationally. The decrease of $59,000 in such expense relating to the aluminum-air fuel cell resulted from a reassessment of the marketing needs for the technology in the current period.

      Beginning in the first quarter of 2001, we began our research and development program of the aluminum-air fuel cell technology acquired in such period. To that end, together with our majority shareholder Aluminum-Power Inc., we opened a Research & Development Center in Toronto, Ontario, Canada. The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff. Research and development costs for the six month period ending June 30, 2002 were $198,000 as compared to $295,000 for the same period in 2001. The decrease in research and development costs resulted from a stabilization of start-up and non-recurring costs incurred in the first year of research and development and the expense incurred in establishing the R&D Center in the comparative period in 2001 to facilitate ongoing research and development activities.

      We had a net profit from operations of approximately $183,000 for the six month period ending June 30, 2002 as compared to a net loss of $202,000 for the same period the 2001 which resulted from all of the reasons as set forth above.

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

Liquidity & Capital Resources

      Our joint venture with Aluminum-Power to operate the R&D Center has added additional costs and expenses associated with running such facility. As of June 30, 2002, we owed Aluminum-Power approximately $130,000 in accrued research and development costs, payable on July 1, 2006, which is the fifth anniversary of the Research and Development Agreement, and bearing interest at a rate of 2% per annum. Although no assurances can be made, we believe that expenses will increase during the fiscal year ending December 31, 2002, due to our plans to continue to develop, market, and commercialize the aluminum-air fuel cell technology.

      Through June 30, 2002, cash advances totaling approximately $361,000 have been made to us by Mr. Boris Birshtein, the Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock, or by entities effectively owned and controlled by Mr. Birshtein. Of the approximately $361,000 advanced, Mr. Birshtein personally advanced approximately $138,000 and entities effectively owned and controlled by Mr. Birshtein, advanced approximately $223,000. All such cash advances are non-interest bearing and are due on or before June 1, 2004.

      While we believe we have adequate capital to fund current operations for fiscal year 2002, we may need to obtain additional working capital for future periods in order to carry costs associated with our plans concerning the aluminum-air fuel cell technology.

      We may seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risk and uncertainty, including without limitation, our ability to continue our expansion strategy into the area of aluminum-air fuel cell technology, changes in costs associated with research and development, as well as general market conditions, competition and pricing. Although we believe that the assumptions underlying the forward looking statements are reasonable, any assumptions could be inaccurate, and therefore, there can be no assurance that these statements will prove to be accurate. In light of these uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us, or anyone affiliated with us, that our objectives and plans will be achieved.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      We entered into a one-year Independent Consultant Agreement (the "Consultant Agreement") on January 2, 2002 with The Rogich Communications Group, a Nevada corporation ("Rogich"). As compensation for the services that Rogich will provide under the Consultant Agreement, we granted Rogich the following options to purchase shares: (i) an option to purchase 1,000,000 shares of common stock at an exercise price of $0.21 per share that vested upon execution of such Consultant Agreement, and (ii) options to purchase up to 3,000,000 shares of common stock at an exercise price of $0.21 per share that are granted pursuant to our 2001 Omnibus Plan, as amended. The options for up to 3,000,000 shares of common stock are granted on a monthly basis at a rate of 250,000 shares per month commencing on January 31, 2002 and ending on December 31, 2002, unless the Consultant Agreement is terminated prior to its expiration. Accordingly, 750,000 such options were issued in the three month period ending June 30, 2002.

      During the three month period ended June 30, 2002, we cancelled 100,000 options to purchase common stock originally issued to two of our former consultants under our 2001 Omnibus Plan, as amended. As of June 30, 2002, the total options outstanding were 10,670,000 of which 9,370,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

      On May 30, 2002, we issued 100,000 shares of common stock to Dmitri Izzimov in consideration of certain research and development services provided to us by such individual.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Quarterly Report for the period ending June 30, 2002.

            Exhibit No.   Document

            99.1 Certification Pursuant to18.U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. CEO Certification.

            99.2 Certification Pursuant to18.U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. CFO Certification.

(b) There were no Reports on Form 8-K filed during the quarter ending June 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRIMOL GROUP, INC.


Date: August 14, 2002              By: /s/ Alexander M. Gordin
                                      ----------------------------------------
                                   Name: Alexander M. Gordin
                                   Titles: President and Chief Executive Officer


                                   By: /s/ Shmuel Gurfinkel
                                      ----------------------------------------
                                   Name: Shmuel Gurfinkel
                                   Title: Chief Financial Officer