Form 10QSB
period 2002-09-30
TRIMOL GROUP INC
filed 2002-11-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: at September 30, 2002, there were 101,139,000 issued and outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ........................................         2

         INDEPENDENT ACCOUNTANT'S REVIEW REPORT ......................       F-1

         CONSOLIDATED BALANCE SHEET ..................................       F-2

         CONSOLIDATED STATEMENT OF OPERATION .........................       F-3

         CONSOLIDATED STATEMENT OF CASH FLOWS ........................       F-4

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS .............. F-5 - F-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION ..         3

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ...........................................         9

ITEM 2.  CHANGES IN SECURITIES .......................................         9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .............................         9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........         9

ITEM 5.  OTHER INFORMATION ...........................................        10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................        10

SIGNATURES ...........................................................        11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of September 30, 2002 and the related consolidated statements of operations and cash flows for the nine and three month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                        PARITZ & COMPANY, P.A.
                                        Certified Public Accountants

                                        Hackensack, New Jersey
                                        Date: November 4, 2002

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------------
                                                                      September 30, 2002    December 31, 2001
                                                                         (Unaudited)            (Audited)
-------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash                                                                     $    85,000           $    44,000
Accounts receivable                                                          308,000               480,000
Prepaid expenses                                                              58,000                58,000
                                                                         -----------           -----------
      Total current assets                                                   451,000               582,000

Property and equipment                                                        17,000                    --
Deferred offering costs                                                       35,000                35,000
                                                                         -----------           -----------

TOTAL ASSETS                                                             $   503,000           $   617,000
                                                                         ===========           ===========

LIABILITIES

Current liabilities:
Trade accounts payable                                                   $   508,000           $   531,000
Accrued expenses                                                             138,000               280,000
                                                                         -----------           -----------

TOTAL  CURRENT LIABILITIES                                                   646,000               811,000
                                                                         -----------           -----------

Payable to related parties                                                   681,000               866,000
                                                                         -----------           -----------

SHAREHOLDERS' DEFICIENCY:

Preferred Stock: 5,000,000 shares authorized of $1.00 par value
     No shares issued and outstanding                                             --                    --
Common Stock: 130,000,000 shares authorized of $0.01 par
     value. 101,139,000 shares issued and outstanding                      1,011,000             1,000,000
Additional paid-in capital                                                 5,437,000             5,298,000
Accumulated deficit                                                       (7,153,000)           (7,358,000)
Deferred compensation                                                       (119,000)                   --
                                                                         -----------           -----------

TOTAL SHAREHOLDERS' DEFICIENCY                                              (824,000)           (1,060,000)
                                                                         -----------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                           $   503,000           $   617,000
                                                                         ===========           ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------------
                                                           NINE MONTHS ENDED                           THREE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,          SEPTEMBER 30,         SEPTEMBER 30,
                                                      2002                  2001                    2002                   2001
----------------------------------------------------------------------------------------------------------------------------------
REVENUES                                          $  4,110,000          $  2,719,000           $  1,338,000          $   1,106,000
                                                  ------------          ------------           ------------          -------------

OPERATING EXPENSES:
Cost of revenues                                     1,341,000               846,000                467,000                336,000
Marketing and promotion                              1,266,000               603,000                408,000                318,000
Research and development                               260,000               429,000                 62,000                134,000
Other operating expenses                             1,038,000             1,069,000                380,000                344,000
                                                  ------------          ------------           ------------          -------------

TOTAL OPERATING EXPENSES                             3,905,000             2,947,000              1,317,000              1,132,000
                                                  ------------          ------------           ------------          -------------

NET INCOME (LOSS)                                 $    205,000          $   (228,000)          $     21,000          $     (26,000)
                                                  ============          ============           ============          =============

Net income per share (basic and diluted)                  .002                 (.003)                 .0002                  .0003
                                                  ============          ============           ============          =============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                 100,180,026            84,927,645            100,421,609            100,156,391
                                                  ============          ============           ============          =============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

---------------------------------------------------------------------------------------------------------
                                                                          Nine Months Ended September 30,
                                                                               2002           2001
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                           $ 205,000      $(228,000)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Stock based compensation                                                       31,000             --
Depreciation                                                                    1,000             --

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                                           172,000       (203,000)
Accounts payable                                                              (23,000)        33,000
Accrued expenses                                                             (142,000)        84,000
                                                                            ---------      ---------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                                          244,000       (314,000)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                         (18,000)            --
                                                                            ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                                         (18,000)            --
                                                                            ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net advances (repayment) of loans from related parties                       (185,000)       254,000
                                                                            ---------      ---------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                                         (185,000)       254,000
                                                                            ---------      ---------

INCREASE (DECREASE) IN CASH                                                    41,000        (60,000)

CASH - BEGINNING OF PERIOD                                                     44,000        107,000
                                                                            ---------      ---------

CASH - END OF PERIOD                                                        $  85,000      $  47,000
                                                                            =========      =========

Supplemental disclosures of cash flow information:
Interest paid                                                               $      --      $      --
                                                                            =========      =========
Income taxes paid                                                           $   1,000      $      --
                                                                            =========      =========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of September 30, 2002 and for the nine and three month periods ended September 30, 2002 and 2001 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

      Allocated research and development expenses for the three and nine months ended September 30, 2002 aggregated $49,000 and $161,000.

(b) At September 30, 2002 amounts payable to related parties consists of the following:

      Cash advances from the Chairman of the Board ("Chairman") of the Company, which includes $223,000 from a company owned
      by the Chairman, to meet operating expenses. (1)                  $268,000

      Accrued compensation due to the Chairman. (See Note 5) (1)         322,000

      Due to API. (2)                                                     91,000
                                                                        --------
                                                                        $681,000
                                                                        ========

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

The Company has an employment agreement with its Chairman of the Board ("Chairman") which expires January 1, 2004 and provides for base annual compensation of $250,000. In addition, the Employment Agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock up to a maximum of 1,000,000 shares of common stock per year at an exercise price equal to the closing price of common stock on the issue date. As of September 30, 2002, no Incentive Warrants were outstanding.

On September 5, 2002 the Company issued 1,000,000 shares of its common stock to two employees for services to be rendered from September 1, 2002 to August 31, 2003. These shares were valued at $130,000, the fair market value of the Company's common stock on the date of issuance, which is being amortized over the life of the agreement. The unamortized portion is shown as deferred compensation as a reduction of shareholders' equity on the accompanying balance sheet at September 30, 2002.

On May 30, 2002 the Company issued 100,000 shares of its common stock to an outside consultant, which were valued at $20,000, for services rendered in connection with the Company's research and development.

During the three and nine months ended September 30, 2002, the Company issued 750,000 and 3,250,000 options, respectively, of which 250,000 and 1,750,000, respectively, were under its 2001 Omnibus Plan, as amended, to purchase its common stock at a purchase price of $0.21 per share. During the three months ended September 30, 2002, the Company canceled 1,000,000 options to purchase its common stock, previously issued under its 2001 Omnibus Plan, as amended. As of September 30, 2002, the total options outstanding were 10,420,000, of which 8,620,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

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

                                                                     Research and        Corporate and
                                                   Intercomsoft       Development        Administrative           Total
                                                   ------------       -----------        --------------           -----
      NINE MONTHS ENDED SEPTEMBER 30, 2002
      Net sales                                     $4,110,000         $      --          $        --          $ 4,110,000
      Operating expenses                             2,647,000           260,000              998,000            3,905,000
                                                    ----------         ---------          -----------          -----------
      Net income (loss)                             $1,463,000         $(260,000)         $  (998,000)         $   205,000
                                                    ==========         =========          ===========          ===========

      NINE MONTHS ENDED SEPTEMBER 30, 2001
      Net sales                                     $2,719,000         $      --          $        --          $ 2,719,000
      Operating expenses                             1,407,000           429,000            1,111,000            2,947,000
                                                    ----------         ---------          -----------          -----------
      Net income (loss)                             $1,312,000         $(429,000)         $(1,111,000)         $  (228,000)
                                                    ==========         =========          ===========          ===========

      THREE MONTHS ENDED SEPTEMBER 30, 2002
      Net sales                                     $1,338,000         $      --          $        --          $ 1,338,000
      Operating expenses                               888,000            63,000              365,000            1,316,000
                                                    ----------         ---------          -----------          -----------
      Net income (loss)                             $  450,000         $ (63,000)         $  (365,000)         $    22,000
                                                    ==========         =========          ===========          ===========

      THREE MONTHS ENDED SEPTEMBER 30, 2001
      Net sales                                     $1,106,000         $      --          $        --          $ 1,106,000
      Operating expenses                               645,000           134,000              353,000            1,132,000
                                                    ----------         ---------          -----------          -----------
      Net income (loss)                             $  461,000         $(134,000)         $  (353,000)         $   (26,000)
                                                    ==========         =========          ===========          ===========

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

      Although it is actively seeking other opportunities, Intercomsoft's only customer at present is the Government of the Republic of Moldova, pursuant to a ten-year contract awarded it in April 1996 by the Ministry of Economics, Republic of Moldova to provide a National Register of Population and a National Passport System. Under the terms of this agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

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

      We have vigorously pursued the prosecution of patent applications filed in connection with our licensed technology. On March 12, 2002, the United States Patent and Trademark Office issued patent number 6,355,369 entitled "Ecologically Clean Mechanically Rechargeable Air-Metal Current Source" relating to the aluminum-air fuel cell technology to which we have an exclusive world-wide license for use in portable consumer electronics. We believe that this patent strengthens the protection of our proprietary aluminum-air fuel cell technology which is designed to provide an environmentally responsible, emission free power source ideal for use in a variety of electric products, devices and systems.

RESULTS OF OPERATIONS

General

      During the period ending September 30, 2002, our operations consisted of Intercomsoft, a wholly owned subsidiary, and the development of an aluminum-air fuel cell technology, as more fully described above.

      As more fully described above, Intercomsft currently operates in and derives its revenues solely from services performed for the Government of the Republic of Moldova pursuant to an agreement with such Government. Although Intercomsoft is actively seeking to expand its services to areas outside of the Republic of Moldova, the uncertain economy and political instability in the Republic of Moldova could have a material adverse effect on

Comparison of Three Months Ending September 30, 2002 to Three Months Ending September 30, 2001.

      During the three months ending September 30, 2002, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $1,338,000 as compared to $1,106,000 for the same period in 2001, an increase of approximately 21%. The increase in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova. In addition, a program of public awareness was put into effect in 2001 encouraging the renewal of various forms of government licenses and registrations and reminding individuals to renew expiring documents, resulting in an increase in the issuance of such replacement documents. Increased marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents.

      During the three months ending September 30, 2002, Intercomsoft's costs associated with generating these revenues was $467,000 or 35% of revenues as compared to $336,000 or 30% of revenues for the same period in 2001. The percentage of costs associated with generating revenues remained relatively stable due to the purchase of new equipment in the year 2000 which resulted in a reduction in ongoing maintenance costs. This resulted in gross profit for Intercomsoft of $871,000 for the three month period ending September 30, 2002 as compared to $770,000 for the same period in 2001, an increase of approximately 13%.

      General and administrative expenses for the three months ending September 30, 2002, were approximately $380,000, which consisted of $15,000 from Intercomsoft and $365,000 of general corporate and administrative expenses. For the same period in 2001 general and administrative expenses aggregated approximately $344,000, which consisted of $47,000 from Intercomsoft and $297,000 of general corporate and administrative expenses. The increase of $68,000 in general corporate and administrative expenses resulted, in part, from an increase in insurance expenses, as well as an increase in office and related expenses resulting from the opening of our new office located in downtown New York City established to pursue business development.

      Public relations, marketing and advertising for the three months ending September 30, 2002 were $408,000 which consisted of $406,000 from Intercomsoft for marketing expenses related to efforts to expand the use of Intercomsoft's services, and $2,000 which related to the on-going public awareness program for the aluminum-air fuel cell technology. For the same period in 2001, such expenses aggregated approximately $318,000, which consisted of $301,000 from Intercomsoft and $17,000 related to the aluminum-air fuel cell technology. The increase of $105,000 in expense from Intercomsoft was the direct result of a marketing agreement entered into in the 3rd quarter of 2001 to aggressively market Intercomsoft's products and services to the Moldovan population. The decrease of $15,000 in such expense relating to the aluminum-air fuel cell resulted from a reassessment of the marketing needs for the technology in the current period.

      Beginning in the first quarter of 2001, we began our research and development program of the aluminum-air fuel cell technology acquired in such period. To that end, together with our majority shareholder Aluminum-Power Inc., we opened a Research & Development Center in

Toronto, Ontario, Canada. The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff. Research and development costs for the three month period ending September 30, 2002 were $62,000 as compared to $134,000 for the same period in 2001. The decrease in research and development costs resulted from a stabilization of start-up and non-recurring costs incurred in the first year of research and development and the expense incurred in establishing the R&D Center in the comparative period in 2001 to facilitate ongoing research and development activities.

      We had a net profit from operations of approximately $21,000 for the three month period ending September 30, 2002 as compared to a net loss of $26,000 for the same period the 2001 which resulted from all of the reasons as set forth above.

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

Comparison of Nine Months Ending September 30, 2002 to Nine Months Ending September 30, 2001.

      During the nine months ending September 30, 2002, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $4,110,000 as compared to $2,719,000 for the same period in 2001, an increase of approximately 51%. The increase in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova. In addition, a program of public awareness was put into effect in 2001 encouraging the renewal of various forms of government licenses and registrations and reminding individuals to renew expiring documents, resulting in an increase in the issuance of such replacement documents. Increased marketing by us and cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents.

      During the nine months ending September 30, 2002, Intercomsoft's costs associated with generating these revenues was $1,341,000 or 33% of revenues as compared to $846,000 or 31% of revenues for the same period in 2001. The percentage of costs associated with generating revenues remained stable due to the purchase of new equipment in the year 2000 which resulted in a reduction in ongoing maintenance costs. This resulted in gross profit for Intercomsoft of $2,769,000 for the nine month period ending September 30, 2002 as compared to $1,873,000 for the same period in 2001, an increase of approximately 48%.

      General and administrative expenses for the nine months ending September 30, 2002, were approximately $1,038,000, which consisted of $46,000 from Intercomsoft and $992,000 of general corporate and administrative expenses. For the same period in 2001, general and administrative expenses aggregated approximately $1,069,000, which consisted of $42,000 from Intercomsoft and $1,027,000 of general corporate and administrative expenses. The decrease of $35,000, or 4%, in general corporate and administrative expenses resulted, in part, from a combination of certain corporate cost cutting measures including decreases in certain salary and consulting fees offset by certain corporate increases in insurance and office related expenses, the end result of which was a small general decrease.

      Public relations, marketing and advertising for the nine months ending September 30, 2002 were $1,266,000 which consisted of $1,260,000 from Intercomsoft for marketing expenses related to efforts to expand the use of Intercomsoft's services, and $6,000 which related to the on-going public awareness program for the aluminum-air fuel cell technology. For the same period in 2001, such expenses aggregated approximately $603,000, which consisted of $523,000 from Intercomsoft and $80,000 related to the aluminum-air fuel cell technology. The increase of $737,000, or 140% in expense from Intercomsoft was the direct result of a marketing agreement entered into in the 3rd quarter of 2001 to expand the use of Intercomsoft's services to the Moldovan population. The decrease of $74,000 in such expense relating to the aluminum-air fuel cell resulted from a reassessment of the marketing needs for the technology in the current period.

      Beginning in the first quarter of 2001, we began our research and development program of the aluminum-air fuel cell technology acquired in such period. To that end, together with our majority shareholder Aluminum-Power Inc., we opened a Research & Development Center in Toronto, Ontario, Canada. The R&D Center houses a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff. Research and development costs for the nine month period ending September 30, 2002 were $260,000 as compared to $429,000 for the same period in 2001, a decrease of $169,000. The decrease in research and development costs resulted from a stabilization of start-up and non-recurring costs incurred in the first year of research and development and the expense incurred in establishing the R&D Center in the comparative period in 2001 to facilitate ongoing research and development activities.

      We had a net profit from operations of approximately $205,000 for the nine month period ending September 30, 2002 as compared to a net loss of $228,000 for the same period the 2001 which resulted from all of the reasons as set forth above.

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

Liquidity & Capital Resources

      Our joint venture with Aluminum-Power to operate the R&D Center has added additional costs and expenses associated with running such facility. As of September 30, 2002, we owed Aluminum-Power approximately $91,000 in accrued research and development costs, payable on July 1, 2006, which is the fifth anniversary of the Research and Development Agreement, and bearing interest at a rate of 2% per annum. Although no assurances can be made, we believe that expenses will increase during the fiscal year ending December 31, 2002, due to our plans to continue to develop, market, and commercialize the aluminum-air fuel cell technology.

      Through September 30, 2002, cash advances totaling approximately $268,000 have been made to us by Mr. Boris Birshtein, the Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock, or by entities effectively owned and controlled by Mr. Birshtein. Of the approximately $268,000 advanced, Mr. Birshtein personally advanced approximately $125,000 and entities effectively owned and controlled by Mr. Birshtein, advanced approximately $143,000. All such cash advances are non-interest bearing and are due on or before June 1, 2004.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      We entered into a one-year Independent Consultant Agreement (the "Consultant Agreement") on January 2, 2002 with The Rogich Communications Group, a Nevada corporation ("Rogich"). As compensation for the services that Rogich will provide under the Consultant Agreement, we granted Rogich the following options to purchase shares: (i) an option to purchase 1,000,000 shares of common stock at an exercise price of $0.21 per share that vested upon execution of such Consultant Agreement, and (ii) options to purchase up to 3,000,000 shares of common stock at an exercise price of $0.21 per share. The options for up to 3,000,000 shares of common stock are granted on a monthly basis at a rate of 250,000 shares per month commencing on January 31, 2002 and ending on December 31, 2002, unless the Consultant Agreement is terminated prior to its expiration. Accordingly, 750,000 such options were issued in the three month period ending September 30, 2002, and 2,250,000 of such options were issued in the nine month period ending September 30, 2002.

      On September 4, 2002 we cancelled options to purchase 1,000,000 shares of our common stock granted under our 2001 Omnibus Plan, as amended, originally issued on January 2, 2001 to Alexander M. Gordin, our President and Chief Executive Officer, and Gary Shokin our Vice President and Secretary. Accordingly, as of September 30, 2002, the total options outstanding were 10,420,000 of which 8,620,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

      On September 5, 2002 we issued 500,000 shares of our common stock to each of Alexander M. Gordin and Gary Shokin in partial compensation of services to be rendered from such date through August 2003. Pursuant to a letter agreement entered into with each of Mr. Gordin and Mr. Shokin, such stock is earned by each of them at a rate of 41,000 shares per month beginning in September 2002. Should their employment terminate within the twelve-month term of the agreement, any unearned stock will be returned to us within ten days of such termination. The issuance of this stock increased our issued and outstanding shares from 100,139,000 to 101,139,000 for the three month period ending September 30, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Quarterly Report for the period ending September 30, 2002.

      Exhibit No.       Document

         99.1 Certification Pursuant to 18.U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. CEO Certification

         99.2 Certification Pursuant to 18.U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. CFO Certification.

         99.3           Chief Executive Officer Certification

         99.4           Chief Financial Officer Certification

(b) There were no Reports on Form 8-K filed during the quarter ending September 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIMOL GROUP, INC.


Date: November 14, 2002                 By:     /s/ Alexander M. Gordin
                                                -------------------------
                                        Name:   Alexander M. Gordin
                                        Titles: President and Chief Executive
                                                Officer


                                        By:     /s/ Shmuel Gurfinkel
                                                -------------------------
                                        Name:   Shmuel Gurfinkel
                                        Title:  Chief Financial Officer