Form 10KSB
period 2002-12-31
TRIMOL GROUP INC
filed 2003-04-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2002

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ......... to ..........

Commission file number: 000-26971

                               TRIMOL GROUP, INC.
                 (Name of small business issuer in its charter)

            DELAWARE                                         13-3859706
   (State of Incorporation)                             (IRS Employer ID No.)

                     1285 Avenue of the Americas, 35th Floor
                            New York, New York, 10019
                         (Address of principal offices)

Registrant's Telephone Number:(212) 554-4394

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

------------------------------------------------------------------------------------------------
              Title of Each Class                     Name of each Exchange on which listed
------------------------------------------------------------------------------------------------
    Common Stock, par value $0.01 per share                     OTC Bulletin Board
------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (ss. 229/405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for fiscal year ended December 31, 2002:  $4,971,000

The aggregate market value of the voting common equity held by non-affiliates of the registrant is approximately $404,000 as of March 31, 2003.

The number of shares outstanding of the Registrant's common stock, as of March 31, 2003 is: 101,139,000.

Indicate by checkmark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. YES |_| NO |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive information statement which was filed with the Securities and Exchange Commission (the "Commission") on January 24, 2001, for a special meeting of stockholders, and its information statement which was filed with the SEC on July 19, 2001 amending the 2001 Omnibus Plan, is incorporated by reference throughout this Form 10-KSB.

      Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

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

                                TABLE OF CONTENTS

PART I....................................................................1

   ITEM 1.  DESCRIPTION OF BUSINESS.......................................1

   ITEM 2.  DESCRIPTION OF PROPERTY.......................................6

   ITEM 3.  LEGAL PROCEEDINGS.............................................7

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........7

PART II...................................................................8

   ITEM 5.  MARKET FOR COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS...............................8

   ITEM 6.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OF
            FINANCIAL  CONDITION AND RESULTS OF OPERATION................10

   ITEM 7.  FINANCIAL STATEMENTS.........................................14

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................16

PART III.................................................................17

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
            CONTROL PERSONS; COMPLIANCE WITH SECTION
            16(a) OF THE EXCHANGE ACT....................................17

   ITEM 10. EXECUTIVE COMPENSATION.......................................20

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT...............................................28

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............31

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

      We were incorporated on May 6, 1953 under the laws of the State of Delaware. Since incorporation, we have undergone several name changes and have been engaged in several different businesses.

      Since 1998 we have operated our wholly-owned subsidiary, Intercomsoft Limited, a non-resident Irish company, which provides proprietary technology and auxiliary consumable materials used in the production of secure essential government identification documents such as passports, drivers' licenses, car licenses and identification cards, in the Republic of Moldova, a former member of the Soviet Union. From 1998 and through the year ending December 31, 2000, we also operated a hotel, an insurance company and a bank in the Republic of Moldova.

      In 2000, faced with the prospects of continued financial weakening as a result of the economic and political climate of the Republic of Moldova, we began to explore alternative opportunities available to us and to divest ourselves of certain of our assets operating in the Republic of Moldova. We devised a strategic plan to focus in the area of technology in order to enhance growth and achieve long-term profitability. As a result, we began discussions with Aluminum-Power Inc., an alternative energy company that owns and develops certain proprietary rights to an aluminum-air fuel cell technology. Boris Birshtein, the Chairman of our Board of Directors, directly controls the entity that is the majority owner of Eontech Group Inc., which in turn is the majority owner of the Aluminum-Power Inc. (the owner of a majority of the outstanding shares of our common stock). See "Certain Relationships and Related Transactions".

      On February 16, 2001, we closed on a transaction under a Technology Acquisition Agreement and a License Agreement between Aluminum-Power Inc. and us, dated January 11, 2001. This agreement and license are incorporated by reference to our Definitive Information Statement filed with the Securities and Exchange Commission on January 24, 2001.

      Immediately thereafter, we began to pursue the development of a mechanically rechargeable aluminum-air fuel cell for use with portable electronic devices, with the goal of commercial exploitation.

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

      In exchange for the above noted assets, on February 16, 2001, we transferred to Aluminum-Power Inc. 88,000,000 shares of our common stock together with interests in three operating subsidiaries; Banca Commerciala pe Actiuni "Export-Import", a bank organized under the laws of the Republic of Moldova , Exim Asint S.A., an insurance company organized under the laws of the Republic of Moldova, and Jolly LLC, a limited liability company organized under the laws of Wyoming which indirectly owned and operated a hotel in the Republic of Moldova.

      As a result of the transfer of the above listed assets to Aluminum-Power Inc., we divested ourselves of all of our interest in those businesses and refocused our efforts on the further development of Intercomsoft and the development and exploitation of the aluminum-air fuel cell technology we acquired and licensed from Aluminum-Power Inc.

      On June 1, 2001, in a joint effort with Aluminum-Power Inc., we opened an International Research and Development Center in Toronto, Ontario, Canada. The R&D Center is located in a 6,000 square foot facility that Aluminum-Power Inc. leased on March 31, 2001, for a five-year term. We have agreed to reimburse Aluminum-Power Inc. a percentage of its research and development costs (as such costs relate to work specifically performed for and on behalf of us). See "Certain Relationships and Related Transactions."

      Since our acquisition of the aluminum-air fuel cell technology for use in portable consumer electronic devices, we have continued to advance research and development with the goal of commercial exploitation of such technology. Aluminum-Power Inc. advised us in a letter dated March 31, 2003 that, to date, it has spent in excess of $3,000,000 on research and development related to our aluminum-air fuel cell technology. However, Aluminum-Power Inc. further advised us that although it has aggressively pursued licensing opportunities and sought joint venture partners, private financing and investment capital in an effort to support its on-going research and development efforts, it has been unable to secure financing for such efforts, other than shareholder loans, which provided the funds noted above.

      Further, Aluminum-Power Inc. indicated that over the past two years they have found the development time line and cost for research and development to be significantly in excess of what it had originally anticipated. In its letter, Aluminum-Power Inc. cited a recent report by the Department of Energy ("DOE") dated February 2003 and submitted to Congress by the DOE under cover of letter dated February 28, 2003, entitled "Fuel Cell Report to Congress: Fuel Cell Future Not Certain" that concluded that there are significant and heretofore unforeseen barriers to the development of various fuel cell technologies, most specifically the onerous cost of development and commercialization. This concurs with Aluminum-Power Inc.'s independent evaluation of the matter.

      Aluminum-Power Inc. further advised that the U.S governments' unilateral support of hydrogen based fuel cell technology, almost to the exclusion of all others, has had a significant adverse effect on its efforts to secure financing, development partners and licensing. Further, it advised that the erosion of the technology marketplace has adversely affected its efforts at securing additional research and development funding.

      Aluminum-Power Inc. concluded its letter that in light of the above, as well as other considerations, it has elected to suspend any further research and development efforts of the aluminum-air fuel cell under the R&D Agreement at this time advising that it does not believe that it would be prudent for either it or us to expend any additional research and development funds on the technology until it can evaluate the prospects and feasibility of further development and access marketing opportunities.

      Accordingly, as of the second quarter 2003, our research and developments efforts were suspended until such time as Aluminum-Power resumes its research and development efforts on our behalf, or we are able to obtain financing to proceed with such efforts on our own.

      Although research and development efforts were suspended in the second quarter of 2003, we still continue to believe in the viability of our technology and have not changed our opinion as to the potential benefits our technology could make in the field of alternative power. However, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts at this time are not justified.

      We will, however, continue to actively seek patent protection on our technology. In fact, such efforts resulted in the issuance by the United States Patent and Trademark Office of a patent entitled "Ecologically Clean Mechanically Rechargeable Air-Metal Current Source" on March 12, 2002. In addition on February 21, 2003 a Notice of Allowance was issued by the U.S. Patent and Trademark Office on our patent application entitled "A Metal-Air Battery Having In-Situ Generatable Electrolyte" which we anticipate will result in the issuance of an additional patent in the second quarter 2003.

Intercomsoft Limited

      Intercomsoft Limited is a provider of proprietary technology and consumables used to produce secure essential government identification documents. Currently, and since 1996, Intercomsoft only provides such technology and consumables to the Government of the Republic of Moldova, although it continues to actively seek other opportunities throughout the European marketplace and elsewhere. The system utilizing this technology is leased from Supercom, Ltd., an Israeli corporation, pursuant to a lease agreement dated August 25, 1995 with a term of ten (10) years with an automatic ten (10) year extension, unless either party submits a written notification of termination prior to the expiration of the initial 10 year term. All of the materials required to operate, maintain, and repair the system are supplied by Supercom, Ltd. pursuant to the lease agreement.

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

      Although it is currently seeking other opportunities, Intercomsoft presently derives all of its revenues and income pursuant to the agreement with the Ministry of Economics. Therefore, the Government of Moldova is the only existing client of Intercomsoft. If the Government of Moldova defaults on this agreement, or if this agreement is terminated or the terms materially amended, such changes would have a material adverse impact on Intercomsoft and us. Further, as the revenue generated by Intercomsoft is our only current revenue, any material adverse impact on Intercomsoft would have a material adverse impact on us.

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

      Electricity from our proprietary aluminum-air fuel cell is generated through an electrochemical reaction between aluminum, an alkaline solution and oxygen from the air. As the aluminum oxidizes in the alkaline solution, electricity is produced. Fundamentally, aluminum has tremendous energy density when compared with other metals used in batteries. Furthermore, spent aluminum can be recycled and obtaining aluminum from recycled aluminum hydroxide is more economical and less energy intensive than mining aluminum ore.

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

      We feel that our products would have the potential to effectively eliminate environmental pollution resulting from the manufacturing and removal of conventional fuel cells. Additionally, we feel that our products will eliminate associated disposal charges, regulatory compliance costs, and the threat of toxic spills, which may be common with competitive fuel cells.

      Given the composition and design of our fuel cells, we do not believe that we will be subject to any environmental or regulatory restrictions and/or governmental approvals prior to the commercial exploitation of our technology, although there can be no assurances.

Our Competition

      Although there is currently a very limited market for consumer fuel cells utilizing aluminum-air technology, the fuel cell and battery industries, as a whole, are characterized by intense competition with a large number of companies offering or seeking to develop technology and products that will compete with those that we are seeking to develop and distribute.

      We compete with large and small manufacturers of alkaline, carbon-zinc, seawater, high rate and primary batteries as well as other manufacturers of lithium batteries. We are also subject to competition from manufacturers and developers of aluminum and/or zinc metal-air fuel cells, nickel-cadmium (NiCd), nickel metal hybdride (NiMH), lithium-ion/polymer (Li ion/polymer), lead-acid, and some smaller-size alkaline cells. We are also subject to competition from manufacturers engaged in the development of batteries incorporating new technologies.

Our Employees

      We currently have three full time employees and numerous individuals or entities that provide services to us on a consulting or advisory basis. These figures do not include certain individuals who, by contract with their respective employers, may conduct research and development on our technology pursuant to a Research & Development Agreement with Aluminum-Power Inc., dated July 1, 2001. Additionally, these figures do not include individuals who work in various capacities for, or on behalf of, Intercomsoft Limited, our subsidiary. See "Certain Relationships and Related Transactions."

ITEM 2. DESCRIPTION OF PROPERTY

      During the period covered by this Annual Report, we maintained our office located at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019, on a month-to-month tenancy. In addition, on May 1, 2002 we entered into a one-year sublease with EZ TEL USA Inc., whose President is Gary Shokin, our Vice President, for office space at 25 Broad Street, Suite 15-E, New York, New York 10004.

      Additionally, during the period covered by this report, in a joint effort with Aluminum-Power Inc., we operated an International Research and Development Center in Toronto, Ontario, Canada. The R&D Center is located in a 6,000 square foot facility that Aluminum-Power Inc. leased on March 31, 2001, for a five-year term. We have agreed to reimburse Aluminum-Power Inc. a percentage of its costs and expenses as it relates solely to the R&D Center and to work specifically performed for and on behalf of us. See "Directors, Executive Officers, Promoters and Control Persons", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

      During the fiscal year ended December 31, 2002, neither the Company nor any of its subsidiaries were a party to, or otherwise involved, in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The Nasdaq Stock Market, Inc. under the trading symbol "TMOL." The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, Nasdaq Trading and Market Services. Such quotations reflect inter-dealer prices, without real mark-up, mark-down or commissions, and may not necessarily represent actual transactions. We had 402 stockholders of record of our common stock as of December 31, 2002.

        Fiscal 2003                        High             Low
                                           ----             ---

        First Quarter                     $0.25            $0.07

        Fiscal 2002                        High             Low
                                           ----             ---

        Fourth Quarter                    $0.37            $0.14
        Third Quarter                     $0.60            $0.08
        Second Quarter                    $0.33            $0.13
        First Quarter                     $0.16            $0.06

        Fiscal 2001                        High             Low
                                           ----             ---

        Fourth Quarter                    $0.65            $0.21
        Third Quarter                     $1.08            $0.50
        Second Quarter                    $1.10            $0.45
        First Quarter                     $2.25            $0.50

      We have not declared any cash dividends for the last two fiscal years and do not anticipate declaring any in the near future. There are no restrictions that limit our ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on the common stock is within the sole discretion of the board of directors and will depend, in part, on our earnings, capital requirements, financial condition, and other relevant factors, as determined by the Board.

      Set forth below is information regarding the issuance and sales of our securities without registration during the last three years. Other than as set forth below, no such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. All of such transactions by us did not involve any public offering and were exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

      On September 5, 2002 we issued 500,000 shares of our common stock to each of Alexander M. Gordin, our President and Chief Executive Officer and Gary Shokin, our Vice President and Secretary, in partial compensation of services to be rendered from such date through August 2003. Pursuant to a letter agreement entered into with each of Mr. Gordin and Mr. Shokin, such stock is earned by each of them at a rate of 41,000 shares per month beginning September 2002. Should their employment terminate within the twelve-month term of the agreement, any unearned stock will be returned to us within ten days of such termination.

      On May 30, 2002, we issued 100,000 shares of common stock to Dmitri Izzimov in consideration of certain research and development services provided to us by such individual.

      On January 2, 2002, we entered into a one-year Independent Consultant Agreement (the "Consultant Agreement") with The Rogich Communications Group, a Nevada corporation ("Rogich"). As compensation for the services that Rogich provided under the Consultant Agreement, we granted Rogich the following options to purchase shares: (i) an option to purchase 1,000,000 shares of common stock at an exercise price of $0.21 per share that vested upon execution of such Consultant Agreement, and (ii) options to purchase up to 3,000,000 shares of common stock at an exercise price of $0.21 per share that are granted pursuant to our 2001 Omnibus Plan, as amended. The options for up to 3,000,000 shares of common stock were granted on a monthly basis at a rate of 250,000 shares per month commencing on January 31, 2002 and ending on December 31, 2002.

      On August 15, 2001, the Company granted John R. Loveland, a former Director, options to purchase 100,000 shares of common stock, with an expiration date of August 15, 2006 and an exercise price of $0.50 per share of common stock. These options were not granted pursuant to the terms of the 2001 Omnibus Plan, as amended

      In July of 2001, Eontech Group Inc., a company indirectly controlled by Mr. Birshtein, the Company's Chairman, and a company which is the majority shareholder of Aluminum-Power Inc., entered into a consulting agreement with Mr. Jerry Goodis and The DragonWyck Corporation, whereby Mr. Goodis and The DragonWyck Corporation have agreed to provide Eontech Group Inc., and its subsidiaries, including Aluminum-Power Inc. and the Company, with certain consulting services. As partial consideration for such services, the Company granted options to The DragonWyck Corporation to purchase up to 200,000 shares of common stock, for a period of three years, at an exercise price of $0.50 per share of common stock.

      On February 16, 2001, we issued 88,000,000 shares of common stock to Aluminum-Power Inc. pursuant to a Technology Acquisition Agreement in addition to our interests in three operating subsidiaries; Banca Commerciala pe Actiuni "Export-Import", a corporation organized under the laws of the Republic of Moldova, Exim Asint S.A., a corporation organized under the laws of the Republic of Moldova, and Jolly LLC, a limited liability company organized under the laws of Wyoming which indirectly owned and operated a Hotel in the Republic of Moldova.

      Additionally, during fiscal year ended December 31, 2002, we granted one consultant options, pursuant to the 2001 Omnibus Plan, as amended, to purchase an aggregate of 1,750,000 shares of our common stock, and cancelled 1,600,000 previously issued options. No officers or directors were granted options pursuant to the 2001 Omnibus Plan, as amended, during fiscal year 2002.

      During fiscal year ended December 31, 2001, the Company granted a total of 25 directors, officers, advisers or consultants options, pursuant to the 2001 Omnibus Plan, as amended, to purchase an aggregate of 7,970,000 shares of the Company's common stock.

      As of December 31, 2002, 8,120,000 were issued and outstanding under the 2001 Omnibus Plan as amended, and 2,550,000 options issued and outstanding outside of such 2001 Omnibus Option Plan, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

General

      Intercomsoft, Ltd. ("Intercomsoft"), our wholly owned subsidiary, holds the world-wide rights to proprietary technology used to produce secure government identification documents, such as drivers' licenses and passports. Although Intercomsoft's current operations are based solely in the Republic of Moldova, it is actively seeking to expand its base of operations and offer its unique services to other areas and regions in the European marketplace and elsewhere.

      We currently derive all of our revenues and income pursuant to Intercomsoft's Supply Contract with the Government of the Republic of Moldova. The political and economic environment of the Republic of Moldova has historically been unstable. Should the Government of the Republic of Moldova default on the Supply Contract or discontinue the use of Intercomsoft's services under the Supply Contract, we would likely have limited recourse. We do not anticipate any other revenues during the fiscal year ending December 31, 2003. If for any reason (or for no reason) the Supply Contract were terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as on us.

      In addition, in the first quarter of 2001, we acquired certain rights, as more fully defined below, to an aluminum-air fuel cell technology for use in portable consumer electronic devices such as cellular telephones and laptop computers. Since acquisition we have engaged in research, development and marketing efforts in the development of such technology. In addition to our research and development efforts, during the period covered by this report we actively sought strategic business partners to commercialize the technology. Further, since the acquisition of the aluminum-air fuel cell technology, we have vigorously pursued the prosecution of our patent applications involving such technology.

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

      In a letter from Aluminum Power Inc. dated March 31, 2003 Aluminum-Power Inc. advised us that it was suspending further research and development efforts of the aluminum-air fuel cell technology under the Research and Development Agreement for the foreseeable future. Accordingly, as of the second quarter 2003 our research and developments efforts were suspended until such time as Aluminum-Power Inc. resumes its research and development efforts on our behalf, or we are able to obtain financing to proceed with such efforts on our own. (See "Description of Business" for further details.)

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

      o All rights and title to certain technology relating to metal-air batteries and fuel cells, evidenced by United States Patent and Trademark Office Patent Application Reference No. PNK/M275689/IAROCHENKO, filed on December 19, 2000, and Internal Reference Patent Application #1167 filed with the Canadian Intellectual Property Office on February 7, 2000, and titled, "A Metal-Air Battery Having In-Situ Generatable Electrolyte," suitable for consumer portable electronic devices, including two-way radios, wireless telephones, portable audio devices, video cameras and personal computers.

      o The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power Inc. to be used as part of a full battery assembly which will enable the conversion of cell voltage of an aluminum-metal-air-cathode battery to the voltage required by different consumer portable electronic devices.

      In exchange for the above noted assets, on February 16, 2001, we transferred to Aluminum-Power Inc. 88,000,000 shares of our common stock together with interests in three operating subsidiaries; Banca Commerciala pe Actiuni "Export-Import", a bank organized under the laws of the Republic of Moldova , Exim Asint S.A., an insurance company organized under the laws of the Republic of Moldova, and Jolly LLC, a limited liability company organized under the laws of Wyoming which indirectly owned and operated the Jolly Alon, a hotel in the Republic of Moldova.

Results of Operations

General

      During the fiscal year ended December 31, 2002, our assets consisted of Intercomsoft, a wholly owned subsidiary, and an aluminum-air fuel cell technology, as more fully described above.

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

Comparison of Fiscal Year Ending December 31, 2002 to Fiscal Year Ending December 31, 2001

      During the fiscal year ended December 31, 2002, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of $4,971,000 as compared to $3,886,000 for 2001. The increase in revenue of $1,085,000 was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova. In addition, beginning in 2001 and continuing through 2002, a program of public awareness was effectuated encouraging the renewal of various forms of government licenses and registrations, reminding individuals to renew expiring documents resulting in an increase in the issuance of such replacement documents. Increased marketing efforts by us beginning in the third quarter 2001 and cross marketing to individuals during passport renewals and/or issuance also led to a continuing increase in the sale of collateral documentation including drivers licenses and other government issued documents.

      During the fiscal year ended December 31, 2002, Intercomsoft's costs associated with generating these revenues was $1,170,000 or 23.5% as compared to $1,206,000 or 31% for 2001. The reduction in the percentage of costs associated with generating revenues was, in part, due to the purchase of new equipment that resulted in less maintenance costs, higher performance and production and increased efficiency. This resulted in gross profit for Intercomsoft of $3,801,000 and $2,680,000 for the fiscal years ending December 31, 2002 and 2001 respectively, an increase of $1,121,000, or 42%.

      General and administrative expenses for fiscal year ending December 31, 2002, were $1,525,000, which consisted of $75,000 from Intercomsoft and $1,450,000 of general corporate and administrative expenses. For the same period in 2001 general and administrative expenses aggregated approximately $1,445,000 which consisted of $81,000 from Intercomsoft and $1,364,000 of general corporate and administrative expenses. The minor increase of general corporate and administrative expenses resulted, in part, from a combination of savings in consulting, legal and accounting expenses, coupled with increases in insurance costs and a minor increase in office expenses relating to the opening of our new office located in downtown New York established to pursue business development opportunities.

      Public relations, marketing and advertising for fiscal year ending December 31, 2002 were $1,447,000 which consisted of $1,441,000 from Intercomsoft for marketing expenses relating to efforts to expand the use of Intercomsoft's services, and $6,000 which related to the on-going public awareness program for our aluminum-air fuel cell technology. For the same period in 2001, such expenses aggregated approximately $950,000, which consisted of $852,000 from Intercomsoft and $98,000 related to the aluminum-air fuel cell technology. The increase of $589,000 from Intercomsoft was the direct result of a marketing agreement entered into in the 3rd quarter 2001 to aggressively market Intercomsoft's products and services to the Moldovan population. The decrease of $92,000 in such expense relating to the aluminum-air fuel cell resulted from a reassessment of the marketing needs for the technology.

      Beginning in the first quarter of 2001, we began our research and development program of the metal-air (aluminum-air) fuel cell technology acquired in such period. To that end, together with our majority shareholder Aluminum-Power Inc., we opened an International Research & Development Center in Toronto, Ontario, Canada. Research and development costs for 2002 were $353,000, compared to $527,000 in 2001. The decrease of $172,000 in research and development costs in year 2002 resulted from a stabilization of start-up and non-recurring costs incurred in 2001, the first year of research and development, and the expense incurred in establishing the R&D Center in 2001 to facilitate ongoing research and development.

      We had a net profit from operations of approximately $476,000 for 2002 as compared to a net loss of $242,000 for 2001.

Liquidity & Capital Resources

      Our joint venture with Aluminum-Power Inc. to operate the R&D Center has added significant additional costs and expenses associated with running such facility. As of December 31, 2002, we owed Aluminum-Power Inc. approximately $119,000, payable on the fifth anniversary of the Research & Development Agreement, and bearing interest at a rate of 2% per annum.

      While we believe we have adequate capital to fund current operations for fiscal year 2003, we believe that we will need to obtain additional working capital for future periods if we are to continue with our research and development efforts of our aluminum-air fuel cell technology.

      At December 31, 2002 there were unpaid cash advances totaling approximately $208,000 that were made to us in 2001 by Mr. Boris Birshtein, our Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock, or by entities effectively owned and controlled by Mr. Birshtein. Of such amount, Mr. Birshtein personally is owed approximately $120,000 and entities effectively owned and controlled by Mr. Birshtein, are owed approximately $88,000. All cash advances made to the Company are non-interest bearing and due on demand.

      Although no assurances can be made, we believe that our operating expenses will not decrease during the fiscal year ending December 31, 2003 as a result of the temporary suspension of research and development efforts, due to the anticipation of partial payment to our Chairman of the Board, or entities controlled by him, of the above noted unpaid cash advances.

      We may seek additional funding through public or private financing or other arrangements in an effort to subsidize research and development expenses. However, there can be no assurances that additional financing will be available or, if available, on terms that are acceptable to us. If adequate funds are not available, or not available on terms that are acceptable to us, we may not be able to further develop and market our aluminum air fuel cell technology.

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

ITEM 7. FINANCIAL STATEMENTS

      The consolidated financial statements of the Company for the years ended December 31, 2002 and 2001 have been examined to the extent indicated in the report provided by the independent accountants, Paritz & Company, PA. Paritz & Company, PA has confirmed to the Company that the consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with Regulation S-X promulgated by the SEC.

                               TRIMOL GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

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

Consolidated Statement of Cash Flows                                 F-5

Notes to the Consolidated Financial Statements                    F-6 to F-13

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Trimol Group, Inc.

We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.


                                  PARITZ & COMPANY, P.A.
                                  Certified Public Accountants
                                  Hackensack, New Jersey

                                  Dated: March 17, 2003, except as to Note 3(b) which is dated March 31, 2003

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

YEAR ENDED DECEMBER 31, 2002
-------------------------------------------------------------------------------

ASSETS

Current assets:

Cash                                                                  $  49,000

Accounts receivable                                                     302,000

Prepaid expenses                                                         17,000
                                                                      ---------

     Total current assets                                               368,000

Property and equipment, net                                              95,000
                                                                      ---------

TOTAL ASSETS                                                          $ 463,000
                                                                      =========

LIABILITIES

Current liabilities:

Trade accounts payable                                                $ 106,000

Accrued expenses                                                        201,000

Current portion of payables to related parties                          341,000
                                                                      ---------

TOTAL LIABILITIES                                                       648,000

PAYABLES TO RELATED PARTIES                                             379,000

SHAREHOLDERS' DEFICIENCY                                               (564,000)
                                                                      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                        $ 463,000
                                                                      =========

-------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Year Ended        Year Ended
                                                    December 31, 2002  December 31, 2001
REVENUES                                               $  4,971,000      $  3,886,000
                                                       ------------      ------------

OPERATING EXPENSES:

Cost of revenues                                          1,170,000         1,206,000

Research and development                                    353,000           527,000

Marketing and promotion                                   1,447,000           950,000

General and administrative expenses                       1,525,000         1,445,000
                                                       ------------      ------------
TOTAL OPERATING EXPENSES                                  4,495,000         4,128,000
                                                       ------------      ------------

NET INCOME (LOSS)                                      $    476,000      $   (242,000)
                                                       ============      ============

Net income (loss) per share (Basic and Diluted)                .005             (.002)
                                                       ============      ============

WEIGHTED AVERAGE NUMBER OFSHARES
OUTSTANDING-BASIC AND DILUTED                           100,361,466        88,707,493
                                                       ============      ============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY
--------------------------------------------------------------------------------

                                                               ADDITIONAL     RETAINED
                                         COMMON STOCK          PAID-IN        EARNINGS      DEFERRED
                                     SHARES        AMOUNT      CAPITAL        (DEFICIT)     COMPENSATION    TOTAL
BALANCE - JANUARY 1, 2001           12,039,000   $   120,000   $ 6,178,000    $(7,142,000)            --    $  (844,000)

Net loss                                    --            --            --       (242,000)            --       (242,000)

Issuance of common stock in
Exchange for assets (see Note 2)    88,000,000       880,000      (880,000)            --             --             --
                                   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 2001        100,039,000     1,000,000     5,298,000     (7,384,000)            --     (1,086,000)

Net income                                  --            --            --        476,000             --        476,000

Issuance of common stock for
  services performed                 1,100,000        11,000        87,000             --             --         98,000

Deferred compensation                       --            --            --                       (52,000)       (52,000)
                                   -----------   -----------   -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 2002        101,139,000   $ 1,011,000   $ 5,385,000    $ 6,908,000    $   (52,000)   $  (564,000)
                                   ===========   ===========   ===========    ===========    ===========    ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            Year Ended          Year Ended
                                                        December 31, 2002     December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                            $ 476,000           $(242,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH USED IN OPERATING ACTIVITIES

Depreciation of property and equipment                           8,000                  --

Stock based compensation                                        46,000                  --

Write-off of deferred offering costs                            35,000                  --

CHANGES IN ASSETS AND LIABILITIES

Accounts receivable                                            178,000            (344,000)

Prepaid expenses                                                41,000             (58,000)

Accounts payable                                              (425,000)             65,000

Accrued expenses                                               (79,000)           (341,000)
                                                             ---------           ---------

NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                      280,000            (920,000)
                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property and equipment                         (103,000)                 --
                                                             ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                         (103,000)                 --
                                                             ---------           ---------

CASH FLOW FROM FINANCING ACTIVITIES

  Repayment of loan to related party                                --                  --

  Net advances (repayments) to/from related parties           (172,000)            892,000

  Payment of deferred offering costs                                --             (35,000)
                                                             ---------           ---------

NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                          (172,000)            857,000
                                                             ---------           ---------

INCREASE (DECREASE) IN CASH                                      5,000             (63,000)

CASH - BEGINNING OF YEAR                                        44,000             107,000
                                                             ---------           ---------

CASH - END OF YEAR                                           $  49,000           $  44,000
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

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft") a non-resident Irish company, which, pursuant to a lease agreement which expires in August 2005, provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents (passports, drivers' licenses and ID cards). Currently Intercomsoft's only customer is the Government of the Republic of Moldova.

As a result of the acquisition referred to in Note 2, the Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air (aluminum) fuel cell solely for use with consumer portable electronic devices, all rights and title to certain technology relating to metal-air (aluminum) fuel cells, and the design and know-how to a DC/DC Converter designed and developed by a related company. Substantially all of the research and development costs related to this technology are allocated from the majority shareholder of the Company (see Note 6).

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Intercomsoft. Intercompany transactions and balances have been eliminated in consolidation.

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

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes on the straight-line method in amounts sufficient to amortize the cost of the related asset over its estimated useful live.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Research and development

The Company charges all research and development costs to expense as incurred.

Advertising costs

The Company expenses all advertising costs as incurred.

Revenue Recognition

Revenue from the agreement by and between Intercomsoft and the Moldovan Ministry of Economics is recognized upon the quantity of product (number of computerized documents) produced during the period reported.

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

NOTE 2-ACQUISITION

Pursuant to a series of agreements which were authorized by the Board of Directors in 2000 and closed in 2001 with Aluminum-Power, Inc, ("API"), a company owned and controlled by the principal shareholder of the Company, the Company sold its interest in three subsidiaries and transferred 88,000,000 shares of previously unissued common stock in exchange for the exclusive worldwide license referred to in Note 1.

NOTE 3-RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft's only customer is the Republic of Moldova's Ministry of Economics. Moldova is a former Republic of the Soviet Union. The political and economic situation in Moldova has historically been unstable. Should the Government of the Republic of Moldova default on the lease agreement referred to in Note 1 or discontinue the use of Intercomsoft's services under the lease agreement, the Company would likely have limited recourse. If for any reason (or for no reason) the lease agreement was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft.

(b) As a result of the transactions referred to in Note 2, Trimol has exchanged a substantial part of its assets for certain technology. Although the United States Patent and Trademark Office has issued several patents on the technology, there can be no assurances that such office will afford such technology additional patent protection and there can be no assurances that such technology will be marketable and/or profitable. Additionally, the Company believes that in order to further develop and market this technology, it will be necessary to seek additional capital. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to further develop and market the technology. Such inability to obtain additional financing when needed would have a negative impact on the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and such securities may have rights, preferences and privileges senior to those of the existing shares of common stock.

      API advised the Company in a letter dated March 31, 2003, that although it has aggressively pursued licensing opportunities and sought venture partners, private financing and investment capital in an effort to support its ongoing research and development of the aluminum-air fuel cell technology, it has been unable to secure financing for such research and development efforts, other than through shareholder loans. Further, API indicated that over the past two years they have found the development time line and cost for research and development to be significantly in excess of what it had originally anticipated. In fact, API cited in its letter that a recent report by the Department of Energy concluded that there are significant and heretofore unforeseen barriers to the development of various fuel cell technologies, most specifically the onerous cost of development and commercialization.

      API concluded that in light of the above, as well as other considerations, it has elected to suspend any further research and development efforts of the aluminum-air fuel cell under the R&D Agreement at this time, advising that it does not believe that it would be prudent to expend any additional research and development funds on the technology until it can evaluate the prospects and feasibility of further development and access marketing opportunities.

      Accordingly, as of the second quarter 2003, research and development efforts were suspended until such time as API resumes its research and development efforts or the Company is able to obtain financing to proceed with such efforts.

      The Company continues to believe in the viability of the technology and has not changed its opinion as to the benefits the technology could make in the field of alternative power. However, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts are not justified at this time.

NOTE 4-PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                                     Amount     Life
             Document processing equipment           $ 85,000  5 years
             Office equipment                          18,000  5 years
                                                     --------
                                                      103,000
             Less accumulated depreciation              8,000
                                                     --------
                                                     $ 95,000
                                                     ========

NOTE 5-SHAREHOLDERS' EQUITY

Effective February 14, 2001, the Company amended its Articles of Incorporation to increase its authorized shares of common stock, $0.01 par value, from 30 million to 130 million shares.

The Company has 10,000 $1.00 par value shares of Preferred Stock authorized, none of which are issued and outstanding.

NOTE 6-RELATED PARTY TRANSACTIONS AND BALANCES

(a)   Transactions

      See Note 2 regarding transaction with API.

      On July 1, 2001, the Company entered into an agreement with API pursuant to which Trimol would reimburse API for its allocated portion of expenses attributable to the Company's technology referred to in Notes 1 and 2. During the two year period ended December 31, 2002 API operated a research and development center ("R&D Center") which housed a prototype development and assembly laboratory with a full complement of staff, including mechanical engineers, design engineers, scientists and a support staff.

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

         Allocated research and development expenses for the year ended December 31, 2002 aggregated $162,000.

(b)   Payables to related parties consist of the following:

      Cash advances from the Chairman of the Board ("Chairman") of the
      Company, and a company owned by the Chairman. (1)                         $208,000

      Accrued compensation due to the Chairman. (See Note 9) (2)                 393,000
      Due to API. (3)                                                            119,000
                                                                                --------
                                                                                 720,000
      Less current portion                                                       341,000
                                                                                --------
                                                                                $379,000
                                                                                ========

(1)   These amounts are non-interest bearing and due on demand.

(2)   Of this amount $260,000 is due June 1, 2004 and $133,000 is due on demand.

(3)   This amount bears interest at 2% per annum and is due July 1, 2006.

NOTE 7-STOCK COMPENSATION PLANS

(a) In February 2001, the Company adopted the 2001 Omnibus Plan in order to attract and retain qualified directors, officers, employees, consultants and advisors (the "Eligible Persons"). Eligible Persons may be granted (a) stock options which may be designated as nonqualified stock options or incentive stock options, (b) stock appreciation rights, (c) restricted stock awards, (d) performance awards, or (e) other forms of stock-based incentive awards.

      The maximum number of shares with respect to which the awards may be granted under the 2001 Omnibus Plan, as amended, is 10,000,000 shares of common stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company. The Company has also issued options outside of the Omnibus Plan.

      A summary of option activity is as follows:

                                      Inside         Outside
                                      Plan           Plan          Total

      Balance - January 1, 2001              --             --            --

      Granted                         7,970,000        300,000     8,270,000

      Exercised                              --             --            --

      Cancelled                              --             --            --
                                    -----------    -----------   -----------

      Balance - December 31, 2001     7,970,000        300,000     8,270,000

      Granted                         1,750,000      2,250,000     4,000,000

      Exercised                              --             --            --

      Cancelled                      (1,600,000)            --    (1,600,000)
                                    -----------    -----------   -----------

      Balance - December 31, 2002     8,120,000      2,550,000    10,670,000
                                    ===========    ===========   ===========

      The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                       Weighted         Weighted                 Weighted
         Exercise       Number of       Average          Average    Number of     Average
           Price         Options       Remaining        Exercise     Shares      Exercise
           Range       Outstanding  Contractual Life     Price     Exercisable     Price
           $0.01          200,000        3.8              0.01         --           --

           $0.21        4,000,000        4.4              0.21         --           --

           $0.50        6,020,000        3.5              0.50         --           --

        $1.00 - 1.25      450,000        3.6              1.19         --           --

      The per share weighted average fair value of stock options granted during the fiscal year ended December 31, 2002 was $0.21. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                 Risk-free interest rate                    3.83%

                 Expected volatility of common stock      282.85%

                 Dividend yield                             0.00%

                 Expected option term                       4.4 years

      The Company applies APB 25 in accounting for its stock plans and, accordingly, no compensation costs have been recognized in the Company's financial statements for options granted. If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share for the year ended December 31, 2002 would have been reduced to the pro forma amounts as follows:

                  Net Earnings:

                       As reported                $    476,000

                       Pro forma                   (3,963,000)

                  Basic Earnings per Share:

                       As reported                        .005

                       Pro forma                        (.039)

                  Diluted Earnings per Share

                       As reported                        .005

                       Pro forma                        (.039)

(b) In February 2000 the Company issued warrants to purchase 1,400,000 shares of its common stock (the "Warrants") to three employees, 400,000 of which were cancelled on January 28, 2003. The remaining Warrants may be exercised for a period of five years at an exercise price of $.50 per share and contain an anti-dilution provision.

      As of December 31, 2002, the Company and the warrant holder are in a disagreement concerning the validity and effect of an anti-dilution paragraph contained in the warrant agreement. In part, the paragraph at question provides that the warrant holder's exercise price, and the number and character of the shares of common stock underlying the warrants would be adjusted in the event that the Company sells or issues shares of common stock or any options exchangeable for, or convertible into, shares of common stock at a price per share of common stock less than the higher of either the then current market price per share of common stock or the exercise price. There can be no assurance that this matter will be resolved on terms acceptable to the Company, nor can there be any assurance that the resolution of this matter will not result in the adjustment of the exercise price and number and character of the underlying shares. In the event that the matter is not resolved on acceptable terms, and further that a court of law determines that the warrant holder's position is correct, then upon the full exercise of the warrants the Company may be legally bound and obligated to issue approximately 3.25 million additional shares of common stock, which would have an immediate and substantial dilutive effect on the shares of common stock outstanding.

      In addition, warrants to purchase up to 60,000 shares of the Company's Common Stock are outstanding, 30,000 of which are at an exercise price of $11.50 per share and 30,000 of which are at an exercise price of $.75 per share.

NOTE 8-INCOME TAX

The Company's income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

                                                          December 31, 2002     December 31, 2001
Income tax (benefit) at statutory rate of 34%                $   162,000           $   (82,000)
Net operating loss carryforward (used) not utilized             (162,000)               82,000
                                                             -----------           -----------
                                                             $        --           $        --
                                                             ===========           ===========


                                                          December 31, 2002     December 31, 2001
Deferred tax assets:

  Net operating loss carryforward                            $   218,000           $   380,000
  Capital loss carryforward                                    2,706,000             2,706,000
                                                             -----------           -----------
                                                               2,924,000             3,086,000
Valuation allowance (see Note 1)                               2,924,000             3,086,000
                                                             -----------           -----------
                                                             $        --           $        --
                                                             ===========           ===========

NOTE 9-COMMITMENTS

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

The Company has an employment agreement with the Chairman which expires December 31, 2003 and provides for base annual compensation of $250,000. The agreement provides that, among other things, the Chairman will receive a bonus equal to ten percent of the excess net pre-tax profits, as defined. In addition, the agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock up to a maximum of 1,000,000 shares of common stock per year at an exercise price equal to the closing price of common stock on the issue date, which was waived by the Chairman for the year ended December 31, 2002. As of December 31, 2002, no Incentive Warrants were outstanding. In the event that, upon the expiration of the employment agreement, it is not renewed the Company shall be obligated to pay the Chairman a lump sum amount equal to one-hundred-fifty percent (150%) of his then base salary and the bonus with respect to the last year of the employment agreement.

NOTE 10-SEGMENT INFORMATION

The Company's operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces computerized identification documents, research and development of the aluminum-air fuel cell technology, and general and administrative expenses incurred for corporate purposes.

YEAR ENDED DECEMBER 31, 2002

                                                        Research and         Corporate and
                                   Intercomsoft         Development          Administrative             Total
Net sales                         $     4,971,000      $            --       $            --       $     4,971,000

Operating expenses                      2,686,000              353,000             1,456,000             4,495,000
                                  ---------------      ---------------       ---------------       ---------------

Net income (loss)                 $     2,285,000      $      (353,000)      $    (1,403,000)      $       476,000
                                  ===============      ===============       ===============       ===============

YEAR ENDED DECEMBER 31, 2001

                                                        Research and         Corporate and
                                   Intercomsoft         Development          Administrative             Total
Net sales                         $     3,886,000      $            --       $            --       $     3,886,000

Operating expenses                      2,139,000              625,000             1,364,000             4,128,000
                                  ---------------      ---------------       ---------------       ---------------

Net income (loss)                 $     1,747,000      $      (625,000)      $    (1,364,000)      $      (242,000)
                                  ===============      ===============       ===============       ===============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

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

               NAME         AGE                 POSITION WITH COMPANY
               ----         ---                 ---------------------

    Boris Birshtein         55           Chairman of the Board of Directors

    Alexander M. Gordin     39      Director; President; Chief Executive Officer

    Michael Jay  Solomon    65                        Director

    John R. Loveland        65                        Director
                                            (resigned November 19, 2002)

    Walter J. Perchal       51                        Director

    Vijay Sharma            33                        Director
                                            (resigned January 15. 2003)

    Shmuel Gurfinkel        56                Chief Financial Officer

    Gary Shokin             42               Vice President; Secretary

    Rafi Ferry              32                   Marketing Director
                                                (outside consultant)

Background of Executive Officers, Directors and Significant Employees

      Boris Birshtein has served as our Chairman of the Board of Directors since January 1998. Since 1999, Mr. Birshtein has served as the Chairman of Eontech Group Inc., of which he is the principal shareholder and of Aluminum-Power Inc., our principal shareholder. From 1996 Mr. Birshtein has served as the Chairman of World Assets (Media) Inc. Mr. Birshtein holds PhDs in Philosophy and Economics and heads the North American Informationology Academy.

      Alexander M. Gordin has served as a member of the Board of Directors and our President since May 2000, and the Chief Executive Officer since November 2000. Mr. Gordin served as a Director of Eontech R&D, Inc., a former subsidiary, from August 2001 until its dissolution in March 2003. Since January of 2002, Mr. Gordin has served as the Managing Director for Broad Street Capital Group, a group of asset management and financial advisory companies controlled by Mr. Gordin and his immediate family. From 1998 until 2000, Mr. Gordin served as the Director of Strategic Business Development at Amdour Group located in Stamford, Connecticut. Mr. Gordin's duties at Amdour Group included extensive responsibility for direct investments and Mergers & Acquisitions in the areas of media, wireless communications, and commercial real estate. From 1996 until 1998, Mr. Gordin served as the Managing Director of Broad Street Capital LLC, a firm he co-founded and which is now owned by Broad Street Capital Group. From 1990 until 1996, Mr. Gordin was engaged as the President of Radio Communications International Corp., which was the first Motorola distributor located in the former Soviet Union. In 1995, Mr. Gordin was awarded an MBA from the Wharton School of the University of Pennsylvania.

      Michael Jay Solomon was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. Since March 2002 Mr. Solomon has served as the Chairman of the Board of Directors and Chief Executive Officer of El Camino Entertainment Group, Inc, which is dedicated to building major live family entertainment business in North America. From May 2000 to August 2002, Mr. Solomon served as the Chairman of the Board of Directors of Maxx International, Inc. Mr. Solomon currently serves as a Director on the Boards of New York University Stern School of Business, the Entertainment Business & Management Advisory Board at UCLA, the International Council of the National Academy of Television Arts and Sciences and the U.S.C. Annenberg School of Communication/London School of Economics Communication Degree Program. He has held the positions of Chairman/CEO of Telepictures Corporation, President of Lorimar-Telepictures Corp. and President of Warner Bros. International Television.

      John R. Loveland was appointed as a member of the Board of Directors on February 16, 2001, was elected in August 2001 and served continuously until his resignation from his position as a Director on November 19, 2002. From 1960 to 2000, Mr. Loveland served in a position of executive management of various entities related to and/or owned by O'Brien & Gere Limited. From 1980 to 1992, Mr. Loveland served as the President and CEO of O'Brien & Gere Engineers, Inc. From 1985 to 1995, he served as the President of O'Brien & Gere Limited and from 1985 until 2000, Mr. Loveland served as the President of O'Brien & Gere Property Development. Additionally, from June 1994 to February 2000, Mr. Loveland served as a Director and Chief Executive Officer of Op-Tech Environmental Services, Inc.

      Walter J. Perchal, Ph.D. was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. Since 1997, Mr. Perchal has served as the President and Chief Executive Officer of IC Inc., a consulting firm, which provides consulting services in North America, Europe and Asia. For the past 20 years, Mr. Perchal has served as an adjunct Professor at York University located in Toronto, Canada.

      Vijay Sharma was appointed as a member of the Board of Directors on February 16, 2001, was elected in August 2001 and served continuously until his resignation on January 15, 2003. In addition he also served as our R&D Center Coordinator at the R&D Center from February 2001 to January 2003 and from March 16, 2001 to January 31, 2003 as the President of Aluminum-Power Inc., our majority shareholder, a corporation organized under the laws of the Province of Ontario, Canada. Since 1993, ATI Technologies employed Mr. Sharma initially as a Product Manager, then a Group Product Manager and finally as a Senior Group Manager of Business Management. Mr. Sharma received a Masters of Business Administration from Edinburgh Business School, Herlot-Watt University and a B.A.Sc. in Chemical Engineering from the University of Toronto.

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

      Gary Shokin has served as a Vice President since May 2000 and as Secretary since January 2001. From May 2000 until January 2001, Mr. Shokin also served as a Director. Since March 2002 Mr. Shokin has been a shareholder and has served as President of the EZTEL Group, a privately held telecommunications company. Since 1995, Mr. Shokin has served as the President of Emerald Spa, Inc., a New York based company specializing in beauty enhancement, physical fitness and skin care. Since 1993, Mr. Shokin has served as the President of North Star Auto Center, Inc.

      Rafi Ferry was named our Marketing Director on February 1, 2001. From February 2001 to December 2002, Mr. Ferry also served as the Vice President of Marketing for Aluminum-Power Inc. From 1996 until 1998, Mr. Ferry was employed as a Sales Manager at Gestetner (Israel) Ltd. Mr. Ferry holds a Bachelor of Business Administration from York University.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation of the Company's Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal year ended December 31, 2002, and whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2002, for services rendered in all capacities to the Company and its subsidiaries during the Company's 2000 and 2001 and 2002 fiscal years. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Summary Compensation Table

                                    Annual Compensation              Long Term Compensation
                                 ----------------------------------------------------------------
                                                                       AWARDS
-------------------------------------------------------------------------------------------------
                                                                     Securities
  Name and Principal                               Other Annual      Underlying       All Other
       Position             Year   Salary ($)    Compensation ($)  Options/ SARs(#)  Compensation
-------------------------------------------------------------------------------------------------
Boris Birshtein             2000   $250,000(1)      $21,600(2)            --          600,000(3)
(Chairman of the Board)
                            2001   $250,000(1)      $21,600(2)            --              --

                            2002   $250,000(1)      $74,500(2)            --              --

-------------------------------------------------------------------------------------------------
Alexander Gordin            2000     $80,000                              --              --
(Director, President
and Chief Executive         2001    $120,000        $21,600(4)        500,000(5)          --
Officer)
                            2002    $130,000        $21,600(4)                        500,000(5)
-------------------------------------------------------------------------------------------------

-----------------
(1) Of the $250,000 that Mr. Birshtein was entitled to receive in each of fiscal years 2000 and 2001, $120,000 was paid in each year and $130,000 was accrued for each year but has not been paid. Of the $250,000 that Mr Birshtein was entitled to receive in fiscal year 2002, $170,000 was paid and $80,000 was accrued but has not been paid.

(2) Mr. Birshtein receives a monthly office expense allowance of $1,800. totaling $21,600 annually. In addition, in year 2002, Mr. Birshtein was entitled to receive a bonus based on our annual Excess Net Pre-Tax Profit as defined in his Employment Agreement as set forth in further detail within this Item 10. See "Employment Agreements." Such bonus for the year 2002 was $52,900. which has not, as of this filing, been paid to Mr. Birshtein, but has been accrued as compensation due to him.

(3) On February 28, 2000 we issued to Mr. Birshtein warrants to purchase 600,000 shares of common stock and simultaneously cancelled warrants previously issued to purchase the same number of shares, which were exercisable at a purchase price of $11.50 per share. The newly issued warrants have a five year exercise period beginning on the date of issuance at an exercise price of $0.50 per share. The terms of the warrants include an anti-dilution clause for the adjustment of the exercise price and number and character of the underlying shares, under specific circumstances. Additionally, these warrants entitle Mr. Birshtein to "cashless exercise" rights and demand and "piggy-back" registration rights with respect to the warrants and the underlying shares of common stock. The original warrants issued to Mr. Birshtein were in consideration of the significant time an effort expended by Mr. Birshtein on our behalf for which he was not previously compensated.

(4)   Mr. Gordin receives a monthly office expense allowance of $1,800.

(5) In January 2001 we issued to Mr. Gordin options to purchase 500,000 shares of our common stock under our 2001 Omnibus Plan, as amended. In September 2002 we cancelled such options and issued to Mr. Gordin 500,000 shares of our common stock in partial compensation of services to be rendered from such date through August 2003. Pursuant to a letter agreement entered into with Mr. Gordin, such stock is earned at a rate of 41,000 shares per month beginning September 2002. Should his employment terminate within the twelve-month term of the agreement, any unearned stock will be returned to us within ten days of such termination.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

      There were no options granted pursuant to the 2001 Omnibus Plan, as amended, or otherwise, to our officers or directors, nor were any options previously issued exercised, during the year 2002.

Compensation of Directors

      All of our outside Directors are eligible to be paid an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for a 12-month period. During the fiscal year ended December 31, 2002, three of our Directors received an attendance fee of $2,000.

      As of December 31, 2002, our Board of Directors consisted of Messrs. Birshtein, Gordin, Solomon, Perchal and Sharma. Mr. Loveland resigned as a member of the Board on November 19, 2002, prior to the year end, and Mr. Sharma resigned on January 15, 2003.

      In August 2001 the Board of Directors appointed Mr. Loveland and Mr. Birshtein as members of the Omnibus Committee to administer the 2001 Omnibus Plan, as amended. On November 19, 2002 Mr. Loveland resigned from his position as a member of the Omnibus Committee. At present, the Board of Directors has not established any other committees.

      o Mr. Birshtein has served as our Chairman of the Board since January 1998. He is compensated for such service pursuant to an Employment Agreement, which is detailed in the following section entitled "Employment Agreements."

      o Mr. Solomon was appointed as a member of the Board of Directors on February 16, 2001 and was elected in August 2001. In 2002, Mr. Solomon received $2,000 for his attendance at a meeting of our Board of Directors. In addition, for his services, on August 15, 2001, Mr. Solomon was granted 100,000 options pursuant to the terms of the 2001 Omnibus Plan, as amended, with an exercise price of $1.00 per share and an expiration date of August 16, 2006. As of December 31, 2002, none of his options were exercised.

      o Mr. Loveland was appointed as a member of the Board of Directors on February 16, 2001, was elected in August 2001 and resigned from such position on November 19, 2002. In 2002 Mr. Loveland received $2,000 for his attendance at a meeting of our Board of Directors. In addition, for his services, on August 15, 2001, Mr. Loveland was issued an option to purchase 100,000 shares of the Company's common stock with an exercise price of $0.50 per share and an expiration date of August 16, 2005. These options were not issued pursuant to the terms of the 2001 Omnibus Plan, as amended. As of December 31, 2002, none of his options were exercised.

      o Mr. Sharma was appointed as a member of the Board of Directors on February 16, 2001, was elected in August 2001 and resigned from such position on January 15, 2003. In February 2001, Mr. Sharma entered into a Consulting Agreement with the Company and was named as the R&D Center Coordinator. Mr. Sharma's Consulting Agreement expired on February 1, 2003 and by mutual consent it was not renewed. Pursuant to his Consulting Agreement, Mr. Sharma received $48,000 during fiscal year 2002 and $44,000 during fiscal year 2001 for his services as R&D Center Coordinator. Additionally, for his services, Mr. Sharma was granted 250,000 options on August 15, 2001, pursuant to the terms of the 2001 Omnibus Plan, as amended, with an exercise price of $0.50 per share and an expiration date of August 16, 2006. As of December 31, 2002, none of his options were exercised.

      o Mr. Perchal was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. During fiscal year 2002, Mr. Perchal received $2,000 for his attendance at a meeting of the Board of Directors. Mr. Perchal has not received any other salary or fees from the Company nor did he receive any options pursuant to 2001 Omnibus Plan, as amended, or otherwise.

Employment Agreements

      Currently, our only employment agreement is with Mr. Birshtein, our Chairman of the Board of Directors.

      Pursuant to this employment agreement, dated as of February 25, 1999, Mr. Birshtein has agreed to perform all necessary duties and responsibilities in connection with his position as our

Chairman of the Board, until December 31, 2003. In consideration of Mr. Birshtein's services, he was entitled to receive an annual salary for 2002 of $250,000, such salary to be paid in equal monthly installments. This salary may be increased (but not decreased) from time to time during the term of the employment agreement by the Board of Directors.

      We also agreed to pay Mr. Birshtein, in each calendar year during the term of the employment agreement, an amount equal to ten percent (10%) of the Excess Net Pre-Tax Profits (as defined below) (the "Bonus"). "Excess Net Pre-Tax Profits" means the amount in each calendar year that our consolidated net pre-tax profit in such calendar year exceed the amount of consolidated net pre-tax profit for the immediately preceding calendar year. Mr. Birshtein is entitled to receive a Bonus of $52,900 for the year ending December 31, 2002.

      Additionally, we agreed to grant Mr. Birshtein five year common stock purchase warrants, each of such warrants to provide for the purchase of one (1) share of our common stock at an exercise price equal to the closing price of our common stock on the date Mr. Birshtein is entitled to receive such warrants (the "Incentive Warrants"). Mr. Birshtein shall receive 100,000 Incentive Warrants for each $1,000,000 of Excess Net Pre-Tax Profits (or a pro-rated lesser number of Incentive Warrants based upon amounts of Excess Net Pre-Tax Profits which are less than $1,000,000 increments) in each calendar year during the employment agreement, up to a maximum of 1,000,000 Incentive Warrants in each such year. The Incentive Warrants entitle Mr. Birshtein to "cashless exercise" rights and demand and "piggy-back" registration rights with respect to the Incentive Warrants and the underlying shares of common stock. Mr. Birshtein was entitled to receive 52,900 Incentive Warrants for the year ending December 31, 2002, but has waived his rights to such Incentive Warrants.

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

      On February 28, 2000, we issued Mr. Birshtein 600,000 five-year common stock purchase warrants in consideration of the significant time and effort expended by him, on our behalf, for which he was not previously compensated for. Each warrant provides for the purchase of one (1) share of our common stock at an exercise price of $0.50 per share. The terms of the warrants include an anti-dilution clause for the adjustment of the exercise price and number and character of the underlying shares, under specific circumstances. These warrants also entitle Mr. Birshtein to "cashless exercise" rights and demand and "piggy-back" registration rights with respect to the warrants and the underlying shares of common stock. Simultaneously with the issuance of these warrants, we canceled warrants previously issued to Mr. Birshtein, for a like number of shares of our common stock, with an exercise price of $11.50 per share.

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

      As of December 31, 2002, we were in a disagreement with Mr. Shapiro concerning the validity and effect of an anti-dilution paragraph contained in his warrant agreement. In part, the paragraph at question provides that Mr. Shapiro's exercise price, and the number and character of the shares of common stock underlying Mr. Shapiro's warrants would be adjusted in the event that we sell or issue shares of common stock or any options exchangeable for, or convertible into, shares of our common stock at a price per share of our common stock less than the higher of either the then current market price per share of common stock or Mr. Shapiro's exercise price. There can be no assurance that this matter will be resolved on terms acceptable to us nor can there be any assurance that the resolution of this matter will not result in the adjustment of the exercise price and number and character of the underlying shares. In the event that we cannot resolve this matter on terms acceptable to us, and further that a court of law determines that Mr. Shapiro's position is the correct one, then upon the full exercise of Mr. Shapiro's warrants, we may be legally bound and obligated to issue additional shares of common stock to Mr. Shapiro of approximately 3.25 million shares, which would have an immediate and substantial dilutive effect on the shares of our common stock outstanding.

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

      On January 28, 2003 Mr. Blessey agreed to the cancellation of 400,000 warrants and surrendered same to us.

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

      As of December 31, 2002, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, options to acquire 8,120,000 shares of our common stock were outstanding under the 2001 Omnibus Plan, as amended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2002, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

                                                           As of December 31, 2002(1)

                                                 AMOUNT AND NATURE OF
           NAME OF BENEFICIAL OWNER                BENEFICIAL OWNER      PERCENT OF CLASS
           ------------------------                ----------------      ----------------
Boris Birshtein (2)(3)(4)                          96,747,000(2)(3)(4)        85.4%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Aluminum-Power Inc.
87 Scollard Street
Toronto, Ontario M5R 1G4 (2)                       88,000,000(2)              77.7%

Alexander M. Gordin (5)                               500,000(5)                .44%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Gary Shokin (6)                                       500,000(6)                .44%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Shmuel Gurfinkel (7)                                       --                    --
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Michael J. Solomon (8)                                100,000(8)                .09%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

John R. Loveland (9)
1285 Avenue of the Americas, 35th Floor               100,000(9)               .09%
New York, New York 10019

Walter J. Perchal (10)
1285 Avenue of the Americas, 35th Floor                    --                   --
New York, New York, 10019

Vijay Sharma (11)                                     250,000(11)              .22%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Donald W. Kirk (12)                                   250,000(12)              .22%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Rafi Ferry (13)                                       504,000(13)              .44%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

All Executive Officers and                         98,951,000                87.4%
Directors as a Group (10 persons) (14)

------------
(1)   Based on a total of 113,269,000 shares of common stock, which includes:
      (i) 101,139,000 shares of common stock issued and outstanding as of December 31, 2002; (ii) warrants to purchase 1,460,000 shares of common stock (400,000 of which were cancelled in January 2003); (iii) 8,120,000 options to purchase common stock granted pursuant to the 2001 Omnibus Plan, as amended; and, (iv) 2,550,000 options to purchase common stock granted outside of the 2001 Omnibus Plan, as amended. Note that the total of 113,269,000 shares of common stock does not take into account a potential resolution of the Company's disagreement with Mr. Shapiro concerning the validity and effect of an anti-dilution paragraph contained in his respective warrant agreements, nor the exercise by Mr. Birshtein of the anti-dilution provision to his warrant. There can be no assurance that this matter will be resolved on terms acceptable to us nor can there be any assurance that the resolution of these matters will not result in the adjustment of the exercise price and number and character of the underlying shares. Should a court of law determine that the position of Mr. Shapiro is the correct one, then upon full exercise of their warrants, we may be obligated to fulfill the terms of these paragraphs and issue Mr. Shapiro additional shares of common stock of approximately 3.25 million shares, in the aggregate, which would have an immediate and substantial dilutive effect on the shares of our common stock outstanding.

(2) Mr. Birshtein is an indirect owner of Aluminum-Power Inc. Aluminum-Power Inc.'s majority shareholder is Eontech Group Inc. Birshtein Holdings, Ltd. is the majority owner of Eontech Group Inc. Mr. Birshtein directly controls Birshtein Holdings, Ltd.

(3)   Mr. Birshtein currently serves as our Chairman of the Board.

(4) Includes 4,237,000 shares of common stock and warrants to purchase 600,000 shares of common stock owned directly by Mr. Birshtein; 3,910,000 owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and, 88,000,000 shares of common stock owned by Aluminum-Power Inc.

(5) Mr. Gordin currently serves as a Director and as our President and Chief Executive Officer.

(6)   Mr. Shokin currently serves as our Vice President and Secretary.

(7) Mr. Gurfinkel currently serves as our Chief Financial Officer. Mr. Gurfinkel is also a member of the executive management team of Intercomsoft Limited, our subsidiary.

(8) Mr. Solomon is a member of our Board of Directors and was granted 100,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended.

(9) On February 16, 2001 Mr. Loveland was appointed as a member of the Board of Directors. For his services as a Director, Mr. Loveland was granted 100,000 options outside of the 2001 Omnibus Plan, as amended. Mr. Loveland resigned from his position as a Director on November 19, 2002.

(10) Mr. Perchal is a member of our Board of Directors. Mr. Perchal owns approximately a 1% interest in Aluminum-Power Inc., beneficial owner of 88,000,000 shares of our common stock.

(11) Mr. Sharma served as a member of the Board of Directors from January 16, 2001 until his resignation on January 15, 2003. Pursuant to Mr. Sharma's Consulting Agreement with the Company (which expired January 31, 2003), in 2001 Mr. Sharma was granted 250,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended, for his services as R&D Center Coordinator.

(12) Mr. Kirk was named as our Chief Scientific Advisor in February of 2001. According to the terms of his Consulting Agreement with the Company (which expired January 31, 2003), in 2001 Mr. Kirk was granted 250,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended.

(13) Mr. Ferry was named as our Marketing Director in February of 2001. In addition to 4,000 shares owned by Mr. Ferry, in 2001 Mr. Ferry was granted 500,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended, according to the terms of his Consulting Agreement with the Company (which expired January 31, 2003). Mr. Ferry's wife serves as Mr. Birshtein's Executive Assistant. As such, she owns 100 shares of common stock and was granted options to purchase 250,000 shares of common stock, pursuant to the 2001 Omnibus Plan, as amended. Mr. Ferry disclaims beneficial ownership of his wife's shares of common stock and options to purchase common stock.

(14) Includes Messrs. Birshtien, Gordin, Solomon, Loveland, Perchal, Sharma, Gurfinkel, Shokin, Kirk and Ferry.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

- At December 31, 2002 there are unpaid cash advances totaling approximately $208,000 that were made to us in 2001 by Mr. Boris Birshtein, our Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock, or by entities effectively owned and controlled by Mr. Birshtein. Of such amount, Mr. Birshtein personally is owed approximately $120,000 and entities effectively owned and controlled by him, are owed approximately $88,000. All cash advances made to the Company are non-interest bearing and due on demand.

- On July 24, 2001, Eontech R&D, Inc. ("Eontech R&D") was incorporated under the laws of the State of Delaware for the purpose of conducting research and development of emerging technologies. The members of the Board of Directors of Eontech R&D include Alexander Gordin, one of our Directors, our CEO and President, and Alon Birshtein, the son of Mr. Birshtein, our Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock.

      On August 28, 2001, we entered into an agreement with Eontech R&D, Aluminum-Power Inc., AGGI Limited and Eontech Group Inc. (the "August 28, 2001 Agreement") whereby Eontech R&D is to conduct research on our and Aluminum-Power Inc.'s aluminum-power fuel cell technology.

      Additionally, under the August 28, 2001 Agreement, we agreed to issue AGGI a stock option to purchase 2,000,000 shares of our common stock, with an exercise price of $0.50 per share, expiring August 23, 2003; provided, however, that if the closing price of our common stock is less than $1.00 per share, as listed on any exchange, at 5:00 p.m. (EST) on August 23, 2003, then we shall be obligated to pay to AGGI Limited for each share of stock which is subject to the option, whether the option has been exercised or unexercised, the difference between $1.00 and the price of our common stock at which the stock was last traded, but in no event more than $0.50 per share.

      On February 12, 2003 we entered into a Termination Agreement with Eontech R&D, Aluminum-Power Inc, AGGI Limited and Eontech Group, Inc. terminating each of the above noted agreements, options and obligations of all parties thereto.

      On March 12, 2003 Eontech R&D Inc. filed a Certificate of Dissolution with the State of Delaware dissolving the corporation.

- Mr. Birshtein directly controls Birshtein Holdings, Ltd., the majority owner of Eontech Group Inc. Eontech Group Inc. is the majority shareholder of Aluminum-Power Inc., the holder of a majority of the outstanding shares of our common stock. See "Directors, Executive Officers, Promoters and Control Persons", and "Security Ownership of Certain Beneficial Owners and Management." In July of 2001, Eontech Group Inc. entered into an agreement with Mr. Jerry Goodis and The DragonWyck Corporation, whereby Mr. Goodis and The DragonWyck Corporation have agreed to provide Eontech Group Inc., and its subsidiaries and affiliates, including us and Aluminum-Power Inc., with certain consulting services. As partial consideration for such services, we have agreed to grant options to The DragonWyck Corporation to purchase 200,000 shares of our common stock, for a period of three years, at an exercise price of $0.50 per share of common stock.

- On June 1, 2001, with our cooperation and assistance, Aluminum-Power Inc. opened an International Research and Development Center in Toronto, Ontario, Canada (the "R&D Center"). The R&D Center is located in a 6,000 square foot facility that Aluminum-Power Inc. leased on March 31, 2001, for a five-year term. Pursuant to a Research & Development Agreement between Aluminum-Power Inc. and us, dated July 1, 2001, we have agreed to reimburse Aluminum-Power Inc. a percentage of its costs (as such costs relate to work specifically performed for and on behalf of us). During the period of this report, the R&D Center housed a prototype development and assembly facility and a laboratory with a full complement of research and development staff including mechanical engineers, design engineers, research and development scientists and support staff.

      The Research & Development Agreement provides us with unlimited use of the R&D Center, unlimited use of all equipment and unlimited use of all employees located at the R&D Center, for a period of five years, provided that we pay, proportionately, all costs and expenses associated with the use of the R&D Center. Under the Research & Development Agreement, for a period of five years, we are not obligated to pay any amount owed to Aluminum-Power Inc., with the exception of a monthly fee equal to 1.2% of Aluminum-Power Inc.'s fixed monthly expenses associated with the R&D Center. The accrued balance of the total amount owed to Aluminum-Power Inc. is payable on the fifth anniversary of the Research & Development Agreement, together with interest at a rate of two percent (2%) per annum. As of December 31, 2002, the Company owed Aluminum-Power Inc. approximately $119,000.

      Since our acquisition of the aluminum-air fuel cell for use in portable consumer electronic devices, we have continued to advance research and development with the goal of commercial exploitation of such technology. Aluminum-Power Inc, advised us in a letter dated March 31, 2003 that to date it has spent in excess of $3,000,000 on research and development related to our aluminum-air fuel cell technology. Aluminum Power Inc. further advised in such letter that although it has aggressively pursued licensing opportunities and sought joint venture partners, private financing and investment capital in an effort to support its on-going research and development efforts, at this time it has been unable to secure additional funding for the continuation of such efforts, other than shareholder loans, which has provided the funds noted above.

      Further, Aluminum-Power indicated that over the past two years they have found the development time line and cost for research and development to be significantly in excess of what it had originally anticipated. In fact, Aluminum-Power cited a recent report by the Department of Energy dated February 2003 and submitted to Congress on February 28, 2003, entitled "Fuel Cell Report to Congress: Fuel Cell Future Not Certain" that concluded that there are significant heretofore unforeseen barriers to the development of various fuel cell technologies, most specifically the onerous cost of development and commercialization. This report concurs with Aluminum-Power Inc.'s independent conclusions.

      Aluminum-Power Inc. further advised that the U.S governments' support of hydrogen based fuel cells, almost to the exclusion of all others, has cost had a significant adverse effect on its efforts to secure joint ventures, development partners and licensing.

      Aluminum-Power Inc. concluded its letter advising that it has elected to suspend any further research and development efforts of the aluminum-air fuel cell under the R&D Agreement at this time advising that it does not believe that it would be prudent for either it or us to expend any additional research and development funds on the technology until it can evaluate the prospects and feasibility of further development and marketing opportunities.

      Accordingly, our research and developments efforts were suspended in the second quarter of 2003 and will remain so until such time as Aluminum-Power Inc. resumes its research and development efforts on our behalf, or we are able to obtain financing to proceed with such efforts on our own.

      Although research and development efforts have been suspended, we still continue to believe in the viability of our technology and have not changed our opinion as to the potential benefits our technology could make in the field of alternative power. However, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts at this time are not justified.

- On February 1, 2001, we entered into a Consulting Agreement with Mr. Donald W. Kirk, who was named as our Chief Scientific Advisor, for a two year term. According to the terms of his Consulting Agreement, Mr. Kirk received $2,750 per month and was granted 250,000 options to purchase common stock pursuant to the 2001 Omnibus Plan, as amended, with an exercise price of $0.50 per share and an expiration date of August 15, 2006. On May 31, 2002 such Consulting Agreement was amended by mutual agreement terminating the monthly payments due thereunder and providing for payment of services as rendered. Although Mr. Kirk continues to serve as an unpaid advisor, no services have been rendered to us by Mr. Kirk since such May 31, 2002 that has required any form of payment.

-     On February 1, 2001, we entered into a Consulting Agreement with Mr.
Vijay Sharma, who was named our R&D Center Coordinator, for a two year term. Mr. Sharma was subsequently appointed as a member of the Board of Directors on February 16, 2001, was elected in August 2001 and served continuously until his resignation on January 15, 2003. Pursuant to his Consulting Agreement, Mr. Sharma received $48,000 during fiscal year 2002 and $44,000 during fiscal year 2001 for his services as R&D Center Coordinator. Additionally, for his services, Mr. Sharma was granted 250,000 options on August 15, 2001, pursuant to the terms of the 2001 Omnibus Plan, as amended, with an exercise price of $0.50 per share and an expiration date of August 16, 2006. Mr. Sharma's Consulting Agreement expired on February 1, 2003 and by mutual agreement it was not renewed. Mr. Sharma also served as the President of Aluminum-Power Inc., beneficial owner of 88,000,000 shares of our common stock from March 16, 2001 to January 31, 2003.

-     On February 1, 2001, we entered into a Consulting Agreement with Mr.
Rafi Ferry, who was named as our Marketing Director, for a two year term. Pursuant to the terms of his Consulting Agreement, Mr. Ferry received a monthly consulting fee of $5,000 per month for his services totaling $60,000 for the year 2002 and $55,000 for the year 2001. Additionally, in 2001 Mr. Ferry was granted an option to purchase 500,000 shares of common stock pursuant to the 2001 Omnibus Plan, as amended. Mr. Ferry's wife serves as Mr. Birshtein's Executive Assistant. She owns 100 shares of common stock and was granted options to purchase 250,000 shares of common stock, pursuant to the 2001 Omnibus Plan, as amended. Mr. Ferry disclaims beneficial ownership of his wife's shares of common stock and options to purchase common stock. Mr. Ferry's Consulting Agreement expired February 1, 2003 and by mutual agreement it was not renewed. However, Mr. Ferry continues to serve as our Marketing Director on a month-to-month basis at a reduced rate of $3,500 per month.

- Mr. Boris Birshtein effectively controls Eontech Group Inc., the entity that is the majority shareholder of Aluminum-Power Inc. As a result of Mr. Birshtein's interest in Aluminum-Power Inc., an introduction was made between Aluminum-Power Inc. and us. Discussions between the parties ensued and eventually resulted in an agreement by and between the parties for our acquisition of certain aluminum-air fuel cell technology from Aluminum-Power Inc. in exchange for a substantial part of our then operating assets located in the Republic of Moldova. Mr. Birshtein did not receive any form of compensation for his introduction of Aluminum-Power Inc. to us.

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

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   The exhibits listed below are filed as part of this Annual Report.

      Exhibit No.                      Document
      -----------                      --------

        3(i) Articles of Incorporation (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No.
                      000-28144)

       3(ii) By-laws (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange
                      Commission under File No. 28144).

       10(i) Technology Asset Acquisition Agreement Dated January 11, 2001 by and between Trimol Group, Inc. and Aluminum-Power, Inc. (incorporated by reference to the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)

       10(ii) License Agreement Dated January 11, 2001 by the between Trimol Group, Inc. and Aluminum-Power, Inc. (incorporated by reference to the Definitive Information Statement filed with the Securities and Exchange Commission under File No. 000-28144)

      10(iii) August 28, 2001 Agreement by and between Trimol Group, Inc., Eontech R&D, Inc., Aluminum-Power Inc., AGGI Limited, LLC and Eontech Group Inc. (incorporated by reference to Form 10-KSB as filed with the Securities and Exchange Commission for the year ending December 31, 2001).

       10(iv) July 6, 2001 Letter Agreement (and Rider) between Eontech Group Inc. and Mr. Jerry Goodis and The DragonWyck Corporation (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission for the year ending December 31,
                      2001).

       10(v) July 1, 2001 Research & Development Agreement between Aluminum-Power Inc. and Trimol Group, Inc. (incorporated by reference to Form 10-KSB as filed with the Securities and Exchange Commission for the year ending December 31,
                      2001).

       10(vi)         Consulting Agreement between Donald W.
                      Kirk and Trimol Group, Inc., dated
                      February 1, 2001 (incorporated by
                      reference to Form 10-KSB filed with the
                      Securities and Exchange Commission for the year ending December 31, 2001).

      10(vii) Consulting Agreement between Vijay Sharma and Trimol Group, Inc., dated February 1, 2001 (incorporated by reference to Form10-KSB filed with the Securities and Exchange Commission for the year ending December 31, 2001).

      10(viii) Consulting Agreement between Rafi Ferry and Trimol Group, Inc., dated February 1, 2001 (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission for the year ending December 31, 2001).

         21           Subsidiaries of the Registrant

         23           Consent of Paritz & Company, P.A.

        99.1          Certification Pursuant to 18 U.S.C.
                      Section 1350 as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of
                      2002.  CEO Certification.

        99.2          Certification Pursuant to 18 U.S.C.
                      Section 1350 as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of
                      2002. CFO Certification.

        99.3          Chief Executive Officer Certification.

        99.4          Chief Financial Officer Certification.

(b) There were no Reports on Form 8-K filed during the period covered by this Report

                              SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2003.

TRIMOL GROUP, INC.

By:  /s/ Alexander M. Gordin
   ---------------------------------
Name:   Alexander M. Gordin
Titles: President, Chief Executive Officer and Director

By:  /s/ Shmuel Gurfinkel
   ---------------------------------
Name:   Shmuel Gurfinkle
Title:  Chief Financial Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


By:  /s/ Boris Birshtein                              Date: April 14, 2003
   ------------------------------
Name:   Boris Birshtein
Title:  Chairman of the Board and Director


By:  /s/ Alexander M. Gordin                          Date: April 14, 2003
    -----------------------------
Name    Alexander M. Gordin
Titles: President, Chief Executive Officer,
        and Director


By:  /s/ Michael J. Solomon                           Date: April 14, 2003
   -----------------------------
Name:   Michael J. Solomon
Title:  Director


By:  /s/   Walter J. Perchal                          Date: April 14, 2003
   --------------------------------
Name:    Walter J. Perchal
Title:     Director