Form 10QSB
period 2003-03-31
TRIMOL GROUP INC
filed 2003-05-15
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2003

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

As of May 15, 2003, there were 101,139,000 issued and outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS ...............................................1

         INDEPENDENT ACCOUNTANT'S REVIEW REPORT .............................F-1

         CONSOLIDATED BALANCE SHEET .........................................F-2

         CONSOLIDATED STATEMENT OF OPERATION ................................F-3

         CONSOLIDATED STATEMENT OF CASH FLOWS ...............................F-4

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ...............F-5 - F-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION .........2

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ..................................................6

ITEM 2.  CHANGES IN SECURITIES ..............................................6

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ....................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................6

ITEM 5.  OTHER INFORMATION ..................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...................................9

SIGNATURES ..................................................................10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      TRIMOL GROUP, INC.

      CONSOLIDATED FINANCIAL STATEMENTS
      AS OF MARCH 31, 2003

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                            PARITZ & COMPANY, P.A.
                                            Hackensack, New Jersey
                                            Date: May 8, 2003

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

                                                    March 31, 2003   December 31, 2002
                                                     (Unaudited)        (Audited)
                                                    --------------   -----------------
ASSETS

Current assets:
Cash                                                  $  46,000          $  49,000
Accounts receivable                                     327,000            302,000
Prepaid expenses                                         17,000             17,000
                                                      ---------          ---------
      TOTAL CURRENT ASSETS                              390,000            268,000

Property and equipment, net                              90,000             95,000
                                                      ---------          ---------

TOTAL ASSETS                                          $ 480,000          $ 463,000
                                                      =========          =========

LIABILITIES

Current liabilities:
Trade accounts payable                                $ 100,000          $ 106,000
Accrued expenses                                        173,000            201,000
Current portion of payables to related parties          290,000            341,000
                                                      ---------          ---------

     TOTAL  CURRENT LIABILITIES                         563,000            648,000

PAYABLES TO RELATED PARTIES                             379,000            379,000

SHAREHOLDERS' DEFICIENCY                               (462,000)          (564,000)
                                                      ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY        $ 480,000          $ 463,000
                                                      =========          =========

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of operations
(UNAUDITED)

--------------------------------------------------------------------------------
                                                Three Months Ended March 31,
                                                    2003           2002
--------------------------------------------------------------------------------

REVENUES                                        $    923,000   $  1,243,000
                                                ------------   ------------

OPERATING EXPENSES
Cost of revenues                                     276,000        397,000
Marketing and promotion                              209,000        365,000
Research and development                              10,000        115,000
Other operating expenses                             345,000        357,000
                                                ------------   ------------

TOTAL OPERATING EXPENSES                             840,000      1,234,000
                                                ------------   ------------

NET INCOME                                      $     83,000   $      9,000
                                                ============   ============

Net income per share (basic and diluted)                .001          .0001
                                                ============   ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                               101,139,000    100,039,000
                                                ============   ============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                           Three Months Ended
                                                                 March 31,
                                                            2003         2002
                                                          --------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                $ 83,000    $  9,000

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation of property and equipment                       5,000          --
Stock based compensation                                    19,000          --

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                        (25,000)     45,000
Accounts payable                                            (6,000)      9,000
Accrued expenses                                           (28,000)    (49,000)
                                                          --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   48,000      14,000
                                                          ========    ========

CASH FLOW FROM FINANCING ACTIVITIES:
Net advances (repayments) from related parties             (51,000)     27,000
                                                          --------    --------

NET CASH PROVIDED BY (USED IN)FINANCING ACTIVITIES         (51,000)     27,000
                                                          ========    ========

INCREASE (DECREASE) IN CASH                                 (3,000)     41,000

CASH - BEGINNING OF PERIOD                                  49,000      44,000
                                                          --------    --------

CASH - END OF PERIOD                                      $ 46,000    $ 85,000
                                                          ========    ========

Supplemental disclosures of cash flow information:
Interest paid                                             $     --    $     --
                                                          ========    ========
Income taxes paid                                         $     --    $  1,000
                                                          ========    ========


The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

The consolidated statements of the Company include the accounts of the Company and its operating subsidiary.

Inter-company balances have been eliminated in consolidation.

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft") a non- resident Irish company, which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents such as passports, drivers' licenses and ID cards pursuant to agreements for such proprietary technology. Currently Intercomsoft's only customer is the Government of the Republic of Moldova.

The Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air (aluminum) fuel cell solely for use with consumer portable electronic devices, all rights and title to certain technology relating to metal-air (aluminum) fuel cells, and the design and know-how to a DC/DC Converter, all designed, developed and licensed by a related company. Substantially all of the research and development costs related to this technology are allocated from the majority shareholder of the Company (see Note
4).

NOTE 3-RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft's only customer is the Republic of Moldova's Ministry of Economics. Moldova is a former Republic of the Soviet Union. The political and economic situation in Moldova has historically been unstable and subject to significant change. Should the Government of the Republic of Moldova default on the agreements referred to in Note 2 or discontinue the use of Intercomsoft's services under the agreement,the Company would likely have limited recourse and its operations and financial condition would be materially adversely affected. If for any reason (or for no reason) the agreement was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on the Company. There can be no assurance as to how long or to what extent the Company will derive revenues from the agreement with the Government of Moldova.

(b) Through a joint venture with Aluminum-Power, Inc. ("API"), the majority shareholders of the Company, the beneficial owner of which is the Company's Chairman of the Board, the Company has pursued research and development of the aluminum-air fuel cell technology for the past two years.

      Although the United States Patent and Trademark Office has issued several patents on the technology, there can be no assurances that such office will afford such technology additional patent protection and there can be no assurances that such technology will be marketable and/or profitable. Additionally, the Company believes that in order to further develop and market this technology, it will be necessary to seek a substantial amount of additional capital. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to further develop and market the technology. Such inability to obtain additional financing when needed would have a negative impact on the Company.

      API advised the Company in a letter dated March 31, 2003, that although it has aggressively pursued licensing opportunities and sought venture partners, private financing and investment capital in an effort to support its ongoing research and development of the aluminum-air fuel cell technology, it has been unable to secure financing for such research and development efforts, other than through shareholder loans. Further, API indicated that over the past two years it has found the development time line and cost for research and development to be significantly in excess of what it had originally anticipated. In fact, API cited in its letter that a recent report by the Department of Energy concluded that there are significant and heretofore unforeseen barriers to the development of various fuel cell technologies, most specifically the onerous cost of development and commercialization.

      API concluded that in light of the above, as well as other considerations, it has elected to suspend any further research and development efforts of the aluminum-air fuel cell at this time, advising that it does not believe that it would be prudent to expend any additional research and development funds on the technology until it can evaluate the prospects and feasibility of further development and access marketing opportunities.

      Accordingly, during the first quarter of 2003, research and development efforts were suspended until such time as API resumes its research and development efforts or the Company is able to obtain financing to proceed with such efforts.

      The Company continues to believe in the viability of the technology and has not changed its opinion as to the benefits the technology could make in the field of alternative power. However, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts are not justified at this time.

NOTE 4-RELATED PARTY TRANSACTIONS AND BALANCES

At March 31, 2003 amounts payable to related parties consists of the following:

      Cash advances from the Chairman of the
      Board of the Company ("Chairman"), and a
      company owned by the Chairman (1)                                 $139,000

      Accrued compensation due to the Chairman. (See Note 5) (2)         411,000
      Due to API. (3)                                                    119,000
                                                                        --------
                                                                         669,000
      Less current portion                                               290,000
                                                                        --------
                                                                        $379,000
                                                                        ========

      (1)   These amounts are non-interest bearing and due on demand.

      (2) Of this amount $260,000 is due June 1, 2004 and $151,000 is due on demand.

      (3)   This amount bears interest at 2% per annum and is due July 1, 2006.

Research and development expenses allocated from API for the three months ended March 31, 2003 and 2002 aggregated $0 and $69,153, respectively.

NOTE 5-COMMITMENTS AND GENERAL COMMENTS

(a) Intercomsoft has entered into an agreement for the purchase of equipment, software and consumables for the production of computerized documents. As part of this agreement, Intercomsoft is provided with guidance and support required for installation and operation of the equipment, as well as the materials required for its maintenance. In addition to the cost of the merchandise under the above noted agreement, Intercomsoft is obligated to pay 25% of its profits to the supplier of the equipment, software and consummables, as specified in the agreement.

      The Company has an employment agreement with its Chairman of the Board ("Chairman") which expires December 31, 2003 and provides for an annual base salary of $250,000. If the Employment Agreement is not renewed, the Company will be required to pay the Chairman the sum of $375,000. In addition, the Employment Agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined thereunder, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock up to a maximum of 1,000,000 shares of common stock per year at an exercise price equal to the closing price of common stock on the issue date. As of March 31, 2003, no Incentive Warrants were outstanding.

      On September 5, 2002 the Company, pursuant to an agreement between it and two of its officers, issued 1,000,000 shares of its common stock to such officers for services to be rendered from September 1, 2002 to August 31, 2003. The shares were issued to such officers pursuant to an agreement which provided for 41,666 of such shares to vest on a monthly basis for the period September 2002 through August 2003. These shares were valued at $78,000, the fair market value of the Company's common stock on the date of issuance, which is being amortized over the life of the agreement. The unamortized portion is shown as deferred compensation as a reduction of shareholders' equity on the accompanying balance sheet at March 31, 2003. As noted elsewhere in this Report, the Company has offered to modify the terms of such agreement as part of the compensation package to such individuals in connection with their recent resignations as officers of the Company to provide that all of the unvested shares will vest immediately. Such modification has not yet been agreed upon between the Company and such officers.

      On May 30, 2002 the Company issued 100,000 shares of its common stock to an outside consultant, which were valued at $20,000, for services rendered in connection with the Company's research and development.

      During the three months ended March 31, 2003, the Company canceled 2,500,000 options to purchase its common stock, which had previously been issued under its 2001 Omnibus Plan, as amended. There were no options issued during the same period. As of March 31, 2003, the total options outstanding were 8,170,000, of which 5,620,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

(b) In February 2000 the Company issued warrants to purchase 1,400,000 shares of its common stock (the "Warrants") to three officers, 400,000 of which were canceled on January 28, 2003. The remaining Warrants may be exercised for a period of five years at an exercise price of $.50 per share and contain an anti-dilution provision.

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

                                                                    Research and      Corporate and
                                               Intercomsoft         Development       Administrative          Total
                                               ------------         -----------       --------------        ----------
THREE MONTHS ENDED MARCH 31, 2003
Net sales                                       $  923,000          $       --          $       --          $  923,000
Operating expenses                                 519,000              10,000             311,000             840,000
                                                ----------          ----------          ----------          ----------
Net income (loss)                               $  404,000          $   10,000          $  311,000          $   83,000
                                                ==========          ==========          ==========          ==========

                                                                    Research and      Corporate and
                                               Intercomsoft         Development       Administrative          Total
                                               ------------         -----------       --------------        ----------
THREE MONTHS ENDED MARCH 31, 2002
Net sales                                       $1,243,000          $       --          $       --          $1,243,000
Operating expenses                                 782,000             115,000             337,000           1,234,000
                                                ----------          ----------          ----------          ----------
Net income (loss)                               $  461,000          $  115,000          $  337,000          $    9,000
                                                ==========          ==========          ==========          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following management's discussion and analysis of financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

PLAN OF OPERATION

General

      We operate Intercomsoft, Ltd. ("Intercomsoft"), a wholly owned subsidiary acquired by us in the second quarter of 1998. Intercomsoft is a technology-intensive company engaged in the development and operation of a computerized photo identification and database management system utilized in the production of a variety of secure identification documents such as passports, drivers licenses, national identification documents and other such forms of essential personal identification. Other potential applications of the technology include police and military use, access control, high security identification and government and corporate identification products, among many others. In addition, the technology has potential applications for national population database management, border control and vehicle tracking, immigration management and smart card applications for both business and government such as retirement benefit plans and health, welfare, insurance and social security programs.

      Intercomsoft utilizes a technology that it acquired from Supercom, Ltd., an Israeli corporation, pursuant to a Sales Agreement dated August 25, 1995 with an initial term of ten years with an automatic ten-year extension, unless either party submits a written notification of termination prior to the expiration of the initial ten-year term.

      Although it is actively seeking other opportunities, Intercomsoft's only customer at present, and since 1996, is the Republic of Moldova, pursuant to a ten-year contract awarded it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of this agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

      In addition, in the first quarter of 2001, we acquired certain rights from Aluminum-Power, Inc. ("Aluminum-Power"), our majority shareholder, to a mechanically rechargeable aluminum-air fuel cell technology for use in portable consumer electronics such as cellular telephones and laptop computers. Since the acquisition of such rights, we have continued to expend funds in connection with research, development and marketing efforts for such technology as well as patent prosecution. However, as set forth in greater detail in Note 3 to the Consolidated Financial Statements as well as Part II Item 5 of this Report, as of the second quarter of 2003, after our expenditure of approximately $900,000 on research an development during the course of the two years since our acquisition of the technology, we suspended research and development efforts as management concluded that due to the enormous costs involved in this effort, continued research and development was not justified at this time.

RESULTS OF OPERATIONS

General

      During the period ending March 31, 2003, our operations consisted of the activities of Intercomsoft, a wholly owned subsidiary, and the development of an aluminum-air fuel cell technology, as more fully described above.

      As more fully described above, Intercomsoft currently operates in and derives its revenues solely from services performed for the Government of the Republic of Moldova pursuant to an agreement with such Government. Although Intercomsoft is actively seeking to expand its services to areas outside of the Republic of Moldova, the uncertain economy and political instability in the Republic of Moldova could result in the termination or lose of such agreement, thereby having a material adverse effect on us.

Comparison of Three Months Ending March 31, 2003 to Three Months Ending March 31, 2002.

      During the three months ending March 31, 2003, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $923,000 as compared to $1,243,000 for the same period in 2002, a decrease of approximately 25%. The decrease in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova in 2001 and 2002. In addition, beginning in 2001 and continuing to date, a program of public awareness was launched by us encouraging the renewal of various forms of government licenses and registrations and reminding individuals to renew expiring documents, resulting in an increase in the issuance of such replacement documents. Increased marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents. However, in spite of our efforts, we believe that the decrease in the first quarter of 2003 is due to a leveling off and stabilizing of the production of government documents, which rose dramatically in the latter part of 2001 and during the year 2002.

      During the three months ending March 31, 2003, Intercomsoft's costs associated with generating these revenues were $276,000 or 30% of revenues as compared to $397,000 or 32% of revenues for the same period in 2002. The percentage of costs associated with generating revenues remained relatively stable due, in part, to the purchase of new equipment in 2001 which decreased ongoing maintenance costs, providing higher performance and production and increased efficiency. This resulted in gross profit for Intercomsoft of $647,000 for the three month period ending March 31, 2003 as compared to $846,000 for the same period in 2002, a decrease of approximately 23%.

      General and administrative expenses for the three months ending March 31, 2003, were approximately $345,000, which consisted of $34,000 of Intercomsoft expenses and $311,000 of general corporate and administrative expenses. For the same period in 2002, general and administrative expenses aggregated approximately $357,000, which consisted of $22,000 of Intercomsoft expenses and $335,000 of general corporate and administrative expenses. The decrease of $24,000 in general corporate and administrative expenses resulted from a reduction of corporate overhead.

         Public relations, marketing and advertising expenses for the three months ending March 31, 2003 were $209,000, all of which were related to efforts to expand the use of Intercomsoft's services. For the same period in 2002, such expenses aggregated approximately $365,000, which consisted of $363,000 of Intercomsoft expenses and $2,000 of on-going public awareness program expenses with respect to our aluminum-air fuel cell technology. The decrease of $154,000 in public relations, marketing and advertising expenses of Intercomsoft resulted from the reduction in commissions paid pursuant to various marketing agreements, which are based on revenues generated in the period.

         Beginning in the first quarter of 2001, we began our research and development program in connection with the aluminum-air fuel cell technology acquired in such period, together with our majority shareholder Aluminum-Power Inc. As of the second quarter 2003, together with Aluminum-Power Inc., we suspended research and development efforts. Our research and development costs for the three month period ending March 31, 2003 were $10,000 as compared to $115,000 for the same period in 2002. The decrease in research and development costs resulted from a gearing down of research and development in the first quarter 2003 and a discontinuance of such research and development activities in the second quarter.

         We had a net profit from operations of approximately $83,000 for the three month period ending March 31, 2003 as compared to a net profit of $9,000 for the same period in 2002 which resulted from all of the reasons set forth above.

         We currently derive all of our revenues and income pursuant to Intercomsoft's agreement with the Government of the Republic of Moldova. The Government of the Republic of Moldova has historically been unstable and we would have limited recourse should the Government default under the agreement or discontinue use of Intercomsoft's services provided for under the agreement. If for any reason (or for no reason) such agreement was terminated, the terms were materially amended, or business reduced, such event would have a material adverse effect on us.

Liquidity & Capital Resources

         Our joint venture with Aluminum-Power to fund research and development of the aluminum-air fuel cell technology beginning in 2001 has added additional costs and expenses. As of March 31, 2003, we had expended $890,000 toward research and development since our acquisition of the technology in January 2001 and we owed Aluminum-Power approximately $119,000 in accrued research and development costs, payable on July 1, 2006, bearing interest at a rate of 2% per annum.

         At March 31, 2003, there were unpaid cash advances totaling approximately $139,000 that were made to us by Boris Birshtein, the Chairman of the Board and the of record and beneficial owner of a majority of our outstanding shares of common stock. Of such amount, Mr. Birshtein personally advanced approximately $83,000 and entities effectively owned and controlled by Mr. Birshtein advanced approximately $56,000. All such cash advances are non-interest bearing and are due on or before June 1, 2004.

         Although we believe we have adequate capital to fund current operations for fiscal year 2003, we may seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans from shareholders, or a combination of the foregoing.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying the forward looking statements are reasonable, any assumptions could be inaccurate, and therefore, there can be no assurance that these statements will prove to be accurate. In light of these uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us, or anyone affiliated with us, that our objectives and plans will be achieved.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      On February 28, 2000 we issued warrants to purchase 400,000 shares of our common stock to Robert L. Blessey, a former officer. On January 28, 2003 Mr. Blessey agreed to the cancellation of such warrants and surrendered same to us.

      During the three months ended March 31, 2003, we cancelled 2,500,000 options to purchase our common stock, which were previously issued under our 2001 Omnibus Plan, as amended. There were no options issued during the same period. As of March 31, 2003, the total options outstanding were 8,170,000, of which 5,620,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

      On September 5, 2002 we issued 500,000 shares of our common stock to each of Alexander M. Gordin and Gary Shokin in partial compensation for services to be rendered by them from such date through August 2003. Pursuant to a letter agreement entered into with each of Mr. Gordin and Mr. Shokin, such shares are earned by each of them over the course of the twelve month period of the agreement, based on their continued employment through such period. During the period ending March 31, 2003, 124,998 of such shares vested to each of Mr. Gordin and Mr. Shokin.

      On May 1, 2003, both Mr. Gordin and Mr. Shokin resigned from their positions with us. As part of their exit compensation plan, we offered to accelerate the vesting of the remaining portion of the unvested shares effective as of May 1, 2003. As of the date of this Report, Messrs. Gordin and Shokin are undecided about accepting such compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On January 15, 2003 Vijay Sharma resigned as a member of our Board of Directors.

      On January 31, 2003 the consulting agreements for each of Donald W. Kirk, our Chief Scientific Officer, Rafi Ferry, our Marketing Director, and Vijay Sharma expired. None of the agreements were renewed.

      On July 24, 2001, Eontech R&D, Inc. ("Eontech R&D") was incorporated under the laws of the State of Delaware for the purpose of conducting research and development of emerging technologies.

      On August 28, 2001, we entered into an agreement with Eontech R&D, Aluminum-Power Inc., AGGI Limited and Eontech Group Inc. whereby Eontech R&D was to conduct research on our and Aluminum-Power Inc.'s aluminum-power fuel cell technology. Additionally, under the Agreement, we agreed to issue AGGI a stock option to purchase 2,000,000 shares of our common stock, with an exercise price of $0.50 per share, expiring August 23, 2003.

      On February 12, 2003 we entered into a Termination Agreement with Eontech R&D, Aluminum-Power Inc, AGGI Limited and Eontech Group, Inc. terminating each of the above noted agreement, options and the obligations of all parties thereto.

      On March 12, 2003 Eontech R&D Inc. filed a Certificate of Dissolution with the State of Delaware dissolving the corporation.

      Since our acquisition of the aluminum-air fuel cell for use in portable consumer electronic devices, together with our majority shareholder Aluminum-Power Inc., we have continued to advance research and development with the goal of commercial exploitation of such technology. Aluminum-Power Inc. advised us by letter dated March 31, 2003 that to date it has spent in excess of $3,000,000 on research and development related to our aluminum-air fuel cell technology and aggressively pursued licensing opportunities and sought possible joint venture partners, private financing and investment capital in an effort to support its on-going research and development efforts. It further advised us that it has been unable to secure additional funding for the continuation of such efforts, other than shareholder loans which have provided the funds noted above.

      In addition, Aluminum-Power Inc. indicated that over the past two years it has found the development time line and cost for research and development to be significantly in excess of what it had originally anticipated and advised us that it has elected to suspend any further research and development efforts in connection with the aluminum-air fuel cell at this time because it does not believe that it would be prudent for either it or us to expend any additional research and development funds on the technology until it can evaluate the prospects and feasibility of further development and marketing opportunities.

      Accordingly, our research and developments efforts were suspended in the second quarter of 2003 and will remain so until such time, if any, that Aluminum-Power Inc. resumes its research and development efforts on our behalf, or we are able to obtain financing to proceed with such efforts on our own.

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

      On April 30, 2003 our one year sublease expired for our offices at 25 Broad Street, New York, New York. We did not renew such sublease.

      On May 1, 2003, Rafi Ferry, our Marketing Director, resigned from his position to pursue other opportunities.

      On May 1, 2003 Alexander M. Gordin a director and our President and Chief Executive Officer and Gary Shokin, our Vice President and Secretary, resigned from their positions with us to pursue other business interests. On May 1, 2003 Yuri Benenson agreed to serve as our Chief Executive Officer, replacing Mr. Gordin. On May 6, 2003 Michael Jay Solomon resigned as a member of our Board of Directors.

      On May 12, 2003, the Board of Directors appointed Yuri Benenson, our Chief Executive Officer, and Shmuel Gurfinkel, our Chief Financial Officer, to our Board of Directors. Accordingly, as of May 12, 2003 our Board of Directors was comprised of Boris Birshtein, Chairman, Yuri Benenson, Shmuel Gurfinkel and Walter Perchal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Quarterly Report for the period ending March 31, 2003.

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

(b) There were no Reports on Form 8-K filed during the quarter ending March 31, 2003

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRIMOL GROUP, INC.

Date: May 15, 2003                   By:  /s/ Yuri Benenson
                                          -----------------
                                          Name: Yuri Benenson
                                          Title: Chief Executive Officer


                                     By:  /s/ Shmuel Gurfinkel
                                          --------------------
                                          Name: Shmuel Gurfinkel
                                          Title: Chief Financial Officer