Form 10QSB
period 2003-06-30
TRIMOL GROUP INC
filed 2003-08-14
CIK 1011733

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to ___

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

As of August 14, 2003, there were 101,139,000 issued and outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. |_| Yes |X| No

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.......................................  F-1 - F-9

          INDEPENDENT ACCOUNTANTS' REVIEW REPORT............................ F-2

          CONSOLIDATED BALANCE SHEET........................................ F-3

          CONSOLIDATED STATEMENT OF OPERATIONS.............................. F-4

          CONSOLIDATED STATEMENT OF CASH FLOWS.............................. F-5

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.............  F-6 - F-9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.......... 1

ITEM 3.   CONTROLS AND PROCEDURES............................................. 5


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS................................................... 6

ITEM 2.   CHANGES IN SECURITIES............................................... 6

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................... 6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 6

ITEM 5.   OTHER INFORMATION................................................... 7

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................... 8

SIGNATURES.................................................................... 9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        TRIMOL GROUP, INC.

        CONSOLIDATED FINANCIAL STATEMENTS
        AS OF JUNE 30, 2003

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of June 30, 2003 and the related consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                            Paritz & Company, P.A.
                                            Hackensack, New Jersey
                                            Date: August 1, 2003

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------
                                                June 30, 2003  December 31, 2002
                                                 (Unaudited)       (Audited)
--------------------------------------------------------------------------------

ASSETS

Current assets:
Cash                                              $  18,000       $  49,000
Accounts receivable                                 365,000         302,000
Prepaid expenses                                     17,000          17,000
                                                  ---------       ---------
      TOTAL CURRENT ASSETS                          400,000         268,000

Property and equipment, net                          85,000          95,000
                                                  ---------       ---------

TOTAL ASSETS                                      $ 485,000       $ 463,000
                                                  =========       =========



LIABILITIES

Current liabilities:
Trade accounts payable                            $ 112,000       $ 106,000
Accrued expenses                                    140,000         201,000
Current portion of payables to related parties      428,000         341,000
                                                  ---------       ---------

     TOTAL  CURRENT LIABILITIES                     680,000         648,000
                                                  ---------       ---------

PAYABLES TO RELATED PARTIES                         289,000         379,000

SHAREHOLDERS' DEFICIENCY                           (484,000)       (564,000)
                                                  ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY    $ 485,000       $ 463,000
                                                  =========       =========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                   JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003    JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------

REVENUES                                           $   1,916,000   $   2,772,000   $     993,000    $   1,529,000
                                                   -------------   -------------   -------------    -------------

OPERATING EXPENSES:
Cost of revenues                                         584,000         874,000         308,000          477,000
Marketing and promotion                                  460,000         858,000         251,000          493,000
Research and development                                 170,000         198,000         160,000           83,000
Other operating expenses                                 674,000         659,000         329,000          302,000
                                                   -------------   -------------   -------------    -------------

TOTAL OPERATING EXPENSES                               1,888,000       2,589,000       1,048,000        1,355,000
                                                   -------------   -------------   -------------    -------------

NET INCOME (LOSS)                                  $      28,000   $     183,000   $     (55,000)   $     174,000
                                                   =============   =============   =============    =============

Net income (loss) per share (basic and diluted)            .0003           .0008          (.0005)           .0017
                                                   =============   =============   =============    =============

WEIGHTED AVERGE NUMBER OF
SHARES OUTSTANDING                                   101,139,000     100,057,232     101,139,000      100,075,264
                                                   =============   =============   =============    =============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------
                                                      Six Months Ended June 30,
                                                         2003            2002
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                     $  28,000       $ 183,000

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Depreciation of property and equipment                   10,000              --
Stock based compensation                                 52,000          20,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                     (63,000)        (44,000)
Accounts payable                                          6,000          38,000
Accrued expenses                                        (61,000)        (59,000)
                                                      ---------       ---------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                    (28,000)        138,000
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                        --         (18,000)
                                                      ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                        --         (18,000)
                                                      ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment of loans to related parties                (3,000)        (70,000)
                                                      ---------       ---------

NET CASH USED IN FINANCING ACTIVITIES                    (3,000)        (70,000)
                                                      ---------       ---------

INCREASE (DECREASE) IN CASH                             (31,000)         50,000

CASH - BEGINNING OF PERIOD                               49,000          44,000
                                                      ---------       ---------

CASH - END OF PERIOD                                  $  18,000       $  94,000
                                                      =========       =========

Supplemental disclosures of cash flow information:
Interest paid                                         $      --       $      --
                                                      =========       =========
Income taxes paid                                     $   1,000       $   1,000
                                                      =========       =========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of June 30, 2003 and for the six and three month periods ended June 30, 2003 and 2002 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft"), a non- resident Irish company which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents such as passports, driver's licenses and ID cards pursuant to an agreement for such proprietary technology which expires in less than three years. As of the third quarter 2003, Intercomsoft is the Company's only operating entity.

The Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air (aluminum) fuel cell solely for use with consumer portable electronic devices, all rights and title to certain technology relating to metal-air (aluminum) fuel cells, and the design and know-how to a converter designed and developed by a related company. Substantially all of the research and development costs related to this technology are allocated from the majority shareholder of the Company (see Note 4). All research and development efforts were suspended in the second quarter 2003.

NOTE 3-RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft's only customer is the Government of the Republic of Moldova's Ministry of Economics. Moldova is a former Republic of the Soviet Union and the political and economic situation of such Republic has historically been unstable. Should the Government of the Republic of Moldova default under the agreement referred to in Note 2 or discontinue the use of Intercomsoft's services under such agreement, the Company would likely have limited recourse. If for any reason (or for no reason) the agreement was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft. The agreement expires in less than three years.

(b) Through a joint venture with Aluminum-Power, Inc. ("API") the Company pursued research and development of its aluminum-air fuel cell technology for two years. Such research and development was suspended in the second quarter of 2003 until such time, if any, as the Company is able to obtain financing to proceed with such efforts as additional capital will be required in order to further develop this technology before it can be commercially exploited. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to further develop the technology. Such inability to obtain additional financing when needed would have a negative impact on the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and the holders of such securities may have rights, preferences and privileges senior to those of the holders of shares of the Company's common stock.

      Although the United States Patent and Trademark Office has issued several patents on the technology, there can be no assurances that any additional patents will issue or to what extent, if any, such patents will provide protection from competitors or others and there can be no assurances that such technology will be marketable and/or profitable.

      The Company continues to believe in the potential of the technology and has not changed its opinion as to the benefits the technology could make in the field of alternative power. However, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts are not justified at this time.

NOTE 4-RELATED PARTY TRANSACTIONS AND BALANCES

At June 30, 2003, amounts payable to related parties consist of the following:

      Cash advances from the Chairman of the Board ("Chairman")
      of the Company. (1)                                                  7,000

      Accrued compensation due to the Chairman (See Note 5) (2)          421,000

      Due to API(3)                                                      289,000
                                                                        --------
                                                                         717,000
      Less current portion                                               428,000
                                                                        --------
                                                                        $289,000
                                                                        ========

      (1)   These amounts are non-interest bearing and due on demand.

      (2) Of this amount $260,000 is due June 1, 2004 and $161,000 is due on demand.

      (3)   This amount bears interest at 2% per annum and is due July 1, 2006.

Research and development expenses allocated from API for the three months ended June 30, 2003 and 2002, were approximately $160,000 and $83,000, respectively, and for the six months ended June 30, 2003 and 2002 aggregated $170,000 and $198,000, respectively.

NOTE 5-COMMITMENTS AND GENERAL COMMENTS

      Intercomsoft has entered into an agreement for the purchase of equipment, software and consumables for the production of computerized documents. As part of this agreement, Intercomsoft is provided with guidance and support required for the installation and operation of the equipment, as well as the materials required for its maintenance. In addition to the cost of the merchandise under the above noted agreement, Intercomsoft is obligated to pay 25% of its profits to the supplier of the equipment, software and consummables, as provided under the agreement.

      The Company has an employment agreement with its Chairman which expires December 31, 2003 and provides for base annual compensation of $250,000. In addition, the employment agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined thereunder, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock up to a maximum of 1,000,000 shares of common stock per year at an exercise price equal to the closing price of the Company's common stock on the issue date. As of June 30, 2003, no Incentive Warrants were outstanding.

      In February 2000, the Company issued warrants to purchase 1,400,000 shares of its common stock to three employees, 400,000 of which were canceled on January 28, 2003. The remaining warrants may be exercised for a period of five years at an exercise price of $.50 per share and contain an anti-dilution provision.

      On May 30, 2002 the Company issued 100,000 shares of its common stock to an outside consultant which were valued at $20,000 for services rendered in connection with the Company's research and development.

      On September 5, 2002 the Company issued 1,000,000 shares of its common stock to two employees for services to be rendered from September 1, 2002 to August 31, 2003 pursuant to a letter agreement entered into with each of such employees. These shares were valued at $78,000, the fair market value of the Company's common stock on the date of issuance, and amortized over the life of the agreement. These employees resigned from the Company in May 2003, therefore, the unamortized amount was expensed during the three month period ended June 30, 2003.

      During the three and six months ended June 30, 2003, the Company canceled 800,000 and 3,300,000 options to purchase its common stock, respectively, previously issued under its 2001 Omnibus Plan, as amended. There were no options issued during the same period. As of June 30, 2003, the total options outstanding were 7,370,000, of which 4,820,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6-SEGMENT INFORMATION

The Company's operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces secure essential government identification documents, research and development of an aluminum-air fuel cell technology acquired from a related party, and general and administrative expenses incurred for corporate purposes.

                                                Research and  Corporate and
                                  Intercomsoft  Development   Administrative     Total

SIX MONTHS ENDED JUNE 30, 2003

Net sales                          $1,916,000    $       --     $       --     $1,916,000

Operating expenses                  1,108,000       170,000        610,000      1,888,000
                                   ----------    ----------     ----------     ----------
Net income (loss)                  $  808,000    $  170,000     $  610,000     $   28,000
                                   ==========    ==========     ==========     ==========

SIX MONTHS ENDED JUNE 30, 2002

Net sales                          $2,772,000    $       --     $       --     $2,772,000

Operating expenses                  1,759,000       197,000        633,000      2,589,000
                                   ----------    ----------     ----------     ----------
Net income (loss)                  $1,013,000    $ (197,000)    $ (633,000)    $  183,000
                                   ==========    ==========     ==========     ==========

THREE MONTHS ENDED JUNE 30, 2003

Net sales                          $  993,000    $       --     $       --     $  993,000

Operating expenses                    589,000       160,000        299,000      1,048,000
                                   ----------    ----------     ----------     ----------
Net income (loss)                  $  404,000    $ (160,000)    $ (299,000)    $  (55,000)
                                   ==========    ==========     ==========     ==========

THREE MONTHS ENDED JUNE 30, 2002

Net sales                          $1,529,000    $       --     $       --     $1,529,000

Operating expenses                    977,000        83,000        295,000      1,355,000
                                   ----------    ----------     ----------     ----------

Net income (loss)                  $  552,000    $  (83,000)    $ (295,000)    $  174,000
                                   ==========    ==========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following management's discussion and analysis of financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

PLAN OF OPERATION

General

      We operate Intercomsoft, Ltd. ("Intercomsoft"), a wholly owned subsidiary acquired by us in the second quarter of 1998. Intercomsoft is a technology-intensive company engaged in the operation of a computerized photo identification and database management system utilized in the production of a variety of secure essential government identification documents such as passports, driver's licenses, national identification documents and other such forms of essential personal identification. Other potential applications of the technology include police and military use, access control, high security identification and government and corporate identification products, among many others. In addition, the technology has potential applications for national population database management, border control and vehicle tracking, immigration management and smart card applications for both business and government such as retirement benefit plans and health, welfare, insurance and social security programs.

      Intercomsoft utilizes a technology that it acquired from Supercom, Ltd., an Israeli corporation, pursuant to a Sales Agreement dated August 25, 1995 with an initial term of ten years with an automatic ten-year extension, unless either party submits a written notification of termination prior to the expiration of the initial ten-year term.

      Although it is seeking other opportunities, Intercomsoft's only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten-year agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of this agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova. If and to the extent that other such opportunities are presented to the Company in the future, the Company will be required to obtain substantial capital in order to pursue any such opportunities. There can be no assurances that such capital, if and when needed, will be available to us.

      We currently derive all of our revenues and income pursuant to Intercomsoft's agreement with the Government of the Republic of Moldova. The Government of the Republic of Moldova has historically been unstable and we would have limited recourse should the Government default under the agreement or discontinue use of Intercomsoft's services provided for under the agreement. If for any reason (or for no reason) such agreement was terminated, the terms were materially amended, or business reduced, such event would have a material adverse effect on us. Currently, the Government has the right to terminate the agreement in less than three years.

      In addition, in the first quarter of 2001, we acquired certain rights from Aluminum-Power, Inc. ("Aluminum-Power"), our majority shareholder, to an aluminum-air fuel cell technology for use in portable consumer electronic products and devices such as cellular telephones and laptop computers. Since the acquisition of such rights, we have continued to expend funds in connection with research, development and marketing efforts for such technology as well as patent prosecution. However, in the second quarter of 2003, after the expenditure of approximately $1,000,000 on research and development since our acquisition of the technology, we suspended research and development efforts as management concluded that, due to the enormous costs involved in this effort, continued research and development was not justified at this time.

RESULTS OF OPERATIONS

General

      During the period ended June 30, 2003, our operations consisted of the activities of Intercomsoft, and the development of an aluminum-air fuel cell technology, as more fully described above.

      As more fully described above, Intercomsoft currently operates in and derives its revenues solely from services performed for the Government of the Republic of Moldova pursuant to an agreement with such Government. Although Intercomsoft is seeking to expand its services to areas outside of the Republic of Moldova, the uncertain economy and political instability in the Republic of Moldova could result in the termination or loss of such agreement, thereby having a material adverse effect on us.

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002.

      During the three months ended June 30, 2003, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $993,000 as compared to $1,529,000 for the same period in 2002, a decrease of approximately 35%. The decrease in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova in 2001 and 2002. In addition, beginning in 2001 and continuing to date, a program of public awareness was launched by us encouraging the renewal of various forms of government licenses and registrations and reminding individuals to renew expiring documents, resulting in an increase in the issuance of such replacement documents. Increased marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents. However, in spite of our efforts, we believe that the decrease in the first and second quarter of 2003 is due to a leveling off and stabilizing of the production of government documents, which rose dramatically in the latter part of 2001 and during the year 2002.

      During the three months ended June 30, 2003, Intercomsoft's costs associated with generating these revenues were $308,000 or 31% of revenues as compared to $477,000 or 31% of revenues for the same period in 2002. The percentage of costs associated with generating revenues remained stable due, in part, to the purchase of new equipment in 2001 which decreased ongoing maintenance costs, provided higher performance and production and increased efficiency. This resulted in gross profit for Intercomsoft of $686,000 for the three month period ended June 30, 2003 as compared to $1,052,000 for the same period in 2002, a decrease of approximately 35%.

      General and administrative expenses for the three months ended June 30, 2003, were approximately $329,000, which consisted of $29,000 of Intercomsoft expenses and $300,000 of general corporate and administrative expenses. For the same period in 2002, general and administrative expenses aggregated approximately $302,000, which consisted of $9,000 of Intercomsoft expenses and $293,000 of general corporate and administrative expenses.

      Public relations, marketing and advertising expenses for the three months ended June 30, 2003 were $251,000, all of which were related to efforts to expand the use of Intercomsoft's services. For the same period in 2002, such expenses aggregated approximately $493,000, which consisted of $491,000 of Intercomsoft expenses and $2,000 of on-going public awareness program expenses with respect to our aluminum-air fuel cell technology. The decrease of $240,000 in public relations, marketing and advertising expenses of Intercomsoft resulted from the reduction in commissions paid pursuant to various marketing agreements, which are based on revenues generated in the period.

      Beginning in the first quarter of 2001, we began our research and development program in connection with the aluminum-air fuel cell technology acquired in such period, together with our majority shareholder Aluminum-Power. In the second quarter of 2003, together with Aluminum-Power, we suspended research and development efforts. Our research and development costs for the three month period ended June 30, 2003, were $160,000 as compared to $83,000 for the same period in 2002. The increase in research and development costs resulted from expenses associated with terminating operations of the R&D Center in Toronto, Ontario, Canada and reconciliation of all R&D related expenses related to the technology and the discontinuance of such research and development activities in the second quarter of 2003.

      We had a net loss from operations of approximately $55,000 for the three month period ended June 30, 2003 as compared to a net profit of $174,000 for the same period in 2002 which resulted from all of the reasons set forth above.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002.

      During the six months ended June 30, 2003, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $1,916,000 as compared to $2,772,000 for the same period in 2002, a decrease of approximately 31%. The decrease in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova in 2001 and 2002. In addition, beginning in 2001 and continuing to date, a program of public awareness was launched by us encouraging the renewal of various forms of government licenses and registrations and reminding individuals to renew expiring documents, resulting in an increase in the issuance of such replacement documents. Increased marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents. However, in spite of our efforts, we believe that the decrease in the first and second quarters of 2003 is due to a leveling off and stabilizing of the production of government documents, which rose dramatically in the latter part of 2001 and during the year 2002.

      During the six months ended June 30, 2003, Intercomsoft's costs associated with generating these revenues were $584,000 or 30% of revenues as compared to $874,000 or 31.5% of revenues for the same period in 2002. The percentage of costs associated with generating revenues remained relatively stable due, in part, to the purchase of new equipment in 2001 which decreased ongoing maintenance costs, provided higher performance and production and increased efficiency. This resulted in gross profit for Intercomsoft of $1,332,000 for the six month period ended June 30, 2003 as compared to $1,898,000 for the same period in 2002, a decrease of approximately 30%.

      General and administrative expenses for the six months ended June 30, 2003, were approximately $674,000, which consisted of $64,000 of Intercomsoft expenses and $610,000 of general corporate and administrative expenses. For the same period in 2002, general and administrative expenses aggregated approximately $659,000, which consisted of $31,000 of Intercomsoft expenses and $628,000 of general corporate and administrative expenses, a decrease of $18,000.

      Public relations, marketing and advertising expenses for the six months ended June 30, 2003, were $460,000, all of which were related to efforts to expand the use of Intercomsoft's services. For the same period in 2002, such expenses aggregated approximately $858,000, which consisted of $854,000 of Intercomsoft expenses and $4,000 of on-going public awareness program expenses with respect to our aluminum-air fuel cell technology. The decrease of $398,000 in public relations, marketing and advertising expenses of Intercomsoft resulted from the reduction in commissions paid pursuant to various marketing agreements, which are based on revenues generated in the period.

      Beginning in the first quarter of 2001, we began our research and development program in connection with the aluminum-air fuel cell technology acquired in such period, together with our majority shareholder Aluminum-Power. In the second quarter of 2003, together with Aluminum-Power, we suspended research and development efforts. Our research and development costs for the six month period ended June 30, 2003 were $170,000 as compared to $198,000 for the same period in 2002. The decrease in research and development costs resulted from a gearing down of research and development in the first quarter of 2003, termination of the operations of the R&D Center in Toronto, Ontario, Canada and a discontinuance of such research and development activities in the second quarter of 2003.

      We had a net profit from operations of approximately $28,000 for the six month period ended

June 30, 2003, as compared to a net profit of $183,000 for the same period in 2002 which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

      Our joint venture with Aluminum-Power to fund research and development of an aluminum-air fuel cell technology beginning in 2001 has added additional costs and expenses. As of June 30 31, 2003, we had expended approximately $1,050,000 toward research and development since our acquisition of the technology in January 2001 and we owed Aluminum-Power approximately $289,000 in accrued research and development costs, payable on July 1, 2006 and bearing interest at a rate of 2% per annum.

      At June 30, 2003, we owed Boris Birshtein, the Chairman of the Board, $421,000 in unpaid compensation due to him pursuant to his employment agreement with us. Of this amount, $260,000 is due June 1, 2004 pursuant to a promissory note and $161,000 is due on demand.

      Although we believe we have adequate capital to fund current operations for fiscal year 2003, we may seek additional funding through public or private financing or other arrangements. Such additional funding may be obtained by bank borrowings, public offerings, or private placements of equity or debt securities, loans from shareholders, or a combination of the foregoing. There is no assurance that if we seek such funding, it will be available to us.

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

ITEM 3. CONTROLS AND PROCEDURES

      Based upon their evaluation of our internal controls, disclosure controls and procedures within 90 days of the filing of this report, our Chief Executive Officer and Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further, there were no significant changes in our internal controls or in any other factors that could significantly affect those controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      On February 28, 2000, we issued warrants to purchase 400,000 shares of our common stock to Robert L. Blessey, a former officer. On January 28, 2003, Mr. Blessey agreed to the cancellation of such warrants and surrendered same to us.

      On September 5, 2002 we issued 500,000 shares of our common stock to each of Alexander M. Gordin and Gary Shokin in partial compensation for services to be rendered by them from such date through August 2003. Pursuant to an agreement entered into with each of Mr. Gordin and Mr. Shokin, such shares were to be earned by each of them over the course of the twelve month period of the agreement, based on their continued employment by us through such period.

      On May 1, 2003, both Mr. Gordin and Mr. Shokin resigned from their positions with us. As part of their exit compensation plan, we accelerated the vesting of the remaining portion of the unvested shares effective as of May 1, 2003.

      During the three months ended June 30, 2003, we cancelled 800,000 options to purchase our common stock, which were previously issued under our 2001 Omnibus Plan, as amended. There were no options issued during the same period. As of June 30, 2003, the total options outstanding were 7,370,000, of which 4,820,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On January 15, 2003, Vijay Sharma resigned as a member of our Board of Directors.

      On January 31, 2003, the consulting agreements for each of Donald W. Kirk, our Chief Scientific Officer, Rafi Ferry, our Marketing Director, and Vijay Sharma expired. None of the agreements were renewed. Mr. Ferry continued to work for us on a month to month basis subsequent to the expiration of his consulting agreement in January. Mr. Ferry resigned on May 1, 2003, to pursue other business activities.

      On February 12, 2003, we entered into a Termination Agreement with Eontech R&D, Aluminum-Power Inc, AGGI Limited and Eontech Group, Inc. terminating an agreement for research and development efforts between the parties originally entered into in August 2001 in connection with research and development efforts on our aluminum-air fuel cell technology, and cancelled options to purchase shares of our common stock issued in connection with same. On March 12, 2003, Eontech R&D Inc. filed a Certificate of Dissolution with the State of Delaware dissolving the corporation.

      Since our acquisition of the aluminum-air fuel cell technology for use in portable consumer electronic devices, together with our majority shareholder Aluminum-Power, we have continued to advance research and development with the goal of commercial exploitation of such technology. Aluminum-Power advised us by letter dated March 31, 2003 that to date it spent in excess of $3,000,000 on research and development related to our aluminum-air fuel cell technology and aggressively pursued licensing opportunities and sought possible joint venture partners, private financing and investment capital in an effort to support its on-going research and development efforts. It further advised us that it has been unable to secure additional funding for the continuation of such efforts, other than shareholder loans which have provided the funds noted above.

      In addition, Aluminum-Power indicated that it found the development time line and cost for research and development to be significantly in excess of what it had originally anticipated and advised us that it has elected to suspend any further research and development efforts in connection with the aluminum-air fuel cell at this time because it does not believe that it would be prudent for either it or us to expend any additional research and development funds on the technology until it can evaluate the prospects and feasibility of further development and marketing opportunities.

      Accordingly, our research and developments efforts were suspended in the second quarter of 2003 and will remain so until such time, if any, that Aluminum-Power resumes its research and development efforts on our behalf, or we are able to obtain financing to proceed with such efforts on our own.

      Although research and development efforts have been suspended, we continue to believe in the potential for of our technology and have not changed our opinion as to the potential benefits our technology could make in the field of alternative power. However, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts at this time are not justified.

      On April 30, 2003, our one year sublease expired for our offices at 25 Broad Street, New York, New York. We did not renew such sublease.

      On May 1, 2003, Alexander M. Gordin a director and our President and Chief Executive Officer and Gary Shokin, our Vice President and Secretary, resigned from their positions with us to pursue other business interests. In connection with such resignations, we entered into an agreement with each of Messrs. Gordin and Shokin which provided for releases and indemnification and the vesting of certain shares of our common stock to which such individuals were entitled under a prior agreement with us.

      On May 1, 2003, Yuri Benenson agreed to serve as our Chief Executive Officer, replacing Mr. Gordin.

      On May 6, 2003 Michael Jay Solomon resigned as a member of our Board of Directors.

      On May 12, 2003, the Board of Directors appointed Yuri Benenson, our Chief Executive Officer, and Shmuel Gurfinkel, our Chief Financial Officer, to our Board of Directors. Accordingly, as of May 12, 2003, our Board of Directors was comprised of Boris Birshtein, Chairman, Yuri Benenson, Shmuel Gurfinkel and Walter Perchal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Quarterly Report for the period ending June 30, 2003.

            Exhibit No.       Document

            31.1              Chief Executive Officer Certification

            31.2              Chief Financial Officer Certification

            32.1 Certification Pursuant to 18.U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. CEO Certification

            32.2 Certification Pursuant to 18.U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. CFO Certification.

(b) There were no Reports on Form 8-K filed during the quarter ended June 30, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIMOL GROUP, INC.


Date: August 14, 2003                   By: /s/ Yuri Benenson
                                        ---------------------
                                        Name:  Yuri Benenson
                                        Title: Chief Executive Officer


                                        By:  /s/ Shmuel Gurfinkel
                                        -------------------------
                                        Name:  Shmuel Gurfinkel
                                        Title: Chief Financial Officer