Form 10QSB
period 2003-09-30
TRIMOL GROUP INC
filed 2003-11-13
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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

As of November 13, 2003, there were 101,139,000 issued and outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. |_| Yes |X| No

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS .......................................   F-1 - F-9

        INDEPENDENT ACCOUNTANTS' REVIEW REPORT .....................         F-1

        CONSOLIDATED BALANCE SHEET .................................         F-2

        CONSOLIDATED STATEMENT OF OPERATIONS .......................         F-3

        CONSOLIDATED STATEMENT OF CASH FLOWS .......................         F-4

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS .............   F-5 - F-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION .           2

ITEM 3. CONTROLS AND PROCEDURES ....................................           5

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ..........................................           7

ITEM 2. CHANGES IN SECURITIES ......................................           7

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ............................           7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........           7

ITEM 5. OTHER INFORMATION ..........................................           8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................           9

SIGNATURES .........................................................          10

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            TRIMOL GROUP, INC.

            CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of September 30, 2003 and the related consolidated statements of operations and cash flows for the nine and three month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                            PARITZ & COMPANY, P.A.
                                            Hackensack, New Jersey

                                            Date: November 5, 2003

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------------------
                                                    September 30, 2003     December 31, 2002
                                                        (Unaudited)             (Audited)
--------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash                                                      $  21,000            $  49,000
Accounts receivable                                         355,000              302,000
Prepaid expenses                                              9,000               17,000
                                                          ---------            ---------

      TOTAL CURRENT ASSETS                                  385,000              268,000

Property and equipment, net                                  79,000               95,000
                                                          ---------            ---------

TOTAL ASSETS                                              $ 464,000            $ 463,000
                                                          =========            =========

LIABILITIES

Current liabilities:
Trade accounts payable                                    $ 113,000            $ 106,000
Accrued expenses                                            125,000              201,000
Current portion of payables to related parties              411,000              341,000
                                                          ---------            ---------

     TOTAL  CURRENT LIABILITIES                             649,000              648,000
                                                          ---------            ---------

PAYABLES TO RELATED PARTIES                                 289,000              379,000

SHAREHOLDERS' DEFICIENCY                                   (474,000)            (564,000)
                                                          ---------            ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY            $ 464,000            $ 463,000
                                                          =========            =========
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                         NINE MONTHS ENDED                THREE MONTHS ENDED
                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                        2003             2002             2003             2002
--------------------------------------------------------------------------------------------------------------------
REVENUES                                            $  3,108,000     $  4,110,000     $  1,192,000     $  1,338,000

OPERATING EXPENSES:
Cost of revenues                                         962,000        1,341,000          378,000          467,000
Marketing and promotion                                  802,000        1,266,000          342,000          408,000
Research and development                                 170,000          260,000               --           62,000
Other operating expenses                               1,136,000        1,038,000          462,000          380,000
                                                    ------------     ------------     ------------     ------------

TOTAL OPERATING EXPENSES                               3,070,000        3,905,000        1,182,000        1,317,000
                                                    ------------     ------------     ------------     ------------


NET INCOME                                          $     38,000     $    205,000     $     10,000     $     21,000
                                                    ============     ============     ============     ============


Net income (loss) per share (basic and diluted)            .0004            .0002            .0001            .0002
                                                    ============     ============     ============     ============

WEIGHTED AVERGE NUMBER OF
SHARES OUTSTANDING                                   101,139,000      100,180,026      101,139,000      100,421,609
                                                    ============     ============     ============     ============
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

-----------------------------------------------------------------------------------
                                                    Nine Months Ended September 30,
                                                          2003           2002
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                             $  38,000      $ 205,000

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Depreciation of property and equipment                    16,000          1,000
Stock based compensation                                  52,000         31,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                      (53,000)       172,000
Prepaid expenses                                           8,000             --
Accounts payable                                           7,000        (23,000)
Accrued expenses                                         (76,000)      (142,000)
                                                       ---------      ---------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                      (8,000)       244,000
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                         --        (18,000)
                                                       ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                         --        (18,000)
                                                       ---------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment of loans to related parties                (20,000)      (185,000)
                                                       ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES                    (20,000)      (185,000)
                                                       ---------      ---------

INCREASE (DECREASE) IN CASH                              (28,000)        41,000

CASH - BEGINNING OF PERIOD                                49,000         44,000
                                                       ---------      ---------

CASH - END OF PERIOD                                   $  21,000      $  85,000
                                                       =========      =========

Supplemental disclosures of cash flow information:
Interest paid                                          $      --      $      --
                                                       =========      =========
Income taxes paid                                      $   1,000      $   1,000
                                                       =========      =========

-----------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of September 30, 2003 and for the nine and three month periods ended September 30, 2003 and 2002 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft"), a non-resident Irish company which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents such as passports, driver's licenses and ID cards pursuant to an agreement for such proprietary technology which expires in less than three years. As of the third quarter 2003, Intercomsoft is the Company's only operating entity.

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

(b) Through a joint venture with Aluminum-Power, Inc. ("API"), the Company's majority shareholder, the Company pursued research and development of its aluminum-air fuel cell technology for two years. Such research and development was suspended in the second quarter of 2003 until such time, if any, as the Company is able to obtain financing to proceed with such efforts as additional capital will be required in order to further develop this technology before it can be commercially exploited. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to further develop the technology. Such inability to obtain additional financing when needed would have a negative impact on the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and the holders of such securities may have rights, preferences and privileges senior to those of the holders of shares of the Company's common stock.

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

NOTE 4-RELATED PARTY TRANSACTIONS AND BALANCES

At September 30, 2003, amounts payable to related parties consist of the following:

      Cash advances from a company owned by the Chairman of the Board
      ("Chairman") of the Company. (1)                                  $ 80,000

      Accrued compensation due to the Chairman (See Note 5) (2)          331,000

      Due to API (3)                                                     289,000
                                                                        --------
                                                                         700,000
      Less current portion                                               411,000
                                                                        --------
                                                                        $289,000
                                                                        ========

      (1)   These amounts are non-interest bearing and due on demand.

      (2) Of this amount $260,000 is due June 1, 2004 and $71,000 is due on demand.

      (3)   This amount bears interest at 2% per annum and is due July 1, 2006.

Research and development expenses allocated from API for the three months ended September 30, 2003 and 2002, were approximately $0 and $49,000, respectively, and for the nine months ended September 30, 2003 and 2002 aggregated $170,000 and $161,000, respectively.

NOTE 5-COMMITMENTS AND GENERAL COMMENTS

Intercomsoft is party to an agreement for the purchase of equipment, software and consumables for the production of computerized documents. As part of this agreement, Intercomsoft is provided with guidance and support required for the installation and operation of the equipment, as well as the materials required for its maintenance. In addition to the cost of the merchandise under the above noted agreement, Intercomsoft is obligated to pay 25% of its profits to the supplier of the equipment, software and consumables, as provided under the agreement.

The Company has an employment agreement with its Chairman which expires December 31, 2003 and provides for base annual compensation of $250,000. In addition, the employment agreement provides that for every $1,000,000 of the Company's excess net pre-tax profits, as defined thereunder, generated by the Company in the determining year, the Chairman will receive incentive warrants ("Incentive Warrants") to purchase an aggregate of 100,000 shares of the Company's common stock up to a maximum of 1,000,000 shares of common stock per year at an exercise price equal to the closing price of the Company's common stock on the issue date. As of September 30, 2003, no Incentive Warrants were outstanding.

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

On September 5, 2002 the Company issued 1,000,000 shares of its common stock to two employees for services to be rendered from September 1, 2002 to August 31, 2003 pursuant to a letter agreement entered into with each of such employees. These shares were valued at $78,000, the fair market value of the Company's common stock on the date of issuance, and amortized over the life of the agreement. These employees resigned from the Company in May 2003, therefore, the unamortized amount was expensed during the second quarter of 2003.

During the three and nine months ended September 30, 2003, the Company canceled 500,000 and 3,800,000 options to purchase its common stock, respectively, previously issued under its 2001 Omnibus Plan, as amended. There were no options issued during the same period. As of September 30, 2003, the total options outstanding were 6,870,000, of which 4,320,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

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

                                                         Research and    Corporate and
                                         Intercomsoft     Development    Administrative        Total
                                         ------------     -----------    --------------        -----
NINE MONTHS ENDED SEPTEMBER 30, 2003

Net sales                                 $ 3,108,000     $        --      $        --      $ 3,108,000
Operating expenses                          1,856,000         170,000        1,044,000        3,070,000
                                          -----------     -----------      -----------      -----------
Net income (loss)                         $ 1,252,000     $  (170,000)     $(1,044,000)     $    38,000
                                          ===========     ===========      ===========      ===========

NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales                                 $ 4,110,000     $        --      $        --      $ 4,110,000
Operating expenses                          2,647,000         260,000          998,000        3,905,000
                                          -----------     -----------      -----------      -----------
Net income (loss)                         $ 1,463,000     $  (260,000)     $  (998,000)     $   205,000
                                          ===========     ===========      ===========      ===========

THREE MONTHS ENDED SEPTEMBER 30, 2003

Net sales                                 $ 1,192,000     $        --      $        --      $ 1,192,000
Operating expenses                            748,000              --          434,000        1,182,000
                                          -----------     -----------      -----------      -----------
Net income (loss)                         $   444,000     $        --      $  (434,000)     $    10,000
                                          ===========     ===========      ===========      ===========

THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales                                 $ 1,338,000     $        --      $        --      $ 1,338,000
Operating expenses                            888,000          62,000          367,000        1,317,000
                                          -----------     -----------      -----------      -----------
Net income (loss)                         $   450,000     $   (62,000)     $  (367,000)     $    21,000
                                          ===========     ===========      ===========      ===========

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

      Intercomsoft utilizes a technology, the rights to which it acquired from Supercom, Ltd., an Israeli corporation, pursuant to a Sales Agreement dated August 25, 1995 with an initial term of ten years with an automatic ten-year extension, unless either party provides written notification to the other of termination prior to the expiration of the initial ten-year term.

      Although it is seeking other opportunities, Intercomsoft's only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten-year agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of this agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova. If and to the extent that other such opportunities are presented to us in the future, we will be required to obtain substantial capital in order to pursue any such opportunities. There can be no assurances that such capital, if and when needed, will be available to us.

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

      In addition, in the first quarter of 2001, we acquired certain rights from Aluminum-Power, Inc. ("Aluminum-Power"), our majority shareholder, to an aluminum-air fuel cell technology for use in portable consumer electronic products and devices such as cellular telephones and laptop computers. Since the acquisition of such rights, we have continued to expend funds in connection with research, development and marketing efforts for such technology as well as patent prosecution. However, in the second quarter of 2003, after the expenditure of in excess of $1,000,000 on research and development since our acquisition of the technology, we suspended research and development efforts as management concluded that, due to the enormous costs involved in this effort, continued research and development was not justified at this time.

RESULTS OF OPERATIONS

General

      During the period ended September 30, 2003, our operations consisted solely of the activities of Intercomsoft.

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

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002.

      During the three months ended September 30, 2003, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $1,192,000 as compared to 1,338,000 for the same period in 2002, a decrease of approximately 11%. The continuing decrease in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport requirements between their two countries which led to an increase in passport issuances to the residents of Moldova in 2001 and 2002. In addition, beginning in 2001 and continuing to date, a program of public awareness was launched by us encouraging the renewal of various forms of government licenses and registrations and reminding individuals to renew expiring documents, resulting in an increase in the issuance of such replacement documents. Increased marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents. However, in spite of our efforts, we believe that the continuing decrease in revenue throughout the first three quarters of 2003 is due to a leveling off and stabilizing of the production of government documents, which rose dramatically in the latter part of 2001 and during 2002.

      During the three months ended September 30, 2003, Intercomsoft's costs associated with generating these revenues were $378,000 or 32% of revenues as compared to $467,000 or 35% of revenues for the same period in 2002. This resulted in gross profit for Intercomsoft of $814,000 for the three month period ended September 30, 2003 as compared to $871,000 for the same period in 2002, a decrease of approximately 7%.

      General and administrative expenses for the three months ended September 30, 2003, were approximately $462,000, which consisted of $29,000 of Intercomsoft expenses and $433,000 of general corporate and administrative expenses. For the same period in 2002, general and administrative expenses aggregated approximately $380,000, which consisted of $15,000 of Intercomsoft expenses and $365,000 of general corporate and administrative expenses. The increase of 22% was due to an increase in travel expenses related to the exploration of business opportunities for Intercomsoft.

      Public relations, marketing and advertising expenses for the three months ended September 30, 2003 were $342,000, all of which were related to efforts to expand the use of Intercomsoft's services. For the same period in 2002, such expenses aggregated approximately $408,000, which consisted of $406,000 of Intercomsoft expenses and $2,000 of on-going public awareness program expenses with respect to our aluminum-air fuel cell technology. The decrease of $64,000 in public relations, marketing and advertising expenses of Intercomsoft resulted from the reduction in commissions paid pursuant to various marketing agreements, which are based on revenues generated in the period.

      Beginning in the first quarter of 2001, we began our research and development program in connection with the aluminum-air fuel cell technology acquired in such period, together with our majority shareholder Aluminum-Power. In the second quarter of 2003, together with Aluminum-Power, we suspended research and development efforts. There were no research and development costs for the three month period ended September 30, 2003, as compared to $62,000 for the same period in 2002. The decrease in research and development costs are the result of the discontinuance of research and development efforts in the 2nd quarter of 2003.

      We had a net profit from operations of approximately $10,000 for the three month period ended September 30, 2003 as compared to a net profit of $21,000 for the same period in 2002 which resulted from all of the reasons set forth above.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002.

      During the nine months ended September 30, 2003, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $3,108,000 as compared to $4,110,000 for the same period in 2002, a decrease of approximately 24%. The decrease in revenue was due to a number of factors. In 2001 Romania and Moldova introduced passport requirements between their two countries which led to an increase in passport issuances to the residents of Moldova in 2001 and 2002. In addition, beginning in 2001 and continuing to date, a program of public awareness was launched by us encouraging the renewal of various forms of government licenses and registrations and reminding individuals to renew expiring documents, resulting in an increase in the issuance of such replacement documents. Increased marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances also led to an increase in the sale of collateral documentation including drivers' licenses and other government issued identification documents. However, in spite of our efforts, we believe that the decrease in revenue throughout the first three quarters of 2003 is due to the stabilization of the production of documents, which rose dramatically in the latter part of 2001 and during 2002.

      During the nine months ended September 30, 2003, Intercomsoft's costs associated with generating these revenues were $962,000 or 32% of revenues as compared to $1,341,000 or 33% of revenues for the same period in 2002. This resulted in gross profit for Intercomsoft of $2,146,000 for the nine month period ended September 30, 2003 as compared to $2,769,000 for the same period in 2002, a decrease of approximately 22%.

      General and administrative expenses for the nine months ended September 30, 2003, were approximately $1,136,000, which consisted of $93,000 of Intercomsoft expenses and $1,043,000 of general corporate and administrative expenses. For the same period in 2002, general and administrative expenses aggregated approximately $1,038,000, which consisted of $46,000 of Intercomsoft expenses and $992,000 of general corporate and administrative expenses, an increase of $98,000, or 9%, which resulted from an increase in travel expenses related to the exploration of business opportunities for Intercomsoft.

      Public relations, marketing and advertising expenses for the nine months ended September 30, 2003, were $802,000, all of which were related to efforts to expand the use of Intercomsoft's services. For the same period in 2002, such expenses aggregated approximately $1,266,000, which consisted of $1,260,000 of Intercomsoft expenses and $6,000 of on-going public awareness program expenses with respect to our aluminum-air fuel cell technology. The decrease of $458,000 in public relations, marketing and advertising expenses of Intercomsoft is a direct result of the reduction in commissions paid pursuant to various marketing agreements, which are based on revenues generated in the period.

      Beginning in the first quarter of 2001, we began our research and development program in connection with the aluminum-air fuel cell technology acquired in such period, together with our majority shareholder Aluminum-Power. In the second quarter of 2003, together with Aluminum-Power, we suspended research and development efforts. Our research and development costs for the nine month period ended September 30, 2003 were $170,000 as compared to $260,000 for the same period in 2002. The decrease in research and development costs resulted from a gearing down of research and development in the first quarter of 2003, termination of the operations of the R&D Center in Toronto, Ontario, Canada and a discontinuance of such research and development activities in the second quarter of 2003.

      We had a net profit from operations of approximately $38,000 for the nine month period ended September 30, 2003, as compared to a net profit of $205,000 for the same period in 2002 which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

      Our joint venture with Aluminum-Power to fund research and development of an aluminum-air fuel cell technology has added additional costs and expenses.
As of September 30, 2003, we had expended in excess of $1,000,000 toward research and development since our acquisition of the technology in January 2001 and we owed Aluminum-Power approximately $289,000 in accrued research and development costs, payable on July 1, 2006 and bearing interest at a rate of 2% per annum.

      At September 30, 2003, we owed Boris Birshtein, the Chairman of the Board, $331,000 in unpaid compensation due to him pursuant to his employment agreement with us. Of this amount, $260,000 is due June 1, 2004 pursuant to a promissory note and $71,000 is due on demand.

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

      During the three months ended September 30, 2003, we cancelled 500,000 options to purchase our common stock, which were previously issued under our 2001 Omnibus Plan, as amended. There were no options issued during the same period. As of September 30, 2003, the total options outstanding were 6,870,000, of which 4,320,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2003.

            Exhibit No.     Document
            -----------     --------

            31.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. CEO Certification

            31.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. CFO Certification.

            32.1            Chief Executive Officer Certification

            32.2            Chief Financial Officer Certification

(b) There were no Reports on Form 8-K filed during the quarter ended September 30, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRIMOL GROUP, INC.


Date: November 13, 2003                         By:    /s/ Yuri Benenson
                                                --------------------------------
                                                Name:  Yuri Benenson
                                                Title: Chief Executive Officer


                                                By:    /s/ Shmuel Gurfinkel
                                                --------------------------------
                                                Name:  Shmuel Gurfinkel
                                                Title: Chief Financial Officer