Form 10KSB
period 2003-12-31
TRIMOL GROUP INC
filed 2004-04-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2003

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

Securities registered under Section 12(g) of the Exchange Act: None

--------------------------------------------------------------------------------
           Title of Each Class            Name of each Exchange on which listed
--------------------------------------------------------------------------------
 Common Stock, par value $0.01 per share            OTC Bulletin Board
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (ss. 229/405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for fiscal year ended December 31, 2003: $4,128,000.

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $280,093 as of March 31, 2004.

The number of shares outstanding of the Registrant's common stock, as of March 31, 2004 was 100,472,328

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. YES |_| NO |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive information statement which was filed with the Securities and Exchange Commission (the "SEC") on January 24, 2001, for a special meeting of stockholders, and its information statement which was filed with the SEC on July 19, 2001 amending the 2001 Omnibus Plan, is incorporated by reference throughout this Form 10-KSB.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

      Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Description of Business," as well as elsewhere in this Annual Report generally. In addition, when used in this Annual Report the words "anticipates," "intends," "seeks," "believes," "plans," "estimates," and "expects" and similar expressions as they relate to Registrant or its management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Registrant undertakes no obligation to revise these forward-looking statements to reflect any future events or circumstances.

                                TABLE OF CONTENTS

PART 1

   ITEM 1.  DESCRIPTION OF BUSINESS .......................................    1

   ITEM 2.  DESCRIPTION OF PROPERTY .......................................    6

   ITEM 3.  LEGAL PROCEEDINGS .............................................    6

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........    6

PART II

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ......    7

   ITEM 6.  MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATION ......................................    9

   ITEM 7.  FINANCIAL STATEMENTS ..........................................   13

            Report of the Independent Auditors ............................   14
            Consolidated Balance Sheet ....................................   15
            Consolidated Statement of Operations ..........................   16
            Statement of Changes in Shareholders' Equity ..................   17
            Consolidated Statement of Cash Flows ..........................   18
            Notes to Consolidated Financial Statements ....................   19

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ......................................   27

PART III

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT ............   28

   ITEM 10. EXECUTIVE COMPENSATION ........................................   30

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    37

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   38

   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ..............................   42

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

      In 2000, faced with the prospects of continued financial weakening as a result of the economic and political climate in the Republic of Moldova, we began to explore alternative opportunities available to us and to divest ourselves of certain of our assets operating in the Republic of Moldova. We devised a strategic plan to focus in the area of technology in order to enhance growth and achieve long-term profitability. As a result, we began discussions with Aluminum-Power Inc., an alternative energy company that owns and develops certain proprietary rights to an aluminum-air fuel cell technology. Boris Birshtein, the Chairman of our Board of Directors, directly controls the entity that is the majority owner of Eontech Group Inc., which in turn is the majority owner of Aluminum-Power Inc. (the owner of a majority of the outstanding shares of our common stock). See "Certain Relationships and Related Transactions".

      On February 16, 2001, we consummated a transaction under a Technology Acquisition Agreement and a License Agreement between Aluminum-Power Inc. and us, dated January 11, 2001. This agreement and license are incorporated by reference to our definitive Information Statement filed with the Securities and Exchange Commission on January 24, 2001.

      Immediately thereafter, we began to pursue the development of a mechanically rechargeable aluminum-air fuel cell for use with portable consumer electronic devices, with the goal of commercial exploitation.

      At the time we consummated the agreement and license with Aluminum-Power Inc., Boris Birshtein was and continues to be the indirect beneficial owner of a majority of our common stock and the common stock of Aluminum-Power Inc. See "Directors, Executive Officers, Promoters and Control Persons"; "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

      Pursuant to the agreement and license with Aluminum-Power Inc., in consideration of the issuance to Aluminum-Power Inc. of 88,000,000 shares of our common stock and the transfer to it of certain of our assets, Aluminum-Power Inc. transferred to us:

      o An exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air fuel cell solely for use with consumer portable electronic devices that was designed to allow for an instantaneous mechanical rechargeable battery requiring no external power source for recharging;

      o All rights and title to certain technology relating to metal-air batteries and fuel cells suitable for consumer portable electronic devices, including two-way radios, wireless telephones, portable audio and video players, video cameras and personal computers. The objective of this technology is to create a battery with a virtually unlimited shelf life prior to activation; and

      o The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power Inc. to be used as part of a full battery assembly which is designed to enable the conversion of cell voltage of an aluminum-metal-air-cathode battery to the voltage required by different consumer portable electronic devices.

      In addition to the above 88,000,000 shares of our common stock, we transferred to Aluminum-Power Inc. our interests in three of our operating subsidiaries; Banca Commerciala pe Actiuni "Export-Import", a bank organized under the laws of the Republic of Moldova , Exim Asint S.A., an insurance company organized under the laws of the Republic of Moldova, and Jolly LLC, a limited liability company organized under the laws of Wyoming which indirectly owned and operated a hotel in the Republic of Moldova.

      As a result of the transfer of such assets to Aluminum-Power Inc., we divested ourselves of all of our interest in those businesses and refocused our efforts on the further development of Intercomsoft and the development and exploitation of the aluminum-air fuel cell technology we acquired and licensed from Aluminum-Power Inc.

      On June 1, 2001, in a joint effort with Aluminum-Power Inc., we opened an International Research and Development Center in Toronto, Ontario, Canada (the "R&D Center") and, pursuant to a July 1, 2001 research and development agreement with Aluminum-Power Inc. (the "R&D Agreement"), agreed to reimburse Aluminum-Power Inc. for a portion of its research and development costs (as such costs relate to work specifically performed for and on behalf of us). See "Certain Relationships and Related Transactions."

      Upon our acquisition of the aluminum-air fuel cell technology, we funded research and development efforts with the goal of commercial exploitation of such technology. After approximately two years of research and development on our behalf, on March 31, 2003, Aluminum-Power Inc. advised us that it had spent in excess of $3,000,000 on research and development related to our aluminum-air fuel cell technology. Aluminum-Power Inc. further advised us that although it had aggressively pursued licensing opportunities and sought joint ventures, private financing and investment capital in an effort to support its on-going research and development efforts, it had been unable to secure financing for such efforts, other than shareholder loans which provided the funds noted above.

      Further, Aluminum-Power Inc. indicated that it found the development time line and cost for research and development to be significantly in excess of what it had originally anticipated. Aluminum-Power Inc. cited a report by the Department of Energy ("DOE") dated February 2003 and submitted to Congress by the DOE under cover of a letter dated February 28, 2003, entitled "Fuel Cell Report to Congress: Fuel Cell Future Not Certain" that concluded that there are significant and heretofore unforeseen barriers to the development of various fuel cell technologies, most specifically the onerous cost of development and commercialization. This concurred with Aluminum-Power Inc.'s independent evaluation of the matter.

      Aluminum-Power Inc. further advised us that the U.S governments' unilateral support of hydrogen based fuel cell technology, almost to the exclusion of all others, had a significant adverse effect on its efforts to secure financing, joint venture partners and licensing opportunities. Further, it advised us that the erosion of the technology marketplace had adversely affected its efforts at securing additional research and development funding.

      Aluminum-Power Inc. concluded that in light of the above, as well as other considerations, it was suspending any further research and development efforts in connection with the aluminum-air fuel cell under the R&D Agreement advising that it did not believe that it would be prudent for either it or us to expend any additional research and development funds on the technology until it could evaluate the prospects and feasibility of further development and marketing opportunities.

      Accordingly, as of the second quarter 2003, our research and developments efforts were suspended until such time, if any, as Aluminum-Power Inc. resumes its research and development efforts on our behalf, or we are able to obtain financing to proceed with such efforts on our own.

      Although research and development efforts were suspended in the second quarter of 2003, we continue to believe that there may be potential viability of our technology, however, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts at this time are not justified.

      Our efforts toward patent protection of our aluminum-air fuel cell technology resulted in the issuance by the United States Patent and Trademark Office of two patents.

Intercomsoft Limited

      Intercomsoft Limited is a provider of proprietary technology and consumables used to produce secure essential government identification documents. Currently, and since 1996, Intercomsoft only provides such technology and consumables to the Government of the Republic of Moldova, although it continues to be interested in exploring other opportunities throughout the European marketplace and elsewhere. The system utilizing this technology is leased from Supercom, Ltd., an Israeli corporation, pursuant to a Sales Agreement dated August 25, 1995, as amended, with a term of ten (10) years with an automatic ten (10) year extension, unless either party submits a written notification of termination prior to the expiration of the initial 10 year term. All of the materials required to operate, maintain, and repair the system are supplied by Supercom, Ltd. pursuant to the Sales Agreement.

      The system utilized by Intercomsoft consists principally of a secured proprietary technology that allows high-speed laser printing on plastic. The system can print up to 450 high quality cards an hour. The heart of the system is "ID-SOFT," identification generator application software, which allows the system to integrate with and adapt into any given project including, but not limited to, fingerprints, palm geometry, and signatures. Additional applications of the technology include police and military use, access control, high security identification, government identification, and company identification products.

      An important aspect of the Intercomsoft system is that it can be readily connected to any existing computer mainframe or central database (such as a national population registry) to capture millions of records and images of data. These records and images are then stored and can be printed at a high rate of speed to accommodate the needs and demands of the customer.

      In April 1996, Intercomsoft was awarded a ten-year contract by the Ministry of Economics, Republic of Moldova (the "Supply Agreement") to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, and materials necessary to produce all national passports, drivers' licenses, vehicle permits, identification cards and other national documents in the Republic of Moldova. Intercomsoft also provides the consumables needed to produce such identification products.

      Intercomsoft believes it currently has no competition for its products in the Republic of Moldova.

      Although it is currently interested in exploring other opportunities, Intercomsoft presently derives all of its revenues and income pursuant to the Supply Agreement with the Ministry of Economics. Therefore, the Government of Moldova is the only existing customer of Intercomsoft. If the Government of Moldova defaults on the Supply Agreement, or if the agreement is terminated or the terms materially amended, such changes would have a material adverse impact on Intercomsoft and us. Further, as the revenue generated by Intercomsoft is our only current revenue, any material adverse impact on Intercomsoft would have a material adverse impact on us.

Aluminum-Air Fuel Cell Technology

      Scientists at Aluminum-Power Inc. originally developed our aluminum-air fuel cell technology over a six-year period. Prior to 1980, considerable worldwide research and development was underway in the field of metal-air fuel cells, including aluminum-air fuel cells. While efforts continued in the United States to commercialize metal-air technology, much of the research establishment turned its efforts to proton exchange membrane (PEM) technologies. By the mid-eighties, government funding and the automobile industry had rallied behind the PEM fuel cell leaving metal-air research on the sidelines. However, some research establishments, operating under a different funding model and with different goals, continued work on metal-air fuels cells and consequently overcame many of the difficulties faced by researchers some twenty years ago.

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

      Electricity from our proprietary aluminum-air fuel cell is generated through an electrochemical reaction between aluminum, an alkaline solution and oxygen. As the aluminum oxidizes in the alkaline solution, electricity is produced. Fundamentally, aluminum has tremendous energy density when compared with other metals used in batteries. Furthermore, spent aluminum can be recycled and obtaining aluminum from recycled aluminum hydroxide is more economical and less energy intensive than mining aluminum ore.

Environmental and Regulatory Concerns with our Aluminum-Air Fuel Cell Technology

      Our technology uses oxygen and aluminum metal as a fuel to provide a high density, environmentally safe and economical source of energy.

      Through repeated laboratory trials and extensive research, the products of reacted aluminum metal from our fuel cells were shown to be environmentally benign. In the aluminum-air reaction, no pollutants are produced. The by-product, aluminum hydroxide, is fully recyclable and is non-polluting. Additionally, the electrolyte solution we use is non-toxic.

      Internally, our fuel cells operate at ambient pressures and no special high pressure or high temperature containment systems are required, as is the case with lithium polymer battery systems, flywheels or PEM based systems using hydrogen as a fuel.

      We believe that our technology may have the potential to eliminate environmental pollution produced by conventional fuel cells as well as eliminate disposal charges, regulatory compliance costs, and the threat of toxic spills, which may be common with competitive fuel cells.

      Given the composition and design of our fuel cells, we do not believe that we will be subject to any environmental or regulatory restrictions and/or governmental approvals prior to any commercial exploitation of our technology, although there can be no assurances.

Our Competition

      Although there is currently a very limited market for consumer fuel cells utilizing aluminum-air technology, the fuel cell and battery industries, as a whole, are characterized by intense competition with a large number of companies offering or seeking to develop technology and products that will compete with those that we are seeking to develop and distribute.

      If we commercialize our fuel cell technology, we will compete with large and small manufacturers of alkaline, carbon-zinc, seawater, high rate and primary batteries as well as other manufacturers of lithium batteries. We will also be subject to competition from manufacturers and developers of aluminum and/or zinc metal-air fuel cells, nickel-cadmium (NiCd), nickel metal hybdride
(NiMH), lithium-ion/polymer (Li ion/polymer), lead-acid, and some smaller-size alkaline cells. We will also be subject to competition from manufacturers engaged in the development of batteries incorporating new technologies.

Our Employees

      We currently do not have any full time employees. However, in addition to individuals who work in various capacities for, or on behalf of our subsidiary, Intercomsoft Limited, we do have a number of individuals and entities that provide services to us on a consulting or advisory basis. See "Certain Relationships and Related Transactions."

ITEM 2. DESCRIPTION OF PROPERTY

      During the period covered by this Annual Report, we maintained our office at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019, on a month-to-month tenancy. In addition, on May 1, 2002, we entered into a one-year sublease for office space at 25 Broad Street, Suite 15-E, New York, New York 10004, which was not renewed when it expired on April 30, 2003.

      Additionally, during the first two quarters covered by this report, in a joint effort with Aluminum-Power Inc., we operated the R&D Center in Toronto, Ontario, Canada. We agreed to reimburse Aluminum-Power Inc. for a portion of its costs and expenses relating solely to the R&D Center and to work specifically performed for and on behalf of us. See "Directors, Executive Officers, Promoters and Control Persons", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

      During the fiscal year ended December 31, 2003, neither us nor any of our subsidiaries were a party to, or otherwise involved, in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The Nasdaq Stock Market, Inc. under the trading symbol TMOL. The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, Nasdaq Trading and Market Services. Such quotations reflect inter-dealer prices, without real mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. We had 402 stockholders of record of our common stock as of December 31, 2003.

        Fiscal 2004                        High                      Low
        -----------                        ----                      ---

        First Quarter                     $0.05                    $0.02

        Fiscal 2003
        -----------

        Fourth Quarter                    $0.05                    $0.02
        Third Quarter                     $0.16                    $0.02
        Second Quarter                    $0.15                    $0.02
        First Quarter                     $0.25                    $0.07

        Fiscal 2002
        -----------

        Fourth Quarter                    $0.37                    $0.14
        Third Quarter                     $0.60                    $0.08
        Second Quarter                    $0.33                    $0.13
        First Quarter                     $0.16                    $0.06

        Fiscal 2001
        -----------

        Fourth Quarter                    $0.65                    $0.21
        Third Quarter                     $1.08                    $0.50
        Second Quarter                    $1.10                    $0.45
        First Quarter                     $2.25                    $0.50

      We have not declared any cash dividends for the last two fiscal years and do not anticipate declaring any in the near future. There are no restrictions that limit our ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on our common stock is within the sole discretion of the Board of Directors and will depend, in part, on our earnings, capital requirements, financial condition, and other relevant factors, as determined by the Board.

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

      On September 5, 2002, we issued 500,000 shares of our common stock to each of Alexander M. Gordin, our former President and Chief Executive Officer and Gary Shokin, our former Vice President and Secretary, in partial compensation of services to be rendered by them from such date through August 2003. On May 1, 2003 Messers Gordin and Shokin resigned and as of December 31, 2003 returned to us 333,336 of the 500,000 shares previously issued to each of them.

      On May 30, 2002, we issued 100,000 shares of our common stock to Dmitri Izzimov in consideration of certain research and development services provided to us by such individual.

      On January 2, 2002, we entered into a one-year Independent Consultant Agreement (the "Consultant Agreement") with The Rogich Communications Group, a Nevada corporation ("Rogich"). As compensation for the services that Rogich provided under the Consultant Agreement, we granted Rogich the following options to purchase shares: (i) an option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.21 per share that vested upon the execution of such Consultant Agreement, and (ii) an option to purchase up to 3,000,000 shares of our common stock at an exercise price of $0.21 per share that was granted pursuant to our 2001 Omnibus Plan, as amended and which vested on a monthly basis at a rate of 250,000 shares per month commencing on January 31, 2002 and ending on December 31, 2002. As of December 31, 2003, 1,750,000 of the options issued to Rogich under the Omnibus Plan, as amended, expired and were cancelled by us.

      On August 15, 2001, we granted John R. Loveland, a former Director, an option to purchase up to 100,000 shares of our common stock, with an expiration date of August 15, 2006 and at an exercise price of $0.50 per share. This option was not granted pursuant to the terms of the 2001 Omnibus Plan, as amended

      In August 2001, we issued to AGGI Limited an option to purchase up to 2,000,000 shares of our common stock in connection with research and development efforts to be performed by AGGI on our behalf, which option was subsequently cancelled on February 12, 2003.

      In July of 2001, Eontech Group Inc., a company indirectly controlled by Boris Birshtein, our Chairman, and the majority shareholder of Aluminum-Power Inc., entered into a consulting agreement with Jerry Goodis and The DragonWyck Corporation, whereby certain consulting services were provided to Eontech Group Inc., and its subsidiaries, including Aluminum-Power Inc. and us. As partial consideration for such services, we granted an option to The DragonWyck Corporation to purchase up to 200,000 shares of our common stock, for a period of three years at an exercise price of $0.50 per share.

      On February 16, 2001, we issued 88,000,000 shares of our common stock to Aluminum-Power Inc. pursuant to a Technology Acquisition Agreement in addition to our interests in three operating subsidiaries; Banca Commerciala pe Actiuni "Export-Import", a corporation organized under the laws of the Republic of Moldova, Exim Asint S.A., a corporation organized under the laws of the Republic of Moldova, and Jolly LLC, a limited liability company organized under the laws of Wyoming which indirectly owned and operated a Hotel in the Republic of Moldova.

      During the fiscal year ended December 31, 2003, no options were granted pursuant to the 2001 Omnibus Plan, as amended, however 5,650,000 options issued previously under the Plan were cancelled during such period.

      As of December 31, 2003, 2,470,000 options were issued and outstanding under the 2001 Omnibus Plan, as amended, and 2,550,000 options were issued and outstanding outside of such Plan.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

General

      Intercomsoft, Ltd. ("Intercomsoft"), our wholly owned subsidiary, holds the world-wide rights to a proprietary technology used to produce secure government identification documents, such as drivers' licenses and passports. Although Intercomsoft's current operations are based solely in the Republic of Moldova, it is interested in offering its services to other areas and regions in the European marketplace and elsewhere.

      We currently derive all of our revenues and income pursuant to Intercomsoft's Supply Agreement with the Government of the Republic of Moldova. The political and economic environment in the Republic of Moldova has historically been unstable. Should the Government of the Republic of Moldova default on the Supply Agreement or discontinue the use of Intercomsoft's services under the Supply Agreement, we would likely have limited recourse. We do not anticipate any other revenues during the fiscal year ending December 31, 2004. If for any reason (or for no reason) the Supply Agreement were terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as on us.

      In addition, in the first quarter of 2001 we acquired certain rights, as more fully described below, to an aluminum-air fuel cell technology for use in portable consumer electronic devices such as cellular telephones and laptop computers. Since such acquisition we have engaged in research, development and marketing efforts in connection with such technology. In addition to our research and development efforts, during the period covered by this report we actively sought strategic business partners to commercialize the technology. Further, since the acquisition of the aluminum-air fuel cell technology, we have pursued the prosecution of our patent applications resulting in the issuance by the United States Patent and Trademark Office of two patents on our aluminum-air fuel cell technology.

      On June 1, 2001, in a joint effort with Aluminum-Power Inc., we opened the R&D Center in Toronto, Ontario, Canada. Pursuant to the R&D Agreement, we agreed to reimburse Aluminum-Power Inc. for a portion of its costs and expenses relating solely to the R&D Center and to work specifically performed for and on our behalf.

      Under the R&D Agreement, for a period of five years, we are not obligated to pay any amount owed to Aluminum-Power Inc., with the exception of a monthly fee equal to 1.2% of Aluminum-Power Inc.'s fixed monthly expenses associated with the R&D Center. The accrued balance of the total amount owed to Aluminum-Power Inc. is payable on the fifth anniversary of the R&D Agreement and bears interest at a rate of 2% per annum.

      After approximately two years of research and development on our behalf, on March 31, 2003, Aluminum-Power Inc. advised us that it was suspending further research and development efforts in connection with the aluminum-air fuel cell technology under the R&D Agreement for the foreseeable future. Accordingly, as of the second quarter of 2003, our research and development efforts were suspended until such time, if any, as Aluminum-Power Inc. resumes its research and development efforts on our behalf, or we are able to obtain financing to proceed with such efforts on our own. (See "Description of Business").

Asset Acquisition and Discontinued Operations

      Pursuant to an Asset Acquisition Agreement dated January 11, 2001, between Aluminum-Power Inc. and us, we acquired:

      o An exclusive worldwide license to make, use and sell a mechanically rechargeable metal-air battery solely for use with consumer portable electronic devices pursuant to a United States patent and a Canadian patent application that include claims for an instantaneous mechanical rechargeable battery requiring no external power source for recharging.

      o All rights and title to certain technology relating to metal-air batteries and fuel cells pursuant to a United States patent and a Canadian patent application which include claims for portable consumer electronic devices, including two-way radios, wireless telephones, portable audio devices, video cameras and personal computers.

      o The design and know-how to a DC/DC Converter designed and developed by Aluminum-Power Inc. to be used as part of a full battery assembly which is designed to enable the conversion of cell voltage of an aluminum-metal-air-cathode battery to the voltage required by different consumer portable electronic devices.

      In consideration for the transfer to us of the above described assets, on February 16, 2001, we issued to Aluminum-Power Inc. 88,000,000 shares of our common stock and transferred to it our interests in three of our operating subsidiaries; Banca Commerciala pe Actiuni "Export-Import", a bank organized under the laws of the Republic of Moldova , Exim Asint S.A., an insurance company organized under the laws of the Republic of Moldova, and Jolly LLC, a limited liability company organized under the laws of Wyoming which indirectly owned and operated the Jolly Alon, a hotel in the Republic of Moldova.

Results of Operations

General

      During the fiscal year ended December 31, 2003, our assets consisted of Intercomsoft, a wholly owned subsidiary, and the aluminum-air fuel cell technology described above.

      Intercomsoft currently operates in, and derives its revenues from, services performed for the Government of the Republic of Moldova pursuant to the Supply Agreement with such government. Although Intercomsoft is interested in expanding its services to areas outside of the Republic of Moldova, the uncertain economy and political instability in the Republic of Moldova could have a material adverse effect on us.

Comparison of Fiscal Year Ended December 31, 2003 to Fiscal Year Ended December 31, 2002

      During the fiscal year ended December 31, 2003, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of $4,128,000 as compared to $4,971,000 for 2002. The decrease in revenue of $843,000, or 17%, was due to a number of factors. In 2001 Romania and Moldova introduced passport control between their two countries which led to an increase in passport issuances to the residents of Moldova in the year 2002. In addition, beginning in 2001 and continuing through 2002, a program of public awareness was effectuated encouraging the renewal of various forms of government licenses and registrations, reminding individuals to renew expiring documents resulting in an increase in the issuance of such replacement documents. Increased marketing efforts by us beginning in the third quarter of 2001 and cross marketing to individuals during passport renewals and/or issuances also led to a continuing increase in the sale of collateral documentation including drivers licenses and other government issued documents. These efforts resulted in an increase in revenues in 2002 which stabilized, and began to decrease in 2003.

      During the fiscal year ended December 31, 2003, Intercomsoft's costs associated with generating these revenues were $1,194,000, or 29%, as compared to $1,170,000, or 23.5%, for 2002. The increase in the percentage of costs associated with generating revenues was, in part, due to the acquisition by Intercomsoft of new printing equipment in 2003 that will require less maintenance, increase performance capabilities and production thereby increasing efficiency and reducing costs in future periods. This resulted in gross profit for Intercomsoft of $2,934,000 and $3,801,000 for the fiscal years ending December 31, 2003 and 2002 respectively, a decrease of $867,000, or 23%.

      General and administrative expenses for fiscal year ending December 31, 2003 were $1,888,000, which consisted of $139,000 from Intercomsoft and $1,749,000 of general corporate and administrative expenses. For the same period in 2002 general and administrative expenses aggregated approximately $1,525,000 which consisted of $75,000 from Intercomsoft and $1,450,000 of general corporate and administrative expenses. Although actual general corporate and administrative expenses were reduced in 2003 as compared to 2002, such reductions were offset by the payment in 2003 of a portion of our accrued expenses and show an increase due to the accrual of $414,675 in compensation due to our Chairman as a result of non-renewal of his Employment Agreement when it expired on December 31, 2003.

      Public relations, marketing and advertising expenses for fiscal year ending December 31, 2003 were $1,064,000 all of which were attributable to Intercomsoft for marketing expenses relating to efforts to expand the use of Intercomsoft's services. For the same period in 2002, such expenses aggregated approximately $1,447,000, which consisted of $1,441,000 from Intercomsoft and $6,000 related to the aluminum-air fuel cell technology. The decrease of $377,000 in public relations, marketing and advertising expenses of Intercomsoft in 2003 resulted from the reduction of commissions paid pursuant to various marketing agreements, which are based on revenue generated in the period.

      Beginning in the first quarter of 2001, we began our research and development program associated with the aluminum-air fuel cell technology acquired in such period. To that end, together with our majority shareholder Aluminum-Power Inc., we opened the R&D Center in Toronto, Ontario, Canada. Research and development costs for 2003 were $172,000, compared to $353,000 in 2002. The decrease of $181,000 in research and development costs in year 2003 resulted from the suspension of research and development in the second quarter of 2003.

      We had a net loss from operations of approximately $196,000 for 2003 as compared to net income of $476,000 for 2002.

Liquidity & Capital Resources

      Our joint venture with Aluminum-Power Inc. to operate the R&D Center added significant additional costs and expenses. As of December 31, 2003, we owed Aluminum-Power Inc. approximately $295,000 for research and development, which is payable on the fifth anniversary of the R&D Agreement and bears interest at a rate of 2% per annum. Such amount is pre-payable without penalty.

      While we believe we have adequate capital to fund current operations for fiscal year 2004, we believe that we will need to obtain additional working capital for future periods if we are to pursue any additional research and development efforts in connection with our aluminum-air fuel cell technology or expand the activities of Intercomsoft.

      Although no assurances can be made, we believe that our operating expenses will not decrease during the fiscal year ending December 31, 2004, notwithstanding the suspension of research and development efforts, due to the anticipated payment of a portion of our accrued expenses.

      We may seek additional funding through public or private financing or other arrangements in an effort to subsidize any future research and development expenses. However, there can be no assurances that additional financing will be available or, if available, on terms that are acceptable to us. If adequate funds are not available, or not available on terms that are acceptable to us, we may not be able to further develop and market our aluminum air fuel cell technology or expand the activities of Intercomsoft.

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

ITEM 7. FINANCIAL STATEMENTS

      Our consolidated financial statements for the years ended December 31, 2003 and 2002 have been examined to the extent indicated in the report provided by the independent certified public accountants, Paritz & Company, PA. Paritz & Company, PA has confirmed to us that the consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with Regulation S-X promulgated by the SEC.

PARITZ & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Trimol Group, Inc.


We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

                                            PARITZ & COMPANY, P.A.
                                            Certified Public Accountants
                                            Hackensack, New Jersey

                                            Dated:  March 14, 2004

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

YEAR ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------

ASSETS

Current assets:
Cash                                                                $    20,000
Accounts receivable                                                     380,000
Prepaid expenses                                                         32,000
                                                                    -----------
     Total current assets                                               432,000

Property and equipment, net                                             151,000
                                                                    -----------

TOTAL ASSETS                                                        $   583,000
                                                                    ===========


LIABILITIES

Current liabilities:
Trade accounts payable                                              $   113,000
Accrued expenses                                                        198,000
Current portion of payables to related parties                          737,000
                                                                    -----------

TOTAL LIABILITIES                                                     1,048,000

PAYABLES TO RELATED PARTIES                                             295,000

SHAREHOLDERS' DEFICIENCY                                               (760,000)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      $   583,000
                                                                    ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Year Ended           Year Ended
                                                     December 31, 2003     December 31, 2002
REVENUES                                               $   4,128,000         $  4,971,000
                                                       -------------         ------------

OPERATING EXPENSES:
Cost of revenues                                           1,194,000            1,170,000
Research and development                                     172,000              353,000
Marketing and promotion                                    1,064,000            1,447,000
General and administrative expenses                        1,888,000            1,525,000
Interest expense                                               6,000                   --
                                                       -------------         ------------
TOTAL OPERATING EXPENSES                                   4,324,000            4,495,000
                                                       -------------         ------------

NET INCOME (LOSS)                                      $    (196,000)        $    476,000
                                                       =============         ============

Net income (loss) per share (Basic and Diluted)                (.002)                .005
                                                       =============         ============

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING-BASIC AND DILUTED                            100,474,154          100,361,466
                                                       =============         ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                           ADDITIONAL    RETAINED
                                                 COMMON STOCK              PAID-IN       EARNINGS        DEFERRED
                                             SHARES         AMOUNT         CAPITAL       (DEFICIT)     COMPENSATION      TOTAL
BALANCE - JANUARY 1, 2002                  100,039,000    $ 1,000,000    $ 5,298,000    $(7,384,000)   $        --    $(1,086,000)

Net income                                          --             --             --        476,000             --        476,000

Issuance of common stock for
   services performed                        1,100,000         11,000         87,000             --             --         98,000

Deferred compensation                               --             --             --             --        (52,000)       (52,000)
                                           -----------    -----------    -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 2002                101,139,000      1,011,000      5,385,000     (6,908,000)       (52,000)      (564,000)

Net loss                                            --             --             --       (196,000)            --       (196,000)

Return of shares in connection with
   cancellation of employment agreements      (666,672)        (6,000)       (46,000)            --         52,000             --
                                           -----------    -----------    -----------    -----------    -----------    -----------

BALANCE - DECEMBER 31, 2003                100,472,328    $ 1,005,000    $ 5,339,000    $(7,104,000)   $        --    $  (760,000)
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

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            Year Ended         Year Ended
                                                        December 31, 2003   December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                           $(196,000)         $ 476,000
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH USED IN OPERATING ACTIVITIES
Depreciation of property and equipment                         29,000              8,000
Stock based compensation                                                          46,000
Write-off of deferred offering costs                                              35,000
CHANGES IN ASSETS AND LIABILITIES
Accounts receivable                                           (78,000)           178,000
Prepaid expenses                                              (15,000)            41,000
Accounts payable                                                7,000           (425,000)
Accrued expenses                                               (3,000)           (79,000)
                                                            ---------          ---------
NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                    (256,000)           280,000
                                                            ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                         (85,000)          (103,000)
                                                            ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES                         (85,000)          (103,000)
                                                            ---------          ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Net advances (repayments) to/from related parties           312,000           (172,000)
                                                            ---------          ---------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                          312,000           (172,000)
                                                            ---------          ---------

INCREASE (DECREASE) IN CASH                                   (29,000)             5,000

CASH - BEGINNING OF YEAR                                       49,000             44,000
                                                            ---------          ---------

CASH - END OF YEAR                                          $  20,000          $  49,000
                                                            =========          =========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

Business organization

Trimol Group, Inc. (the "Company") was incorporated in 1953 in Delaware and owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft") a non-resident Irish company, which, pursuant to an agreement which expires in April 2006 (the "Supply Agreement"), provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents (passports, drivers' licenses and ID cards). Currently Intercomsoft's only customer is the Government of the Republic of Moldova.

The Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable aluminum-air fuel cell solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. Substantially all of the research and development costs related to this technology are allocated from the majority shareholder of the Company (see Note 5). All research and development efforts were suspended in the second quarter of 2003.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying value of an asset may not be recoverable. If an impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided for financial reporting purposes on the straight-line method in amounts sufficient to amortize the cost of the related asset over its estimated useful life.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Research and development

The Company charges all research and development costs to expense as incurred.

Marketing and promotion

The Company expenses all marketing and promotion costs as incurred.

Revenue Recognition

Revenue from the agreement by and between Intercomsoft and the Moldovan Ministry of Economics is recognized upon the quantity of product (number of computerized documents) produced during the period reported.

Income taxes

The Company accounts for deferred income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their bases for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards. A valuation allowance related to deferred tax assets is recognized when, in management's judgment, it is more likely than not that all, or a portion of such deferred assets, will not be realized.

Income per share

Income per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The Company had no common stock equivalents during the periods presented.

Comprehensive income

The Company adopted the provisions of the SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as any change in equity from transactions and other events originating from non-owner sources, and is displayed as accumulated comprehensive income in the Statements of Changes in Shareholders' Equity.

Fair value of financial instruments

The carrying value of short-term financial instruments arising in the ordinary course of business approximates fair value because of the relatively short period of time between their origination and expected realization.

NOTE 2-RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft's only customer is the Republic of Moldova's Ministry of Economics. Moldova is a former Republic of the Soviet Union and its political and economic situation has historically been unstable. Should the Government of the Republic of Moldova default on the Supply Agreement referred to in Note 1 or discontinue the use of Intercomsoft's services under the agreement, the Company would likely have limited recourse. If for any reason (or for no reason) the Supply Agreement was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft.

(b) Through a joint venture with Aluminum-Power, Inc. ("API"), the Company's majority shareholder, the Company pursued research and development of its aluminum-air fuel cell technology for two years. Such research and development was suspended in the second quarter of 2003 until such time, if any, as the Company is able to obtain financing to proceed with such efforts as additional capital will be required in order to further develop this technology before it can be commercially exploited. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company will likely not be able to further develop the technology. Such inability to obtain additional financing when needed would have a negative impact on the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and the holders of such securities may have rights, preferences and privileges senior to those of the holders of shares of the Company's common stock.

         Although the United States Patent and Trademark Office has issued several patents on the technology, there can be no assurances that any additional patents will issue or to what extent, if any, such patents will provide protection from competitors or others and there can be no assurances that such technology will be marketable and/or profitable.

         The Company continues to believe that there may be potential viability for its aluminum-air fuel cell technology, however, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts are not justified at this time.

NOTE 3-PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

                                                    Amount      Life

        Document processing equipment               $170,000  5 years
        Office equipment                              18,000  5 years
                                                    --------
                                                     188,000
        Less accumulated depreciation                 37,000
                                                    --------
                                                    $151,000
                                                    ========

NOTE 4-SHAREHOLDERS' EQUITY

Effective February 14, 2001, the Company amended its Articles of Incorporation to increase its authorized shares of common stock, $0.01 par value, from 30 million to 130 million shares.

The Company has 10,000 $1.00 par value shares of Preferred Stock authorized, none of which are issued and outstanding.

NOTE 5-RELATED PARTY TRANSACTIONS AND BALANCES

(a)   Transactions

      On July 1, 2001, the Company entered into a research and development agreement (the "R&D Agreement") with API pursuant to which Trimol agreed to reimburse API for its allocated portion of R&D expenses attributable to the Company's technology referred to in Note 1. During the two year period ended December 31, 2002 and the first two quarters of 2003, API operated an R&D Center which housed a prototype development and assembly laboratory with a full complement of staff, including mechanical engineers, design engineers, scientists and a support staff.

      The R&D Agreement provided the Company with unlimited use of the R&D Center and unlimited use of all equipment and employees located at the center. The Company is obligated to pay API proportionately all costs and expenses associated with the use of the R&D Center. In addition, the Company paid API to lease its proportionate share of the center's equipment and improvements at an amount equal to a monthly rate of 1.2% of API's gross asset value.

      All research and development efforts were suspended in the second quarter of 2003.

      Allocated research and development expenses for the years ended December 31, 2003 and 2002 aggregated $170,000 and $162,000, respectively.

(b)   Payables to related parties consist of the following:

      Accrued compensation due to the Chairman.  (See Note 8) (1)   $  737,000
      Due to API (2)                                                   295,000
                                                                    ----------
                                                                     1,032,000
      Less current portion                                             737,000
                                                                    ----------
                                                                    $  295,000
                                                                    ==========

      (1) Of this amount $260,000 is due June 1, 2004, $415,000 is due April 1, 2005 (or earlier upon the occurrence of certain agreed upon specific events), and $62,000 is due on demand.

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

      A summary of option activity is as follows:

                                      Inside         Outside
                                      Plan           Plan           Total

      Balance - January 1, 2002       7,970,000        300,000     8,270,000

      Granted                         1,750,000      2,250,000     4,000,000

      Exercised                              --             --            --

      Cancelled                      (1,600,000)            --    (1,600,000)
                                    -----------    -----------   -----------

      Balance - December 31, 2002     8,120,000      2,550,000    10,670,000

      Granted                                --             --            --

      Exercised                              --             --            --

      Cancelled                      (5,650,000)            --    (5,650,000)
                                    -----------    -----------   -----------

      Balance - December 31, 2003     2,470,000      2,550,000     5,020,000
                                    ===========    ===========   ===========

      The following table summarizes information regarding stock options outstanding at December 31, 2003:


                                  Weighted                                           Weighted
    Exercise      Number of       Weighted Average   Average       Number of         Average
     Price         Options        Remaining          Exercise      Shares            Exercise
     Range       Outstanding      Contractual Life   Price         Exercisable       Price
     $0.01          200,000              2.8          0.01            --               --

     $0.21        2,250,000              3.4          0.21            --               --

     $0.50        2,220,000              2.3          0.50            --               --

 $1.00 - 1.25       350,000              2.6          1.25            --               --

      The per share weighted average fair value of stock options granted during the fiscal year ended December 31, 2002 was $0.21. No options were granted during the year ended December 31, 2003. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following assumptions:

              Risk-free interest rate                           3.83%
                                                                4.22%

              Expected volatility of common stock             282.85%

              Dividend yield                                    0.00%

              Expected option term                              4.4 years

      The Company applies APB 25 in accounting for its stock plans and, accordingly, no compensation costs have been recognized in the Company's financial statements for options granted. If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share for the years ended December 31, 2003 and 2002 would have been reduced to the pro forma amounts as follows:

                                              2003                 2002

      Net Earnings:

           As reported                    $ (189,000)          $  476,000
           Pro forma                        (189,000)          (3,963,000)

      Basic Earnings per Share:

           As reported                          .002                 .005
           Pro forma                            .002                (.039)

      Diluted Earnings per Share

           As reported                          .002                 .005
           Pro forma                            .002                (.039)

(b) In February 2000 the Company issued three warrants to purchase a total of 1,400,000 shares of its common stock to three officers, one of such warrants entitling the holder to purchase 400,000 shares was cancelled on January 28, 2003. The remaining warrants may be exercised for a period expiring February 27, 2005, at an exercise price of $.50 per share and contain anti-dilution provisions. One of the remaining warrants is held by the Company's Chairman of the Board and there are up to 4,875,000 shares of common stock potentially issuable pursuant to the anti-dilution of such warrant.

      As of December 31, 2003, the Company and one of such warrant holders disagreed as to the validity and effect of the anti-dilution provision contained in the holder's warrant. In part, the anti-dilution provision provides that the warrant holder's exercise price, and the number and character of the shares of common stock underlying the warrant may be adjusted in the event that the Company sells or issues shares of common stock or any options exchangeable for, or convertible into, shares of common stock, at a price per share of common stock less than the higher of either the then current market price per share of common stock or the per share exercise price of the warrant. There can be no assurance that this disagreement will be resolved on terms acceptable to the Company nor that any such resolution will not result in the adjustment of the exercise price and number and character of the underlying shares. In the event that such disagreement is not resolved on acceptable terms or that a court of law determines that the warrant holder's position is correct, then the number of shares of common stock reserved for issuance under the warrant may be increased by approximately 3,250,000 additional shares of common stock, which would have an immediate and substantial dilutive effect on the shares of the Company's common stock outstanding.

      In addition, warrants to purchase up to 60,000 shares of the Company's common stock are outstanding, 30,000 of which are an exercisable at $11.50 per share and 30,000 of which are exercisable at $.75 per share.

NOTE 7-INCOME TAX

The Company's income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

                                                           December 31, 2003  December 31, 2002
                                                           -----------------  -----------------
      Income tax (benefit) at statutory rate of 34%            $   (64,000)      $   162,000
      Net operating loss carryforward (used) not utilized           64,000          (162,000)
                                                               -----------       -----------
                                                               $        --       $        --
                                                               ===========       ===========


                                                           December 31, 2003  December 31, 2002
                                                           -----------------  -----------------
      Deferred tax assets:

        Net operating loss carryforward                        $   282,000       $   218,000
        Capital loss carryforward                                2,706,000         2,706,000
                                                               -----------       -----------
                                                                 2,988,000         2,924,000
      Valuation allowance (see Note 1)                           2,988,000         2,924,000
                                                               -----------       -----------
                                                               $        --       $        --
                                                               ===========       ===========

NOTE 8-COMMITMENTS

Intercomsoft is party to an agreement pursuant to which it purchases from a third party supplier, equipment, software and consumables utilized by it for the production of computerized documents under the Supply Agreement. As part of this agreement, Intercomsoft is provided with guidance and support required for the installation and operation of the equipment, as well as the materials required for its maintenance. In addition to payment for the equipment, software and consumables purchased under such agreement, Intercomsoft is obligated to pay 25% of its profits to such supplier, as more specifically provided for under the agreement.

The Company's employment agreement with its Chairman expired December 31, 2003. The agreement provided for base annual compensation of $250,000, plus among other things, a bonus of ten percent of excess net pre-tax profits, as more specifically provided for in the agreement. In addition, the agreement provided that for every $1,000,000 of such excess net pre-tax profits, if any, received by the Company in the determining year, the Chairman was entitled to receive incentive warrants ("Incentive Warrants") to purchase 100,000 shares of the Company's common stock up to a maximum of 1,000,000 shares of common stock per year at an exercise price equal to the closing price of the Company's common stock on the issue date. The Chairman waived his entitlement to any bonus or Incentive Warrants that may be due him for the year ended December 31, 2003. As of December 31, 2003, no Incentive Warrants were outstanding. The employment agreement was not renewed on the expiration date and, accordingly, the Company is obligated to pay the Chairman a lump sum severance amount equal to one-hundred-fifty percent (150%) of his then base salary and bonus in the last year of the employment agreement. Such severance compensation amounted to $415,000, all of which has been accrued in the financial statements for the year ended December 31, 2003. The Chairman agreed to defer payment of the severance compensation until April 2005 (subject to earlier payment upon certain agreed upon specified occurrences.)

NOTE 9-SEGMENT INFORMATION

The Company's operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces computerized identification documents, research and development of the aluminum-air fuel cell technology, and general and administrative expenses incurred for corporate purposes.

YEAR ENDED DECEMBER 31, 2003

                                                Research and       Corporate and
                               Intercomsoft     Development        Administrative        Total
      Net sales                $ 4,128,000      $         --       $         --       $ 4,128,000

      Operating expenses         2,398,000           172,000          1,754,000         4,324,000
                               -----------      ------------       ------------       -----------

      Net income (loss)        $ 1,730,000      $   (172,000)      $ (1,754,000)      $  (196,000)
                               ===========      ============       ============       ===========

YEAR ENDED DECEMBER 31, 2002

                                                Research and       Corporate and
                               Intercomsoft     Development        Administrative        Total
      Net sales                $ 4,971,000      $         --       $         --       $ 4,971,000

      Operating expenses         2,686,000           353,000          1,456,000         4,495,000
                               -----------      ------------       ------------       -----------

      Net income (loss)        $ 2,285,000      $   (353,000)      $ (1,403,000)      $   476,000
                               ===========      ============       ============       ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

      Officers are elected by, and serve at the pleasure of our Board of Directors. The names and ages of our directors and executive officers as of December 31, 2003, are set forth below. Our By-laws provide for not less than three and not more than fifteen directors.

      NAME                          AGE          POSITION WITH COMPANY
      ----                          ---          ---------------------

      Boris Birshtein               56     Chairman of the Board of Directors

      Yuri Benenson                 49     Director; Chief Executive Officer

      Walter J. Perchal             52     Director

      Shmuel Gurfinkel              57     Director; Chief Financial Officer
                                               (resigned January 20, 2004)

      Jack Braverman                35     Director; Chief Financial Officer
                                             (appointed January 21, 2004)

Background of Executive Officers and Directors

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

      Yuri Benenson was appointed as a member of the Board of Directors and as the Chief Executive Officer on May 1, 2003 and was elected on May 12, 2003. Since 1997 Mr. Benenson has served as a member of the Board of Directors of Banca Commerciala pe Actiuni "Export Import" Bank and as Vice President of EXIM Asint, S.A., both of which are our former subsidiaries, and from January 2004 has served as a member of the executive management team of Intercomsoft Limited, our subsidiary. Mr. Benenson holds a masters degree in Finance and Economics from Vilnius State University.

      Walter J. Perchal, Ph.D. was appointed as a member of the Board of Directors on February 16, 2001 and elected in August 2001. Since 1997, Mr. Perchal has served as the President and Chief Executive Officer of IC Inc., a consulting firm, which provides consulting services in North America, Europe and Asia. For the past 21 years, Mr. Perchal has served as an adjunct Professor at York University in Toronto, Canada.

      Shmuel Gurfinkel served as our Chief Financial Officer from January 1998 until his resignation on January 20, 2004. From 1998 until 2000, and again from May 12, 2003 to January 20, 2004, Mr. Gurfinkel served as a Director. Additionally, since 1996, Mr. Gurfinkel has been a Director of Banca Commerciala pe Actiuni "Export-Import", a former subsidiary. For the past six years, Mr. Gurfinkel has been actively engaged in managing and operating the Shmuel Gurfinkel accounting firm in Ramat-Gan, Israel. Since 1997, Mr. Gurfinkel has served as a Director of Peker Plada Metals, Ltd., a subsidiary of Africa Israel Investments Ltd.

      Jack Braverman was appointed a member of the Board of Directors and our Chief Financial Officer on January 21, 2004. Mr. Braverman has worked with Mr. Birshtein, his uncle and our Chairman of the Board, in a number of capacities since 1997, including his service as President of Eontech Group, Inc. from July 1999 to date, President of Royal HTM Group from December 1997 to April 2001 and as Vice President and Chief Financial Officer from April 2001 to date, as well as serving as Vice President of Aluminum-Power Inc, our majority shareholder, since January 2001. Mr. Braverman holds a BA in Economics from the University of Western Ontario.

Section 16(a) Beneficial Ownership Reporting Compliance

      The Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of the Company's common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the annual and long-term compensation of the Company's most highly compensated employees and/or executive officers who served at the end of the fiscal year ended December 31, 2003, and whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2003, for services rendered in all capacities to the Company and its subsidiaries during the Company's 2000, 2001, 2002 and 2003 fiscal years. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Summary Compensation Table

                                             Annual Compensation                      Long Term Compensation
                                      ------------------------------------------------------------------------------
                                                                                 AWARDS
                                      ------------------------------------------------------------------------------

                                                                                Securities
                                                          Other Annual          Underlying            All Other
Name and Principal Position   Year     Salary ($)       Compensation ($)      Options/ SARs (#)     Compensation
--------------------------------------------------------------------------------------------------------------------
Boris Birshtein               2000     $250,000 (1)     $ 21,600 (2)                   --              600,000(3)
Chairman of the Board
                              2001     $250,000 (1)     $ 21,600 (2)                   --                   --

                              2002     $250,000 (1)     $ 74,500 (2) (4)               --                   --

                              2003     $250,000 (1)     $462,725 (1) (2) (5)
--------------------------------------------------------------------------------------------------------------------

----------------
(1) Of the compensation that Mr. Birshtein was entitled to receive in each of fiscal years 2000, 2001, 2002 and 2003, $737,000 was unpaid as of December 31, 2003.

(2) Mr. Birshtein receives a monthly expense allowance of $1,800 totaling $21,600 annually.

(3) On February 28, 2000 we issued to Mr. Birshtein a warrant to purchase up to 600,000 shares of our common stock and simultaneously cancelled a warrant previously issued to him to purchase the same number of shares, which was exercisable at $11.50 per share. The newly issued warrant has a five year exercise period beginning on the date of issuance at an exercise price of $0.50 per share. The terms of the warrant include an anti-dilution provision allowing for the adjustment of the exercise price and number and character of the underlying shares under certain specified circumstances (up to an additional 4,875,000 shares of our common stock are potentially issuable to Mr. Birshtein pursuant to such anti-dilution provision). Additionally, the warrant entitles Mr. Birshtein to "piggy-back" registration rights with respect to the warrant and the underlying shares of common stock. The original warrant issued to Mr. Birshtein was issued in consideration of the significant time and effort expended by Mr. Birshtein on our behalf for which he was not previously compensated.

(4) In 2003, Mr. Birshtein was entitled to receive an increase of $26,450 in his base salary reflecting an amount equal to 50% of the 2002 year end bonus to which he was entitled pursuant to his Employment Agreement. See "Employment Agreements."

(5) Mr. Birshtein is entitled to receive severance compensation totaling $414,675 in connection with the non-renewal of his Employment Agreement. Such amount has been accrued but not yet paid.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

      There were no options granted pursuant to the 2001 Omnibus Plan, as amended, or otherwise, to our officers or directors, nor were any options previously issued exercised, during 2003.

Compensation of Directors

      All of our outside Directors are eligible to be paid an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period. During the fiscal year ended December 31, 2003, there were no payments made to any outside Director.

      Mr. Birshtein has served as our Chairman of the Board since January 1998. He was compensated for such service pursuant to an Employment Agreement which expired on December 31, 2003. See "Employment Agreements."

Employment Agreements

      During the fiscal year ended December 31, 2003, our only employment agreement was with Boris Birshtein, our Chairman of the Board of Directors. Such agreement expired on December 31, 2003 and was not renewed. Mr. Birshtein, however, has agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement.

      Pursuant to Mr. Birshtein's employment agreement, dated as of February 25, 1999, Mr. Birshtein served as our Chairman of the Board. In consideration of Mr. Birshtein's services, he was entitled to receive an annual salary for 2003 of $276,450, such salary to be paid in equal monthly installments.

      We also agreed to pay Mr. Birshtein, in each calendar year during the term of the employment agreement, an amount equal to ten percent (10%) of Excess Net Pre-Tax Profits (as defined below) (the "Bonus"). For purposes of such agreement, "Excess Net Pre-Tax Profits" is the amount in each calendar year that our consolidated net pre-tax profit in such calendar year exceeds the amount of consolidated net pre-tax profit for the immediately preceding calendar year. Mr. Birshtein waived his entitlement to any such Bonus for the year ended December 31, 2003.

      Additionally, we agreed to grant Mr. Birshtein five year common stock purchase warrants (the "Incentive Warrants") on the basis of one hundred thousand (100,000) Incentive Warrants for each one million dollars ($1,000,000) of Excess Net Pre-Tax Profits, each of such warrants to provide for the purchase of one (1) share of our common stock at an exercise price equal to the closing price of our common stock on the date Mr. Birshtein is entitled to receive such warrants.

Mr. Birshtein was entitled to receive 52,900 Incentive Warrants for the year ended December 31, 2002, but waived his rights to such Incentive Warrants. In addition, Mr. Birshtein waived his rights to any Incentive Warrants for the year ended December 31, 2003. There were no Incentive Warrants issued or outstanding as of December 31, 2003.

      On December 31, 2003 Mr. Birshtein's Employment Agreement expired and was not renewed. Accordingly, pursuant to the terms of such agreement, we were obligated to pay severance compensation to Mr. Birshtein on such date, in a lump sum amount equal to one-hundred-fifty percent (150%) of Mr. Birshtein's then base salary and the Bonus received by Mr. Birshtein with respect to the last year of the employment agreement. Such amount totals $414,674 and, as of the date hereof, such amount has been accrued by us, but not yet paid.

      On February 28, 2000, we issued Mr. Birshtein, in consideration of the significant time and effort expended by him on our behalf for which he was not previously compensated, a five-year common stock purchase warrant to purchase up to 600,000 shares of our common stock at an exercise price of $0.50 per share. The warrant includes an anti-dilution provision allowing for the adjustment of the exercise price and number and character of the underlying shares, under certain specified circumstances. The warrant also entitles Mr. Birshtein to "piggy-back" registration rights with respect to the warrant and the underlying shares of common stock. Simultaneously with the issuance of this warrant, we canceled a warrant previously issued to Mr. Birshtein for a like number of shares of our common stock with an exercise price of $11.50 per share.

      Additionally, Mr. Birshtein receives a monthly expense allowance of $1,800.

Resignation of Theodore B. Shapiro as an Officer and Director; Termination of Employment Agreement

      On February 25, 1999, we entered into a five year Employment Agreement with Theodore B. Shapiro pursuant to which he served as a Director and as our President and Chief Executive Officer at an annual salary of $120,000. Mr. Shapiro's Employment Agreement was terminated by mutual agreement on October 25, 2000. However, we agreed to continue paying Mr. Shapiro an annual salary of $120,000 plus a monthly expense allowance of $1,800 through January 10, 2001, when Mr. Shapiro resigned from his position as an officer and director and his salary and benefits were terminated.

      On February 28, 2000 we issued a warrant to purchase up to 400,000 shares of our common stock to Mr. Shapiro and simultaneously cancelled a warrant previously issued to him to purchase the same number of shares which was exercisable at $11.50 per share. The newly issued warrant has a five year exercise period beginning on the date of issuance and is exercisable at $0.50 per share. The warrant also entitles Mr. Shapiro to "piggy-back" registration rights with respect to the warrant and the underlying shares of common stock. The original warrant issued to Mr. Shapiro was in recognition of uncompensated services performed by him on our behalf.

      As of December 31, 2003, we disagreed with Mr. Shapiro as to the validity and effect of the anti-dilution provision contained in his warrant. In part, the anti-dilution provision provides that Mr. Shapiro's exercise price, and the number and character of the shares of common stock underlying his warrant may be adjusted in the event that we sell or issue shares of our common stock or any options exchangeable for, or convertible into, shares of our common stock at a price per share of our common stock less than the higher of either the then current market price per share of common stock or the per share exercise price of the warrant. There can be no assurance that such disagreement will be resolved on terms acceptable to us nor that any such resolution will not result in the adjustment of the exercise price and number and character of the underlying shares. In the event that such disagreement is not resolved on acceptable terms or that a court of law determines that Mr. Shapiro's position is correct, then the number of shares of our common stock reserved for issuance under the warrant may be increased by approximately 3,250,000 additional shares, which would have an immediate and substantial dilutive effect on the shares of our common stock outstanding.

Resignation of Robert L. Blessey as an Officer and Director; Termination of Employment Agreement

      Robert L. Blessey served as a Director and Secretary for us from January 6, 1998 until his resignation as a Director on October 25, 2000 and as Secretary on January 10, 2001. On February 25, 1999, we entered into an Employment Agreement with Mr. Blessey having a five-year term, at an annual salary of $120,000, which was terminated by mutual consent on October 25, 2000.

      On February 28, 2000 we issued a warrant to purchase up to 400,000 shares of our common stock to Mr. Blessey and simultaneously cancelled a warrant previously issued to him to purchase the same number of shares, which was exercisable at $11.50 per share. The original warrant was issued to Mr. Blessey in recognition of uncompensated services performed by him on our behalf.

      On January 28, 2003 Mr. Blessey agreed to the cancellation of the warrant to purchase up to 400,000 shares of our common stock and surrendered same to us.

2001 Omnibus Plan, As Amended

      In January of 2001, our Board of Directors adopted the 2001 Omnibus Plan, which became effective in February of 2001 after stockholder approval. In June of 2001, our Board of Directors approved a resolution to increase the maximum aggregate number of shares that may be issued under the 2001 Omnibus Plan. Thereafter, the stockholders approved the increase of the authorized number of shares issuable pursuant to the 2001 Omnibus Plan from 4,000,000 to 10,000,000 shares. This amendment became effective in August of 2001.

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

      The Omnibus Committee administers the 2001 Omnibus Plan, as amended, and has full discretion and exclusive power to (a) select the directors, officers, employees, consultants and advisors who will participate in the 2001 Omnibus Plan, as amended, and grant Awards to such directors, officers, employees, consultants and advisors, (b) determine the time at which such Awards shall be granted and any terms and conditions with respect to such Awards to the extent not inconsistent with the provisions of the 2001 Omnibus Plan, as amended, and
(c) resolve all questions relating to the administration of the 2001 Omnibus Plan, as amended. Members of the Omnibus Committee receive no compensation for their services in connection with the administration of the 2001 Omnibus Plan, as amended.

      The Omnibus Committee may grant NQSOs or ISOs that are evidenced by stock option agreements. A NQSO is a right to purchase a specific number of shares of common stock during such time as the Omnibus Committee may determine, not to exceed ten years, at a price determined by the Omnibus Committee that, unless deemed otherwise by the Omnibus Committee, is not less than the fair market value of the common stock on the date the NQSO is granted. An ISO is an Option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). No ISOs may be granted under the 2001 Omnibus Plan, as amended, to an employee who owns more than 10% of our outstanding voting stock ("Ten Percent Stockholder") unless the option price is at least 110% of the fair market value of the common stock on the date of grant and the ISO is not exercisable more than five years after it is granted. In the case of an employee who is not a Ten Percent Stockholder, no ISO may be exercisable more than ten years after the date the ISO is granted and the exercise price of the ISO shall not be less than the fair market value of the common stock on the date the ISO is granted. Further, no employee may be granted ISOs that first become exercisable during a calendar year for the purchase of common stock with an aggregate fair market value (determined on the date of grant of each ISO) in excess of $100,000. An ISO (or any installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

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

      As of December 31, 2003, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, options to acquire 2,470,000 shares of our common stock were outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2003, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

      Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

                                                                        As of December 31, 2003(1)

                                                              AMOUNT AND NATURE OF
        NAME OF BENEFICIAL OWNER                                 BENEFICIAL OWNER           PERCENT OF CLASS
        ------------------------                                 ----------------           ----------------
Boris Birshtein (2)(3)(4)                                          93,747,000(2)(3)(4)             88%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Aluminum-Power Inc.
87 Scollard Street
Toronto, Ontario M5R 1G4 (2)                                       85,000,000(2)                   80%

Yuri Benenson                                                              --                      --
1285 Avenue of the Americas, 35th Floor
New York, NY10019

Shmuel Gurfinkel (5)                                                       --                      --
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Walter J. Perchal (6)                                                      --                      --
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

All Executive Officers and                                         93,747,000                      88%
Directors as a Group (4 persons) (7)

------------
(1)   Based on a total of 106,552,328 shares of common stock, which includes:
      (i) 100,472,328 shares of common stock issued and outstanding as of December 31, 2003; (ii) warrants to purchase 1,060,000 shares of common stock (iii) options to purchase 2,470,000 shares of our common stock granted pursuant to the 2001 Omnibus Plan, as amended; and, (iv) options to purchase 2,550,000 shares of our common stock granted outside of the 2001 Omnibus Plan, as amended. Note that the total of 106,552,328 shares of common stock does not take into account a total of 8,125,000 shares of common stock potentially issuable pursuant to the anti-dilution provisions contained in two outstanding warrants. See "Executive Compensation - Summary Compensation Table and Resignation of Theodore B. Shapiro as an Officer and Director; Termination of Employment Agreement."

(2) Mr. Birshtein is an indirect owner of Aluminum-Power Inc. Aluminum-Power Inc.'s majority shareholder is Eontech Group Inc. of which Birshtein Holdings, Ltd. is the majority owner. Mr. Birshtein directly controls Birshtein Holdings, Ltd.

(3) Mr. Birshtein currently, and since January 1998, serves as our Chairman of the Board.

(4) Includes 4,237,000 shares of common stock and a warrant to purchase up to 600,000 shares of our common stock owned directly by Mr. Birshtein; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and, 85,000,000 shares of our common stock owned by Aluminum-Power Inc.

(5) Mr. Gurfinkel served as our Chief Financial Officer from January 1998 until his resignation on January 20, 2004.

(6) Mr. Perchal is a member of our Board of Directors. Mr. Perchal owns approximately 1% of Aluminum-Power Inc., the beneficial owner of 85,000,000 shares of our common stock.

(7)   Includes Messrs. Birshtein, Benenson, Perchal, and Gurfinkel.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On July 24, 2001, Eontech R&D, Inc. ("Eontech R&D") was incorporated in the State of Delaware for the purpose of conducting research and development of emerging technologies. The members of the Board of Directors of Eontech R&D at the time of incorporation included Alexander M. Gordin, a former member of our Board of Directors and our former Chief Executive Officer and President, and Alon Birshtein, the son of Boris Birshtein, our Chairman of the Board and indirect owner of a majority of our outstanding shares of common stock.

      On August 22, 2001, Eontech R&D issued to us 240 shares of its common stock, issued Aluminum-Power Inc. 510 shares of its common stock and issued AGGI Limited 250 shares of its common stock. No other shares of common stock of Eontech R&D was issued or outstanding.

      On August 28, 2001, we entered into an agreement with Eontech R&D, Aluminum-Power Inc., AGGI Limited and Eontech Group Inc. (the "August 28, 2001 Agreement") whereby Eontech R&D agreed to conduct research on our and Aluminum-Power Inc.'s aluminum-power fuel cell technology. Additionally, under the August 28, 2001 Agreement, we agreed to issue AGGI a stock option to purchase up to 2,000,000 shares of our common stock with an exercise price of $0.50 per share expiring August 23, 2003; provided, however, that if the closing price of our common stock was less than $1.00 per share on August 23, 2003, we agreed to pay to AGGI Limited for each share of stock which is subject to the option, whether the option had been exercised or unexercised, an amount equal to the difference between $1.00 and such closing price of our common stock, but in no event more than $0.50 per share.

      On February 12, 2003 we entered into a Termination Agreement with Eontech R&D, Aluminum-Power Inc, AGGI Limited and Eontech Group, Inc. terminating each of such agreements, stock certificates and stock options.

      On March 12, 2003 Eontech R&D Inc. filed a Certificate of Dissolution with the State of Delaware.

      Mr. Birshtein directly controls Birshtein Holdings, Ltd., the majority owner of Eontech Group Inc. Eontech Group Inc. is the majority shareholder of Aluminum-Power Inc., the holder of a majority of the outstanding shares of our common stock. See "Directors, Executive Officers, Promoters and Control Persons" and "Security Ownership of Certain Beneficial Owners and Management." In July of 2001, Eontech Group Inc. entered into an agreement with Mr. Jerry Goodis and The DragonWyck Corporation, whereby certain consulting services were to be provided to Eontech Group Inc., and its subsidiaries and affiliates, including us and Aluminum-Power Inc. As partial consideration for such services, we granted an option to The DragonWyck Corporation to purchase up to 200,000 shares of our common stock for a period of three years at an exercise price of $0.50 per share.

      On June 1, 2001, in a joint effort with Aluminum-Power Inc. we opened the R&D Center in Toronto, Ontario, Canada. Pursuant to the R&D Agreement, we agreed to reimburse Aluminum-Power Inc. for a portion of its costs relating solely to the R&D Center and to work specifically performed for and on our behalf.

      The R&D Agreement provided us with unlimited use of the R&D Center and all of it equipment and employees, for a period of five years, provided that we pay, proportionately, all costs and expenses associated with the use of the R&D Center. Under the R&D Agreement we are not obligated to pay any amount owed to Aluminum-Power Inc., with the exception of a monthly fee of 1.2% of Aluminum-Power Inc.'s fixed monthly expenses associated with the R&D Center until July 1, 2006, (plus interest at a rate of two percent (2%) per annum). As of December 31, 2003, we owed Aluminum-Power Inc. approximately $295,000. There is no penalty for pre-payment of such amount and beginning in 2004 we began to make payments against such amount.

      Since our acquisition of the aluminum-air fuel cell for use in portable consumer electronic devices, we pursued research and development with the goal of commercial exploitation of such technology. Aluminum-Power Inc. advised us on March 31, 2003 that it had spent in excess of $3,000,000 on research and development related to our aluminum-air fuel cell technology. Aluminum Power Inc. further advised that although it had aggressively pursued licensing opportunities and sought joint venture partners, private financing and investment capital in an effort to support its on-going research and development efforts, it had been unable to secure additional funding for the continuation of such efforts, other than shareholder loans which provided the funds noted above.

      Further, Aluminum-Power indicated that it found the development time line and cost for research and development to be significantly in excess of what it had originally anticipated. In fact, Aluminum-Power Inc. cited a report by the Department of Energy dated February 2003 and submitted to Congress on February 28, 2003, entitled "Fuel Cell Report to
Congress: Fuel Cell Future Not Certain" that concluded that there are significant heretofore unforeseen barriers to the development of various fuel cell technologies, most specifically the onerous cost of development and commercialization. This report concurred with Aluminum-Power Inc.'s independent conclusions. In addition, Aluminum-Power Inc. advised us that the U.S governments' support of hydrogen based fuel cells, almost to the exclusion of all others, had a significant adverse effect on its efforts to secure joint ventures, development partners and licensing opportunities.

      Aluminum-Power Inc. determined therefore, that it was suspending any further research and development efforts in connection with the aluminum-air fuel cell under the R&D Agreement advising that it did not believe that it would be prudent for either it or us to expend any additional research and development funds on the technology until it could evaluate the prospects and feasibility of further development and marketing opportunities.

      Accordingly, our research and developments efforts were suspended in the second quarter of 2003 and will remain so until such time, if any, that Aluminum-Power Inc. resumes its research and development efforts on our behalf, or we are able to obtain financing to proceed with such efforts on our own.

      Although research and development efforts have been suspended, we continue to believe that there may be potential viability for our technology, however, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts at this time are not justified.

      On February 1, 2001, we entered into a Consulting Agreement with Donald W. Kirk, who was engaged as our Chief Scientific Advisor for a two year term. According to the terms of his Consulting Agreement, Mr. Kirk received $2,750 per month and was granted an option to purchase up to 250,000 shares of our common stock pursuant to the 2001 Omnibus Plan, as amended, with an exercise price of $0.50 per share and an expiration date of August 15, 2006. On May 31, 2002 such Consulting Agreement was amended terminating the monthly payments due thereunder and providing for payment of services as rendered. No services were subsequently rendered that required any payment by us. The Consulting Agreement expired on January 31, 2003 and was not renewed. Mr. Kirk did not exercise his option within the required period of time subsequent to his employment termination. Accordingly, such option expired and was cancelled by us.

      On February 1, 2001, we entered into a Consulting Agreement with Vijay Sharma, who was engaged as our R&D Center Coordinator for a two year term. Mr. Sharma was subsequently appointed as a member of our Board of Directors on February 16, 2001, was elected to the Board in August 2001 and served continuously until his resignation on January 15, 2003. Pursuant to his Consulting Agreement, Mr. Sharma received $5,000 per month for his services as R&D Center Coordinator. Additionally, Mr. Sharma was granted an option to purchase up to 250,000 shares of our common stock on August 15, 2001, pursuant to the terms of the 2001 Omnibus Plan, as amended, with an exercise price of $0.50 per share and an expiration date of August 16, 2006. Mr. Sharma's Consulting Agreement expired on February 1, 2003 and it was not renewed. Mr. Sharma did not exercise his option within the required period of time subsequent to his employment termination. Accordingly, such option expired and was cancelled by us.

      On February 1, 2001, we entered into a Consulting Agreement with Rafi Ferry, who was engaged as our Marketing Director for a two year term. Pursuant to the terms of his Consulting Agreement, Mr. Ferry received a monthly consulting fee of $5,000 per month for his services. Additionally, in 2001 Mr. Ferry was granted an option to purchase up to 500,000 shares of our common stock pursuant to the 2001 Omnibus Plan, as amended. Mr. Ferry's Consulting Agreement expired February 1, 2003 and it was not renewed. Mr. Ferry did not exercise his option within the required period of time subsequent to his employment termination. Accordingly, such option expired and was cancelled by us.

      Mr. Boris Birshtein effectively controls Eontech Group Inc., the majority shareholder of Aluminum-Power Inc. On January 11, 2001, Mr. Birshtein, in his capacity as the beneficial owner of the majority of the outstanding shares of our common stock, provided his irrevocable written consent approving our acquisition and licensing of certain aluminum-air fuel cell technology from Aluminum-Power Inc., in consideration of our issuance of 88,000,000 shares of our common stock and our transfer of certain of our operating assets located in the Republic of Moldova to Aluminum-Power Inc. Additionally, in January 2001, our Board of Directors (with Mr. Birshtein abstaining as a result of his interest in the transaction with Aluminum-Power Inc.) approved such actions, including the transaction with Aluminum-Power Inc. See "Description of Business."

      Upon the consummation of the Technology Acquisition Agreement with Aluminum-Power Inc., Mr. Birshtein effectively became the beneficial owner of 96,795,000 shares of our common stock, or approximately 95.7% of our outstanding shares of common stock. See "Security Ownership of Certain Beneficial Owners and Management". As of December 31, 2003 Mr. Birshtein is the beneficial owner of 93,747,000 shares of our common stock, or approximately 88% of our issued and outstanding shares of common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The exhibits listed below are filed as part of this Annual Report.

         Exhibit No.                         Document
         -----------                         --------

            3(i) Articles of Incorporation (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144).

            3(ii) By-laws (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144).

            4 January 24, 2001 Definitive Information Statement filed with the Securities and Exchange Commission (incorporated by reference).

            4(i) July 19, 2001 Information Statement filed with the Securities and Exchange Commission (incorporated by reference).

            10(i) January 11, 2001 Technology Acquisition Agreement between Trimol Group, Inc. and Aluminum-Power Inc. (incorporated by reference to the Definitive Information Statement filed with the Securities and Exchange Commission).

            10(ii) January 11, 2001 License Agreement between Trimol Group, Inc. and Aluminum-Power Inc. (incorporated by reference to the Definitive Information Statement filed with the Securities and Exchange Commission).

            10(iii) August 28, 2001 Agreement between Trimol Group, Inc., Eontech R&D, Inc., Aluminum-Power Inc., AGGI Limited, LLC and Eontech Group Inc. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001).

            10(iv) July 6, 2001 Letter Agreement (and Rider) between Eontech Group Inc., Jerry Goodis and The DragonWyck Corp. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001).

            10(v) July 1, 2001 Research & Development Agreement between Aluminum-Power Inc. and Trimol Group, Inc. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31,
                        2001).

            10(vi) February 1, 2001 Consulting Agreement between Donald W. Kirk and Trimol Group, Inc.(incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001).

            10(vii) February 1, 2001 Consulting Agreement between Vijay Sharma and Trimol Group, Inc. (incorporated by reference to Form10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001).

            10(viii) February 1, 2001 Consulting Agreement between Rafi Ferry and Trimol Group, Inc. (incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001).

            21          Subsidiaries of the Registrant.

            23          Consent of Paritz & Company, P.A.

            31.1        Chief Executive Officer Certification.

            31.2        Chief Financial Officer Certification.

            32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) There were no Reports on Form 8-K filed during the fiscal year ended December 31, 2003. However, there was one Report on Form 8-K filed on January 26, 2004 subsequent to the period covered by this Report and incorporated herein by reference thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2004.

TRIMOL GROUP, INC.

By:   /s/ Yuri Benenson
   -------------------------------------------
Name:  Yuri Benenson
Title: Chief Executive Officer and Director


By:   /s/ Jack Braverman
   -------------------------------------------
Name:  Jack Braverman
Title: Chief Financial Officer and Director

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Boris Birshtein                            Date: April 14, 2004
   -------------------------------------------
Name:  Boris Birshtein
Title: Chairman of the Board and Director


By:   /s/ Yuri Benenson                              Date:  April 14, 2004
   -------------------------------------------
Name    Yuri Benenson
Titles: Chief Executive Officer and Director


By:   /s/ Jack Braverman                             Date: April 14, 2004
   -------------------------------------------
Name:  Jack Braverman
Title: Chief Financial Officer and Director


By:   /s/ Walter Perchal                             Date: April 14, 2004
   -------------------------------------------
Name:  Walter Perchal
Title: Director