Form 10QSB
period 2004-03-31
TRIMOL GROUP INC
filed 2004-05-13
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE PERIOD FROM ___________ TO _____________.

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

As of March 31, 2004, there were 100,472,328 issued and outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. |_| Yes |X| No

                               TRIMOL GROUP, INC.

                          FORM 10-QSB QUARTERLY REPORT
                       For the period ended March 31, 2004

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS ..........................................    3

        INDEPENDENT ACCOUNTANTS' REVIEW REPORT ........................    4

        CONSOLIDATED BALANCE SHEET ....................................    5

        CONSOLIDATED STATEMENT OF OPERATIONS ..........................    6

        CONSOLIDATED STATEMENT OF CASH FLOWS ..........................    7

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ................    8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATION ..........................................   11

ITEM 3. CONTROLS AND PROCEDURES .......................................   14

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .............................................   15

ITEM 2. CHANGES IN SECURITIES .........................................   15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ...............................   15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   15

ITEM 5. OTHER INFORMATION .............................................   15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................   16

SIGNATURES ............................................................   17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  TRIMOL GROUP, INC.

                  CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF MARCH 31, 2004

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of March 31, 2004 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

                                            PARITZ & COMPANY, P.A.
                                            Hackensack, New Jersey

                                            Date: May 5, 2004

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------------

                                                   March 31, 2004     December 31, 2003
                                                     (Unaudited)         (Audited)
------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash                                                 $    33,000         $    20,000
Accounts receivable                                      406,000             380,000
Prepaid expenses                                          15,000              32,000
                                                     -----------         -----------
      TOTAL CURRENT ASSETS                               454,000             432,000

Property and equipment, net                              226,000             151,000
                                                     -----------         -----------

TOTAL ASSETS                                         $   680,000         $   583,000
                                                     ===========         ===========

LIABILITIES

Current liabilities:
Trade accounts payable                               $   132,000         $   113,000
Accrued expenses                                         278,000             198,000
Current portion of payables to related parties           760,000             737,000
                                                     -----------         -----------

     TOTAL  CURRENT LIABILITIES                        1,170,000           1,048,000
                                                     -----------         -----------

PAYABLES TO RELATED PARTIES                              151,000             295,000

SHAREHOLDERS' DEFICIENCY                                (641,000)           (760,000)
                                                     -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY       $   680,000         $   583,000
                                                     ===========         ===========
------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                       2004            2003
--------------------------------------------------------------------------------

REVENUES                                           $  1,092,000     $    923,000
                                                   ------------     ------------

OPERATING EXPENSES
Cost of revenues                                        332,000          276,000
Marketing and promotion                                 295,000          209,000
Research and development                                     --           10,000
Other operating expenses                                346,000          345,000
                                                   ------------     ------------

TOTAL OPERATING EXPENSES                                973,000          840,000
                                                   ------------     ------------

NET INCOME                                         $    119,000     $     83,000
                                                   ============     ============

Net income per share (basic and diluted)                   .001             .001
                                                   ============     ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                  100,472,000      101,139,000
                                                   ============     ============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                   Three Months Ended March 31,
                                                        2004          2003
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                           $ 119,000      $ 83,000

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Depreciation of property and equipment                   9,000         5,000
Stock based compensation                                    --        19,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                    (26,000)      (25,000)
Prepaid expenses                                        17,000            --
Accounts payable                                        19,000        (6,000)
Accrued expenses                                        80,000       (28,000)
                                                     ---------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES              218,000        48,000
                                                     =========      ========

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                  (84,000)           --
                                                     ---------      --------

NET CASH USED IN INVESTING ACTIVITIES                  (84,000)           --
                                                     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net repayments to related parties                     (121,000)      (51,000)
                                                     ---------      --------

NET CASH USED IN FINANCING ACTIVITIES                 (121,000)      (51,000)
                                                     =========      ========

INCREASE (DECREASE) IN CASH                             13,000        (3,000)

CASH - BEGINNING OF PERIOD                              20,000        49,000
                                                     ---------      --------

CASH - END OF PERIOD                                 $  33,000      $ 46,000
                                                     =========      ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 included herein have been prepared on the same basis as those of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft"), a non-resident Irish company which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents such as passports, driver's licenses and ID cards pursuant to an agreement for such proprietary technology which expires in approximately two years. As of the second quarter 2004, Intercomsoft is the Company's only operating entity.

The Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable aluminum-air fuel cell solely for use with consumer portable electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. Substantially all of the research and development costs related to this technology are allocated from the majority shareholder of the Company (see Note 4). All research and development efforts were suspended in the second quarter 2003.

NOTE 3 - RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft's only customer is the Government of the Republic of Moldova's Ministry of Economics. Moldova is a former Republic of the Soviet Union and the political and economic situation of such Republic has historically been unstable. Should the Government of the Republic of Moldova default under the agreement referred to in Note 2 or discontinue the use of Intercomsoft's services under such agreement, the Company would likely have limited recourse. If for any reason (or for no reason) the agreement was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft. The agreement expires in approximately two years.

(b) Through a joint venture with Aluminum-Power, Inc. ("API"), the Company's majority shareholder, the Company pursued research and development of its aluminum-air fuel cell technology for two years. Such research and development was suspended in the second quarter of 2003 until such time, if any, as the Company is able to obtain financing to proceed with such efforts as additional capital will be required in order to further develop this technology before it can be commercially exploited. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company may not be able to further develop the technology. Such inability to obtain additional financing when needed will have a negative impact on the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and the holders of such securities may have rights, preferences and privileges senior to those of the holders of shares of the Company's common stock.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

At March 31, 2004, amounts payable to related parties consist of the following:

      Accrued compensation due to the Chairman. (1)               $760,000
      Due to API. (2)                                              151,000
                                                                  --------
                                                                   911,000

      Less current portion                                         760,000
                                                                  --------

                                                                  $151,000
                                                                  ========

(1) Of this amount $85,000 is due on demand, $260,000 is due June 1, 2004 and $415,000 is due April 1, 2005 (or earlier upon the occurrence of certain agreed upon specific events).

(2)   This amount bears interest at 2% per annum and is due July 1, 2006.

Research and development expenses allocated from API for the three months ended March 31, 2004 and 2003, were approximately $0 and $10,000.

NOTE 5 - COMMITMENTS AND GENERAL COMMENTS

Intercomsoft is party to a Supply Agreement with the Government of Moldova pursuant to which it purchases from a third party supplier equipment, software and consumables utilized by it for the production of computerized documents under the agreement. As part of this Supply Agreement, Intercomsoft is provided with guidance and support required for the installation and operation of such equipment, as well as the materials required for its maintenance. In addition to payment for the equipment, software and consumables purchased under such agreement, Intercomsoft is obligated to pay 25% of its profits to such supplier, as more specifically provided for under the agreement.

In February 2000, the Company issued three warrants to purchase a total of 1,400,000 shares of its common stock to three officers, one of such warrants entitling the holder to purchase up to 400,000 shares was canceled on January 28, 2003. The remaining warrants may be exercised for a period expiring February 27, 2005, at an exercise price of $.50 per share and contain anti-dilution provisions.

On September 5, 2002, the Company issued 1,000,000 shares of its common stock to two of its officers for services to be rendered from September 1, 2002 to August 31, 2003 pursuant to a letter agreement entered into with each of such officers. These shares were valued at $78,000, the fair market value of the Company's common stock on the date of issuance, and amortized over the life of the agreement. These officers resigned from the Company in May 2003, therefore, the unamortized amount was expensed during the second quarter of 2003. As of December 31, 2003 666,672, of such shares were returned to the Company and were canceled.

There were no options issued or canceled during the three months ended March 31, 2004. As of March 31, 2004, the total options outstanding were 5,020,000, of which 2,470,000 were issued pursuant to the Company's 2001 Omnibus Plan, as amended.

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

THREE MONTHS ENDED MARCH 31, 2004

                                        Research and    Corporate and
                       Intercomsoft      Development    Administrative       Total
Net sales               $1,092,000      $         --      $      --       $1,092,000

Operating expenses         661,000                --        312,000          973,000
                        ----------      ------------      ---------       ----------

Net income (loss)       $  431,000      $         --      $(312,000)      $  119,000
                        ==========      ============      =========       ==========

THREE MONTHS ENDED MARCH 31, 2003

                                       Research and     Corporate and
                       Intercomsoft     Development     Administrative       Total
Net sales               $  923,000      $         --      $      --       $  923,000

Operating expenses         519,000            10,000        311,000          840,000
                        ----------      ------------      ---------       ----------

Net income              $  404,000      $     10,000      $ 311,000       $   83,000
                        ==========      ============      =========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

      Intercomsoft utilizes a technology, the rights to which it acquired from Supercom, Ltd., an Israeli corporation, pursuant to a Sales Agreement dated August 25, 1995, as amended, with an initial term of ten (10) years with an automatic ten (10) year extension, unless either party submits a written notification of termination prior to the expiration of the initial ten (10) year term.

      Although it is interested in other opportunities, Intercomsoft's only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten (10) year agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of this agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by it for the production of all national passports, drivers' licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova. If and to the extent that other such opportunities are presented to us in the future, we will be required to obtain substantial capital in order to pursue any such opportunities. There can be no assurances that such capital, if and when needed, will be available to us.

      We currently derive all of our revenues and income pursuant to Intercomsoft's agreement with the Government of the Republic of Moldova. The Republic of Moldova has historically been unstable and we would have limited recourse should the Government default under the agreement or discontinue use of Intercomsoft's services provided for under the agreement. If for any reason (or for no reason) such agreement was terminated, the terms were materially amended, or business reduced, such event would have a material adverse effect on us. Currently, the Government has the right to terminate the agreement in approximately two years.

      In addition, in the first quarter of 2001, we acquired certain rights from Aluminum-Power, Inc. ("Aluminum-Power"), our majority shareholder, to an aluminum-air fuel cell technology for use in portable consumer electronic products and devices such as cellular telephones and laptop computers. Since the acquisition of such rights and through the second quarter of 2003, we funded research, development and marketing efforts for such technology as well as patent prosecution. In the second quarter of 2003, after the expenditure of in excess of $1,000,000 on research and development, we suspended such efforts as management concluded that, due to the enormous costs involved in this effort, continued research and development was not justified at this time.

RESULTS OF OPERATIONS

General

      During the three month period ended March 31 2004, our operations consisted solely of the activities of Intercomsoft.

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

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

      During the three months ended March 31, 2004, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $1,092,000 as compared to $923,000 for the same period in 2003, an increase of approximately 18%.

      During the three months ended March 31, 2004, Intercomsoft's costs associated with generating these revenues were $332,000, or 30% of revenues, as compared to $276,000, or 30% of revenues, for the same period in 2003. This resulted in gross profit for Intercomsoft of $760,000 for the three month period ended March 31, 2004 as compared to $647,000 for the same period in 2003, an increase of approximately 18%, which corresponds directly to the 18% increase in revenues in the three month period ended March 31, 2004 from the comparative period in 2003.

      General and administrative expenses for the three months ended March 31, 2004, were approximately $346,000, which consisted of $34,000 of Intercomsoft expenses and $312,000 of general corporate and administrative expenses. For the same period in 2003, general and administrative expenses aggregated approximately $345,000, which consisted of $34,000 of

Intercomsoft expenses and $311,000 of general corporate and administrative expenses. Certain cost cutting measures implemented by us allowed such expenses to remain the same in the comparative periods.

      Public relations, marketing and advertising expenses for the three months ended March 31, 2004 were $295,000, all of which were related to efforts to expand the use of Intercomsoft's services, compared to $209,000 in the same period in 2003, an increase of $86,000, or 41%. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

      Beginning in the first quarter of 2001, we began our research and development program in connection with the aluminum-air fuel cell technology acquired in such period, together with our majority shareholder Aluminum-Power. In the second quarter of 2003, together with Aluminum-Power, we suspended research and development efforts. There were no research and development expenses for the three month period ended March 31, 2004, as compared to $10,000 for the same period in 2003. The decrease in research and development expenses are the result of the discontinuance of research and development efforts in the 2nd quarter of 2003.

      We had net income from operations of approximately $119,000 for the three month period ended March 31, 2004, as compared to net income of approximately $83,000 for the same period in 2003 which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

      Our joint venture with Aluminum-Power to fund research and development of an aluminum-air fuel cell technology has added additional costs and expenses. As of March 31, 2004, we had expended in excess of approximately $1,000,000 toward such research and development since our acquisition of the technology in January 2001 and we owed Aluminum-Power approximately $150,905 in accrued research and development costs, payable on July 1, 2006 and bearing interest at a rate of 2% per annum. Such amount is prepayable without penalty.

      At March 31, 2004, we owed Boris Birshtein, our Chairman of the Board, $759,688 in unpaid compensation due to him pursuant to his employment agreement with us. Of this amount, $84,688 is due on demand, $260,000 is due June 1, 2004 pursuant to a promissory note and $415,000 is due April 1, 2005 (or earlier upon the occurrence of certain agreed upon specific events).

      Although we believe we have adequate capital to fund current operations for fiscal year 2004, we will need to obtain additional working capital for future periods if we are to pursue any additional research and development efforts in connection with our aluminum-air fuel cell technology or expand the services of Intercomsoft.

      Although no assurances can be made, we believe that our operating expenses will not decrease during the fiscal year ending December 31, 2004, notwithstanding the suspension of research and development efforts, due to the anticipated payment of a portion of our accrued operating expenses.

      We may seek additional funding in an effort to subsidize future research and development expenses as well as our efforts to expand the services of Intercomsoft. Such additional funding may be obtained by bank borrowings, public offerings, or private placements of equity or debt securities, loans from shareholders, or a combination of the foregoing. However, there can be no assurances that additional financing will be available or, if available, on terms that are acceptable to us

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

      This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying all forward looking statements are reasonable, any assumptions could be inaccurate, and therefore, there can be no assurance that these statements will prove to be accurate. In light of these uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us, or anyone affiliated with us, that our objectives and plans will be achieved.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      The employment agreement between us and Boris Birshtein, our Chairman of the Board of Directors, expired on December 31, 2003 and was not renewed. Pursuant to a letter agreement dated March 10, 2004 between us and Mr. Birshtein, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement. Such letter agreement provides Mr. Birshtein with, among other things, a base annual salary of $276,450.

      On January 21, 2004, we accepted the resignation of Shmuel Gurfinkel as our Chief Financial Officer and a member of our Board of Directors and appointed Jack Braverman to fill the vacancy on the Board of Directors caused by Mr. Gurfinkel's resignation and also appointed Mr. Braverman to serve as our Chief Financial Officer.

      Our by-laws provide for not less than three and not more than fifteen directors. As of March 31, 2004, our Board of Directors was comprised of Boris Birshtein, Chairman, Yuri Benenson, Jack Braverman and Walter Perchal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The exhibits listed below are filed as part of this Quarterly Report for the period ended March 31, 2004.

  Exhibit No.     Document

     31.1         Chief Executive Officer Certification pursuant to18.U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     31.2         Chief Financial Officer Certification pursuant to18.U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1         Chief Executive Officer Certification

     32.2         Chief Financial Officer Certification

     (b)          Reports on Form 8-K.

      On January 26, 2004, we filed a Current Report on Form 8-K to report that on January 21, 2004, we accepted the resignation of Shmuel Gurfinkel as our Chief Financial Officer and a member of our Board of Directors. The resignation was not the result of a disagreement between Mr. Gurfinkel and us on any matters relating to our operations, policies or practices.

      Further, we disclosed in such Current Report that on January 21, 2004, we appointed Jack Braverman to fill the vacancy on the Board of Directors caused by Mr. Gurfinkel's resignation and also appointed Mr. Braverman to serve as our Chief Financial Officer.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRIMOL GROUP, INC.


Date: May 13, 2004            By:  /s/ Yuri Benenson
                              ----------------------
                              Name:   Yuri Benenson
                              Title:  Chief Executive Officer


                              By:  /s/Jack Braverman
                              ----------------------
                              Name:   Jack Braverman
                              Title:  Chief Financial Officer