Form 10QSB
period 2004-06-30
TRIMOL GROUP INC
filed 2004-08-13
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

As of June 30, 2004, there were 100,472,328 issued and outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. |_| Yes |X| No

                               TRIMOL GROUP, INC.

                          FORM 10-QSB QUARTERLY REPORT
                       For the period ended June 30, 2004

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

         INDEPENDENT ACCOUNTANTS' REVIEW REPORT................................4

         CONSOLIDATED BALANCE SHEET............................................5

         CONSOLIDATED STATEMENT OF OPERATIONS..................................6

         CONSOLIDATED STATEMENT OF CASH FLOWS..................................7

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS........................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION......................... ........ 11

ITEM 3.  CONTROLS AND PROCEDURES..............................................15

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................16

ITEM 2.  CHANGES IN SECURITIES...................................... ........ 16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................ ........ 16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................16

ITEM 5.  OTHER INFORMATION....................................................16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................17

SIGNATURES....................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        TRIMOL GROUP, INC.

        CONSOLIDATED FINANCIAL STATEMENTS
        AS OF JUNE 30, 2004

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of June 30, 2004 and the related consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

                                            PARITZ & COMPANY, P.A.
                                            Hackensack, New Jersey

                                            Date: August 2, 2004

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------------
                                                   June 30, 2004   December 31, 2003
                                                    (Unaudited)        (Audited)
------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash                                                $    26,000       $    20,000
Accounts receivable                                     423,000           380,000
Prepaid expenses                                             --            32,000
                                                    -----------       -----------

      TOTAL CURRENT ASSETS                              449,000           432,000

Property and equipment, net                             208,000           151,000
                                                    -----------       -----------

TOTAL ASSETS                                        $   657,000       $   583,000
                                                    ===========       ===========

LIABILITIES

Current liabilities:
Trade accounts payable                              $   159,000       $   113,000
Accrued expenses                                        552,000           198,000
Current portion of payables to related parties          784,000           737,000
                                                    -----------       -----------

      TOTAL  CURRENT LIABILITIES                      1,495,000         1,048,000

PAYABLES TO RELATED PARTIES                                  --           295,000

SHAREHOLDERS' DEFICIENCY                               (838,000)         (760,000)
                                                    -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY      $   657,000       $   583,000
                                                    ===========       ===========

------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
                                                 SIX MONTHS ENDED                        THREE MONTHS ENDED
                                            June 30, 2004       June 30, 2003      June 30, 2004       June 30, 2003
--------------------------------------------------------------------------------------------------------------------
REVENUES                                    $   2,174,000       $   1,916,000      $   1,082,000       $     993,000
                                            -------------       -------------      -------------       -------------

OPERATING EXPENSES:
Cost of revenues                                  660,000             584,000            328,000             308,000
Marketing and promotion                           585,000             460,000            290,000             251,000
Research and development                               --             170,000                 --             160,000
Other operating expenses                        1,007,000             674,000            661,000             329,000
                                            -------------       -------------      -------------       -------------

TOTAL OPERATING EXPENSES                        2,252,000           1,888,000          1,279,000           1,048,000
                                            -------------       -------------      -------------       -------------

NET INCOME (LOSS)                           $     (78,000)      $      28,000      $    (197,000)      $     (55,000)
                                            =============       =============      =============       =============

Net income (loss) per share (basic and
diluted)                                           (.0007)              .0003             (.0002)             (.0005)
                                            =============       =============      =============       =============

WEIGHTED AVERGE NUMBER OF
SHARES OUTSTANDING                            100,472,328         101,139,000        100,472,328         101,139,000
                                            =============       =============      =============       =============

--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

---------------------------------------------------------------------------------------
                                                            Six Months Ended June 30,
                                                              2004               2003
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                          $ (78,000)         $  28,000

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Depreciation of property and equipment                        17,000             10,000
Stock based compensation                                          --             52,000
Abandonment of property and equipment                         10,000                 --

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                          (43,000)           (63,000)
Prepaid expenses                                              32,000                 --
Accounts payable                                              46,000              6,000
Accrued expenses                                             354,000            (61,000)
                                                           ---------          ---------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                         338,000            (28,000)
                                                           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                        (84,000)                --
                                                           ---------          ---------

NET CASH USED IN INVESTING ACTIVITIES                        (84,000)                --
                                                           ---------          ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment of loans to related parties                   (248,000)            (3,000)
                                                           ---------          ---------

NET CASH USED IN FINANCING ACTIVITIES                       (248,000)            (3,000)
                                                           ---------          ---------

INCREASE (DECREASE) IN CASH                                    6,000            (31,000)

CASH - BEGINNING OF PERIOD                                    20,000             49,000
                                                           ---------          ---------

CASH - END OF PERIOD                                       $  26,000          $  18,000
                                                           =========          =========

Supplemental disclosures of cash flow information:
Interest paid                                              $      --          $      --
                                                           =========          =========
Income taxes paid                                          $   1,000          $   1,000
                                                           =========          =========

---------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of June 30, 2004 and for the six and three month periods ended June 30, 2004 and 2003 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft"), a non-resident Irish company which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents such as passports, driver's licenses and ID cards pursuant to an agreement for such proprietary technology which expires in less than two years. As of the second quarter 2004, Intercomsoft is the Company's only operating entity.

The Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable aluminum-air fuel cell solely for use with consumer portable electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. Substantially all of the research and development costs related to this technology are allocated from the majority shareholder of the Company (see Note 3(b)). All research and development efforts were suspended in the second quarter 2003.

NOTE 3 - RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft's only customer is the Government of the Republic of Moldova's Ministry of Economics. Moldova is a former Republic of the Soviet Union and the political and economic situation of such Republic has historically been unstable. Should the Government of the Republic of Moldova default under the agreement referred to in Note 2 or discontinue the use of Intercomsoft's services under such agreement, the Company would likely have limited recourse. If for any reason (or for no reason) the agreement was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft. The agreement expires in less than two years.

(b) Through a joint venture with Aluminum-Power, Inc, ("API"), the Company's majority shareholder, the Company pursued research and development of its aluminum-air fuel cell technology for two years. Such research and development was suspended in the second quarter of 2003 until such time, if any, as the Company is able to obtain financing to proceed with such efforts as additional capital will be required in order to further develop this technology before it can be commercially exploited. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company will not be able to further develop the technology. Such inability to obtain additional financing when needed would have a negative impact on the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and the holders of such securities may have rights, preferences and privileges senior to those of the holders of shares of the Company's common stock.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

At June 30, 2004, amounts payable to related parties consist of accrued compensation due to the Company's Chairman. Of this amount $369,000 is due on demand and $415,000 is due April 1, 2005 (or earlier upon the occurrence of certain agreed upon specific events).

NOTE 5-COMMITMENTS AND GENERAL COMMENTS

Intercomsoft is party to a Supply Agreement with the government of the Republic of Moldova, pursuant to which it purchases from a third party supplier equipment, software and consumables utilized by it for the production of computerized documents under the Supply Agreement. As part of this Supply Agreement, Intercomsoft is provided with guidance and support required for the installation and operation of the equipment, as well as the materials required for its maintenance. In addition to payment for the equipment, software and consumables purchased under such Supply Agreement, Intercomsoft is obligated to pay 25% of its profits to such supplier, as more specifically provided for under the Supply Agreement.

In February 2000, the Company issued warrants to purchase 1,400,000 shares of its common stock to three officers. One of such warrants entitling the holder to purchase up to 400,000 shares was canceled on January 28, 2003. The remaining warrants may be exercised for a period expiring February 27, 2005, at an exercise price of $.50 per share and contain anti-dilution provisions.

On September 5, 2002 the Company issued 1,000,000 shares of its common stock to two of its officers for services to be rendered from September 1, 2002 to August 31, 2003 pursuant to a letter agreement entered into with each of such officers. These shares were valued at $78,000, the fair market value of the Company's common stock on the date of issuance, and amortized over the life of the agreements. These officers resigned from the Company in May 2003, therefore, the unamortized amount was expensed during the second quarter of 2003. As of December 31, 2003, 666,672 of such shares were returned and canceled.

There were no options issued or canceled during the three and six months ended June 30, 2004. As of June 30, 2004, the total options outstanding were 5,020,000, of which 2,470,000 were issued pursuant to the Company's 2001 Omnibus Plan, as amended.

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

                                                          Research and     Corporate and
                                         Intercomsoft     Development     Administrative         Total
                                         ------------     -----------     --------------         -----
SIX MONTHS ENDED JUNE 30, 2004

Net sales                                $ 2,174,000      $        --       $        --       $ 2,174,000

Operating expenses                         1,316,000               --           936,000         2,252,000
                                         -----------      -----------       -----------       -----------

Net income (loss)                        $   858,000      $        --       $  (936,000)      $   (78,000)
                                         ===========      ===========       ===========       ===========

SIX MONTHS ENDED JUNE 30, 2003

Net sales                                $ 1,916,000      $        --       $        --       $ 1,916,000

Operating expenses                         1,108,000          170,000           610,000         1,888,000
                                         -----------      -----------       -----------       -----------

Net income (loss)                        $   808,000      $  (170,000)      $  (610,000)      $    28,000
                                         ===========      ===========       ===========       ===========

THREE MONTHS ENDED JUNE 30, 2004

Net sales                                $ 1,082,000      $        --       $        --       $ 1,082,000

Operating expenses                           655,000               --           624,000         1,279,000
                                         -----------      -----------       -----------       -----------

Net income (loss)                        $   427,000      $        --       $  (624,000)      $  (197,000)
                                         ===========      ===========       ===========       ===========


THREE MONTHS ENDED JUNE 30, 2003

Net sales                                $   993,000      $        --       $        --       $   993,000

Operating expenses                           589,000          160,000           299,000         1,048,000
                                         -----------      -----------       -----------       -----------

Net income (loss)                        $   404,000      $  (160,000)      $  (299,000)      $   (55,000)
                                         ===========      ===========       ===========       ===========

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

      Although it is interested in developing other opportunities, Intercomsoft's only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten (10) year agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of this agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers' licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova. If and to the extent that other such opportunities are presented to us in the future, we will be required to obtain substantial capital in order to pursue any such opportunities. There can be no assurances that such capital, if and when needed, will be available to us.

      We currently derive all of our revenues and income pursuant to Intercomsoft's agreement with the Government of the Republic of Moldova. The Republic of Moldova has historically been unstable and we would have limited recourse should the Government default under the agreement or discontinue use of Intercomsoft's services provided for under the agreement. If for any reason (or for no reason) such agreement was terminated, the terms were materially amended, or business reduced, such event would have a material adverse effect on us. Currently, the Government has the right to terminate the agreement in less than two years.

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

RESULTS OF OPERATIONS

General

      During the three and six month periods ended June 30, 2004, our operations consisted solely of the activities of Intercomsoft.

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

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30,
2003

      During the three months ended June 30, 2004, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $1,082,000 as compared to $993,000 for the same period in 2003, an increase of approximately 9%.

      During the three months ended June 30, 2004, Intercomsoft's costs associated with generating these revenues were $328,000, or 30% of revenues, as compared to $308,000, or 31% of revenues, for the same period in 2003. This resulted in gross profit for Intercomsoft of $754,000 for the three month period ended June 30, 2004 as compared to $685,000 for the same period in 2003, an increase of approximately 10%, which corresponds to the 9% increase in revenues in the three month period ended June 30, 2004 from the comparative period in 2003.

      General and administrative expenses for the three months ended June 30, 2004, were approximately $661,000, which consisted of $36,000 of Intercomsoft expenses and $625,000 of general corporate and administrative expenses. For the same period in 2003, general and administrative expenses aggregated approximately $329,000, which consisted of $29,000 of

Intercomsoft expenses and $300,000 of general corporate and administrative expenses. Although certain cost cutting measures implemented by us resulted in a significant reduction of general corporate and administrative expenses, travel expenses in the three months ended June 30, 2004 relating to potential corporate development, generated the significant increase from the comparative period in 2003.

      Public relations, marketing and advertising expenses for the three months ended June 30, 2004 were $290,000, all of which were related to efforts to expand the use of Intercomsoft's services, compared to $251,000 in the same period in 2003, an increase of $39,000, or 15%. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

      Beginning in the first quarter of 2001, we began our research and development program in connection with the aluminum-air fuel cell technology acquired in such period, together with our majority shareholder Aluminum-Power. In the second quarter of 2003, together with Aluminum-Power, we suspended research and development efforts. There were no research and development expenses for the three month period ended June 30, 2004, as compared to $160,000 for the same period in 2003. The decrease in research and development expenses are the result of the discontinuance of research and development efforts in the 2nd quarter of 2003.

      We had a net loss from operations of approximately $197,000 for the three month period ended June 30, 2004, as compared to a net loss of approximately $55,000 for the same period in 2003, which resulted from all of the reasons set forth above.

      Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

      During the six months ended June 30, 2004, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $2,174,000 as compared to $1,916,000 for the same period in 2003, an increase of approximately 13%.

      During the six months ended June 30, 2004, Intercomsoft's costs associated with generating these revenues were $660,000, or 30% of revenues, as compared to $584,000, or 30% of revenues, for the same period in 2003. This resulted in gross profit for Intercomsoft of $1,514,000 for the six month period ended June 30, 2004 as compared to $1,332,000 for the same period in 2003, an increase of approximately 13%, which amount corresponds directly to the 13% increase in revenues in the six month period ended June 30, 2004 from the comparative period in 2003.

      General and administrative expenses for the six months ended June 30, 2004, were approximately $1,007,000, which consisted of $71,000 of Intercomsoft expenses and $936,000 of general corporate and administrative expenses. For the same period in 2003, general and administrative expenses aggregated approximately $674,000, which consisted of $64,000 of Intercomsoft expenses and $610,000 of general corporate and administrative expenses. Although certain cost cutting measures implemented by us resulted in a significant reduction in general and administrative expenses, travel expenses in the six month period ended June 30,

2004 relating to potential corporate development, accounted for the significant increase from the comparative period in 2003.

      Public relations, marketing and advertising expenses for the six months ended June 30, 2004 were $585,000, all of which were related to efforts to expand the use of Intercomsoft's services, compared to $460,000 in the same period in 2003, an increase of $125,000, or 27%. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

      Beginning in the first quarter of 2001, we began our research and development program in connection with the aluminum-air fuel cell technology acquired in such period, together with our majority shareholder Aluminum-Power. In the second quarter of 2003, together with Aluminum-Power, we suspended research and development efforts. There were no research and development expenses for the six month period ended June 30, 2004, as compared to $170,000 for the same period in 2003. The decrease in research and development expenses are the result of the discontinuance of research and development efforts in the 2nd quarter of 2003.

      We had a net loss from operations of approximately $78,000 for the six month period ended June 30, 2004, as compared to net income of approximately $28,000 for the same period in 2003 which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

      Our joint venture with Aluminum-Power to fund research and development of an aluminum-air fuel cell technology has added additional costs and expenses. As of June 30, 2004, we had expended in excess of approximately $1,000,000 toward such research and development since our acquisition of the technology in January 2001. During the three month period ended June 30, 2004 we paid Aluminum-Power the balance due of approximately $150,905 in accrued research and development costs.

      At June 30, 2004, we owed Boris Birshtein, our Chairman of the Board, $784,000 in unpaid compensation due to him pursuant to his employment agreement with us. Of this amount, $369,000 is due on demand, and $415,000 is due April 1, 2005 (or earlier upon the occurrence of certain agreed upon specific events).

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

      We may seek additional funding in an effort to subsidize future research and development expenses as well as our efforts to expand the services of Intercomsoft. Such additional funding may be obtained by bank borrowings, public offerings, or private placements of equity or debt securities, loans from shareholders, or a combination of the foregoing. However, there can be no assurances that additional financing will be available or, if available, that it will be available on terms that are acceptable to us

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

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

      Our By-Laws provide for not less than three and not more than fifteen directors. As of June 30, 2004, our Board of Directors was comprised of Boris Birshtein, Chairman, Yuri Benenson, Jack Braverman and Walter Perchal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The exhibits listed below are filed as part of this Quarterly Report for the period ended June 30, 2004.

Exhibit No. Document

      31.1        Chief Executive Officer Certification pursuant to 18.U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      31.2        Chief Financial Officer Certification pursuant to 18.U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.1        Chief Executive Officer Certification

      32.2        Chief Financial Officer Certification

      (b) There were no Reports on Form 8-K filed during the three month period ended June 30, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIMOL GROUP, INC.


Date: August 13, 2004                   By:  /s/ Yuri Benenson
                                            ----------------------------
                                        Name:    Yuri Benenson
                                        Title:   Chief Executive Officer


                                        By:  /s/ Jack Braverman
                                            ----------------------------
                                        Name:    Jack Braverman
                                        Title:   Chief Financial Officer