Form 10QSB
period 2004-09-30
TRIMOL GROUP INC
filed 2004-11-12
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2004.

Commission file number: 000-26971

TRIMOL GROUP, INC.
(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE
(State or other Jurisdiction of Incorporation or Organization)

13-3859706
(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor
New York, New York 10019
(Address of principal executive offices)

(212) 554-4394
(Issuer’s Telephone Number)

As of September 30, 2004, there were 100,472,328 issued and outstanding shares of the Company’s common stock.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. |_| Yes |X| No

TRIMOL GROUP, INC.

FORM 10-QSB QUARTERLY REPORT
For the period ended September 30, 2004

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2004

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of September 30, 2004 and the related consolidated statements of operations and cash flows for the nine and three month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Paritz & Company, P.A. Hackensack, New Jersey Date: November 2, 2004

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)

ASSETS

Current assets:
Cash	$27,000	$20,000
Accounts receivable	395,000	380,000
Prepaid expenses	—	32,000

TOTAL CURRENT ASSETS	422,000	432,000

Property and equipment, net	199,000	151,000

TOTAL ASSETS	$621,000	$583,000

LIABILITIES

Current liabilities:
Trade accounts payable	$121,000	$113,000
Accrued expenses	524,000	198,000
Current portion of payables to related parties	808,000	737,000

TOTAL CURRENT LIABILITIES	1,453,000	1,048,000

PAYABLES TO RELATED PARTIES	—	295,000

SHAREHOLDERS’ DEFICIENCY	(832,000)	(760,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$621,000	$583,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003

REVENUES	$3,398,000	$3,108,000	$1,224,000	$1,192,000

OPERATING EXPENSES:
Cost of revenues	1,042,000	962,000	382,000	378,000
Marketing and promotion	939,000	802,000	354,000	342,000
Research and development	—	170,000	—	—
Other operating expenses	1,489,000	1,136,000	483,000	462,000

TOTAL OPERATING EXPENSES	3,470,000	3,070,000	1,219,000	1,182,000

NET INCOME (LOSS)	$(72,000)	$38,000	$5,000	$10,000

Net income (loss) per share (basic and diluted)	(.0007)	.0004	.00005	.0001

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	101,139,000	100,472,328	101,139,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(72,000)	$38,000

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Depreciation of property and equipment	36,000	16,000
Stock based compensation	—	52,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(15,000)	(53,000)
Prepaid expenses	32,000	8,000
Accounts payable	8,000	7,000
Accrued expenses	326,000	(76,000)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	315,000	(8,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(84,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(84,000)	—

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment of loans to related parties	(224,000)	(20,000)

NET CASH USED IN FINANCING ACTIVITIES	(224,000)	(20,000)

INCREASE (DECREASE) IN CASH	7,000	(28,000)

CASH - BEGINNING OF PERIOD	20,000	49,000

CASH - END OF PERIOD	$27,000	$21,000

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$1,000	$1,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of September 30, 2004 and for the nine and three month periods ended September 30, 2004 and 2003 included herein have been prepared on the same basis as those of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation of such financial statements have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”), a non-resident Irish company which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents such as passports, driver’s licenses and ID cards pursuant to an agreement for such proprietary technology which expires in less than two years. As of the end of the third quarter of 2004, Intercomsoft is the Company’s only operating entity.

The Company has an exclusive worldwide license to make, use and sell a mechanically rechargeable aluminum-air fuel cell solely for use with consumer portable electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. All research and development efforts relating to such technology were suspended in the second quarter of 2003.

NOTE 3-RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft’s only customer is the Government of the Republic of Moldova’s Ministry of Economics. Moldova is a former Republic of the Soviet Union and the political and economic situation of such Republic has historically been unstable. Should the Government of the Republic of Moldova default under the Contract referred to in Note 5 or discontinue the use of Intercomsoft’s services under such Contract, the Company would likely have limited recourse. If for any reason (or for no reason) the Contract was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft. The Contract expires in less than two years.

(b) Through a joint venture with Aluminum-Power, Inc. (“API”), the Company’s majority shareholder, the Company pursued research and development of its aluminum-air fuel cell technology for two years. Such research and development was suspended in the second quarter of 2003 until such time, if any, as the Company is able to obtain financing to proceed with such efforts as additional capital will be required in order to further develop this technology before it can be commercially exploited. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company will not be able to further develop the technology. Such inability to obtain additional financing when needed will have a negative impact on the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and the holders of such securities may have rights, preferences and privileges senior to those of the holders of shares of the Company’s common stock.

          Although the United States Patent and Trademark Office has issued several patents on the technology, there can be no assurances that any additional patents will issue or to what extent, if any, such patents will provide protection from competitors or others and there can be no assurances that such technology will be marketable and/or profitable.

          The Company continues to believe that there may be potential viability for its aluminum-air fuel cell technology however management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts are not justified at this time.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

At September 30, 2004, amounts payable to related parties consist of accrued compensation due to the Company’s Chairman of the Board. Of this amount $393,000 is due on demand and $415,000 is due on April 1, 2005 (or earlier upon the occurrence of certain agreed upon specific events).

NOTE 5-COMMITMENTS AND GENERAL COMMENTS

Intercomsoft is party to a Contract with the Government of the Republic of Moldova, pursuant to which it purchases from a third party supplier equipment, software and consumables utilized by it for the production of computerized documents under the Contract. As part of this Contract, Intercomsoft is provided with guidance and support required for the installation and operation of the equipment, as well as the materials required for its maintenance. In addition to payment for the equipment, software and consumables purchased under such Contract, Intercomsoft is obligated to pay 25% of its profits to such supplier, as more specifically provided for under the Contract.

In February 2000, the Company issued warrants to purchase 1,400,000 shares of its common stock to three officers. One of such warrants entitling the holder to purchase up to 400,000 shares was canceled on January 28, 2003. The remaining warrants may be exercised for a period expiring February 27, 2005, at an exercise price of $.50 per share and contain anti-dilution provisions.

On September 5, 2002 the Company issued 1,000,000 shares of its common stock to two of its officers for services to be rendered from September 1, 2002 to August 31, 2003 pursuant to a letter agreement entered into with each of such officers. These shares were valued at $78,000, the fair market value of the Company’s common stock on the date of issuance, and amortized over the life of the agreements. These officers resigned from the Company in May 2003, therefore, the unamortized amount was expensed during the second quarter of 2003. As of December 31, 2003, 666,672 of such shares were returned and canceled.

During the three month period ended September 30, 2004, the Company cancelled 200,000 options to purchase its common stock. There were no options issued during the three and nine months ended September 30, 2004. As of September 30, 2004, the total options outstanding were 4,820,000, of which 2,470,000 were issued pursuant to the Company’s 2001 Omnibus Plan, as amended.

NOTE 6 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces secure essential government identification documents, research and development of an aluminum-air fuel cell technology acquired from a related party, and general and administrative expenses incurred for corporate purposes.

	Intercomsoft	Research and Development	Corporate and Administrative	Total

NINE MONTHS ENDED SEPTEMBER 30, 2004
Net sales	$3,398,000	$—	$—	$3,398,000
Operating expenses	2,090,000	—	1,380,000	3,470,000

Net income (loss)	$1,308,000	$—	$(1,380,000)	$(72,000)

NINE MONTHS ENDED SEPTEMBER 30, 2003
Net sales	$3,108,000	$—	$—	$3,108,000
Operating expenses	1,856,000	170,000	1,044,000	3,070,000

Net income (loss)	$1,252,000	$(170,000)	$(1,044,000)	$38,000

THREE MONTHS ENDED SEPTEMBER 30, 2004
Net sales	$1,224,000	$—	$—	$1,224,000
Operating expenses	774,000	—	445,000	1,219,000

Net income (loss)	$450,000	$—	$(445,000)	$5,000

THREE MONTHS ENDED SEPTEMBER 30, 2003
Net sales	$1,192,000	$—	$—	$1,192,000
Operating expenses	748,000	—	434,000	1,182,000

Net income (loss)	$444,000	$—	$(434,000)	$10,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

PLAN OF OPERATION

General

          We operate Intercomsoft, Ltd. (“Intercomsoft”), a wholly owned subsidiary acquired by us in the second quarter of 1998. Intercomsoft is a technology-intensive company engaged in the operation of a computerized photo identification and database management system utilized in the production of a variety of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification. Other potential applications of the technology include police and military use, access control, high security identification and government and corporate identification products, among many others. In addition, the technology has potential applications for national population database management, border control and vehicle tracking, immigration management and smart card applications for both business and government such as retirement benefit plans and health, welfare, insurance and social security programs.

          Intercomsoft utilizes a technology, the rights to which it acquired from Supercom, Ltd., an Israeli corporation, pursuant to a Sales Agreement dated August 25, 1995, as amended, with an initial term of ten (10) years and an automatic ten (10) year extension, unless either party submits a written notification of termination prior to the expiration of the initial ten (10) year term.

          Although it is interested in developing other opportunities, Intercomsoft’s only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten (10) year agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of this agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova. If and to the extent that other such opportunities are presented to us in the future, we will be required to obtain substantial capital in order to pursue any such opportunities. There can be no assurances that such capital, if and when needed, will be available to us.

          We currently derive all of our revenues and income pursuant to Intercomsoft’s agreement with the Government of the Republic of Moldova. The Republic of Moldova has historically been unstable and we would have limited recourse should the Government default under the agreement or discontinue use of Intercomsoft’s services provided for under the agreement. If for any reason (or for no reason) such agreement was terminated, the terms were materially amended, or business reduced, such event would have a material adverse effect on us. Currently, the Government has the right to terminate the agreement in less than two years.

          In addition, in the first quarter of 2001, we acquired certain rights from Aluminum-Power, Inc. (“Aluminum-Power”), our majority shareholder, to an aluminum-air fuel cell technology for use in portable consumer electronic products and devices such as cellular telephones and laptop computers. Since the acquisition of such rights and through the second quarter of 2003, we funded research, development and marketing efforts for such technology as well as patent prosecution. In the second quarter of 2003, after the expenditure of in excess of $1,000,000 on research and development, we suspended such efforts as management concluded that, due to the enormous costs involved in this effort, continued research and development was not justified at this time.

RESULTS OF OPERATIONS

General

          During the three and nine month periods ended September 30, 2004, our operations consisted solely of the activities of Intercomsoft.

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

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

          During the three months ended September 30, 2004, we had revenues resulting solely from Intercomsoft’s production of government documents in the Republic of Moldova of approximately $1,224,000 as compared to $1,192,000 for the same period in 2003, an increase of approximately 3%.

          During the three months ended September 30, 2004, Intercomsoft’s costs associated with generating these revenues were $382,000 or 31% of revenues, as compared to $378,000, or 32% of revenues, for the same period in 2003. This resulted in gross profit for Intercomsoft of approximately $842,000 for the three month period ended September 30, 2004 as compared to $814,000 for the same period in 2003, an increase of approximately 3%, which directly corresponds to the 3% increase in revenues in the three month period ended September 30, 2004 from the comparative period in 2003.

          General and administrative expenses for the three months ended September 30, 2004, were approximately $483,000, which consisted of $38,000 of Intercomsoft expenses and $445,000 of general corporate and administrative expenses. For the same period in 2003, general and administrative expenses aggregated approximately $462,000, which consisted of $30,000 of Intercomsoft expenses and $432,000 of general corporate and administrative expenses.

          Public relations, marketing and advertising expenses for the three months ended September 30, 2004 were $354,000, compared to $342,000 in the same period in 2003, an increase of $12,000, or 3%. All of such expenses were related to efforts to expand the use of Intercomsoft’s services. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

          We had net profit from operations of approximately $5,000 for the three month period ended September 30, 2004, as compared to a net profit of approximately $10,000 for the same period in 2003, which resulted from all of the reasons set forth above.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

          During the nine months ended September 30, 2004, we had revenues resulting solely from Intercomsoft’s production of government documents in the Republic of Moldova of approximately $3,398,000 as compared to $3,108,000 for the same period in 2003, an increase of approximately 9%.

          During the nine months ended September 30, 2004, Intercomsoft’s costs associated with generating these revenues were $1,042,000, or 31% of revenues, as compared to $962,000, or 31% of revenues, for the same period in 2003. This resulted in gross profit for Intercomsoft of $2,356,000 for the nine month period ended September 30, 2004 as compared to $2,146,000 for the same period in 2003, an increase of approximately 10%, which amount corresponds to the 9% increase in revenues in the nine month period ended September 30, 2004 for the comparative period in 2003.

          General and administrative expenses for the nine months ended September 30, 2004, were approximately $1,489,000, which consisted of $109,000 of Intercomsoft expenses and $1,380,000 of general corporate and administrative expenses. For the same period in 2003, general and administrative expenses aggregated approximately $1,136,000, which consisted of $93,000 of Intercomsoft expenses and $1,043,000 of general corporate and administrative expenses. Although certain cost cutting measures implemented by us resulted in a significant reduction in general and administrative expenses, travel expenses in the nine month period ended September 30, 2004 relating to potential corporate development opportunities for Intercomsoft, accounted for the increase from the comparative period in 2003.

          Public relations, marketing and advertising expenses for the nine months ended September 30, 2004 were $939,000 compared to $802,000 in the same period in 2003, an increase of $137,000, or 17%. All of such expenses were related to efforts to expand the use of Intercomsoft’s services. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

          Beginning in the first quarter of 2001, we began our research and development program in connection with the aluminum-air fuel cell technology acquired by us in such period, together with our majority shareholder Aluminum-Power. In the second quarter of 2003, together with Aluminum-Power, we suspended such research and development efforts. There were no research and development expenses for the nine month period ended September 30, 2004, as compared to $170,000 for the same period in 2003. The lack of research and development expenses in 2004 resulted from the discontinuance of our research and development efforts in the 2nd quarter of 2003.

          We had a net loss from operations of approximately $72,000 for the nine month period ended September 30, 2004, as compared to net income of approximately $38,000 for the same period in 2003 which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

          At September 30, 2004, we owed Boris Birshtein, our Chairman of the Board, $808,000 in unpaid compensation due to him pursuant to his employment agreement with us. Of this amount, $393,000 is due on demand, and $415,000 is due on April 1, 2005 (or earlier upon the occurrence of certain agreed upon specific events).

          Although we believe we have adequate capital to fund our current operations for fiscal year 2004, we will need to obtain additional working capital for future periods if we are to pursue any additional research and development efforts in connection with our aluminum-air fuel cell technology or expand the services of Intercomsoft.

          We believe that our operating expenses will not decrease during the fiscal year ending December 31, 2004, notwithstanding the suspension of research and development efforts relating to our aluminum-air fuel cell technology, due to the anticipated payment of a portion of our accrued operating expenses.

          We may seek additional funding in an effort to subsidize such future research and development expenses as well as to fund our efforts to expand the services of Intercomsoft. Such additional funding may be obtained by bank borrowings, public offerings, or private placements of our equity or debt securities, loans from shareholders, or a combination of the foregoing. However, there can be no assurances that additional financing will be available or, if available, that it will be available on terms that are acceptable to us

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None.

ITEM 2. CHANGES IN SECURITIES

          During the three month period ended September 30, 2004, we cancelled 200,000 options to purchase our common stock. There were no options issued during the three and nine month period ended September 30, 2004. As of September 30, 2004, the total options outstanding were 4,820,000, of which 2,470,000 were issued pursuant to our 2001 Omnibus Plan, as amended.

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

          On January 21, 2004, we accepted the resignation of Shmuel Gurfinkel as our Chief Financial Officer and a member of our Board of Directors and appointed Jack Braverman to fill the vacancy on the Board of Directors caused by Mr. Gurfinkel’s resignation and also appointed Mr. Braverman to serve as our Chief Financial Officer.

          Our By-Laws provide for not less than three and not more than fifteen directors. As of September 30, 2004, our Board of Directors was comprised of Boris Birshtein, Chairman, Yuri Benenson, Jack Braverman and Walter Perchal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2004.

Exhibit No.	Document

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to18.U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to18.U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) There were no Reports on Form 8-K filed during the three month period ended September 30, 2004.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: November 12, 2004	By: /s/ Yuri Benenson —————————— Name: Yuri Benenson Title: Chief Executive Officer

By: /s/ Jack Braverman —————————— Name: Jack Braverman Title: Chief Financial Officer