Form 10KSB
period 2004-12-31
TRIMOL GROUP INC
filed 2005-04-15
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number:  000-26971

TRIMOL GROUP, INC. (Name of small business issuer in its charter)

DELAWARE (State of Incorporation)	13-3859706 (IRS Employer ID No.)

1285 Avenue of the Americas, 35th Floor New York, New York, 10019 (Address of principal offices)

Registrant’s Telephone Number: (212) 554-4394 Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Title of Each Class	Name of each Exchange on which listed

Common Stock, par value $0.01 per share	OTC Bulletin Board

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§ 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for fiscal year ended December 31, 2004 were $4,858,000.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $163,253 as of March 31, 2005.

The number of shares outstanding of the Registrant’s common stock, as of March 31, 2005 was 100,472,328.

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.   YES ☐    NO ☒

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☒

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

Business Development

                We were incorporated on May 6, 1953 under the laws of the State of Delaware. Since 1998 we have operated our wholly-owned subsidiary, Intercomsoft Limited, a non-resident Irish company. Intercomsoft Limited is a technology intensive company that produces secure essential government identification documents such as passports, drivers’ licenses, car licenses and identification cards.

                In addition, we have an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology for use with portable consumer electronic devices which we acquired in January 2001. However, at this time we are not pursuing the development of such technology.

Intercomsoft Limited

                Intercomsoft Limited is a provider of proprietary technology and consumables used to produce secure essential government identification documents. Currently, and since 1996, Intercomsoft only provides such technology and consumables to the Government of the Republic of Moldova (“Moldova”), although it continues to be interested in exploring other opportunities throughout the European marketplace and elsewhere.

                The system utilizing this technology is leased from Supercom, Ltd. (“Supercom”), an Israeli corporation, pursuant to a Sales Agreement dated August 25, 1995, as amended, with a term of ten (10) years. All of the equipment, consumables, software and technology required to operate, maintain, and repair the system are supplied by Supercom pursuant to the Sales Agreement. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, Supercom agreed to continue to supply Moldova with such equipment, consumables, software and technology during the remaining term of the Supply Agreement, upon the request of Moldova pursuant to the requirements of the Supply Agreement, as hereinafter defined.

                The system utilized by Intercomsoft consists principally of a secured proprietary technology that allows high-speed laser printing on plastic and which can print up to 450 high quality cards an hour. The heart of the system is “ID-SOFT,” identification generator application software, which allows the system to integrate with and adapt into any given project including, but not limited to, fingerprints, palm geometry, and signatures. Additional potential applications of the technology include police and military use, access control, high security identification, government identification, and company identification products.

                An important aspect of the Intercomsoft system is that it can be readily connected to an existing computer mainframe or central database (such as a national population registry) to capture millions of records and images of data. These records and images are then stored and can be printed at a high rate of speed to accommodate the needs and demands of the customer.

                In April 1996, Intercomsoft was awarded a ten-year contract by the Ministry of Economics, Republic of Moldova (the “Supply Agreement”) to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, and materials necessary to produce all national passports, drivers’ licenses, vehicle permits, identification cards and other national documents in Moldova.

                Intercomsoft believes it currently has no competition for its products in Moldova.

                Although it is currently interested in exploring other opportunities, Intercomsoft presently derives all of its revenues and income pursuant to the Supply Agreement with the Republic of Moldova’s Ministry of Economics. Therefore, the Government of Moldova is the only existing customer of Intercomsoft. If the Government of Moldova defaults on the Supply Agreement, or if the agreement is terminated or the terms materially amended, such changes would have a material adverse impact on Intercomsoft and us. Further, as the revenue generated by Intercomsoft is our only current revenue, any material adverse impact on Intercomsoft would have a material adverse impact on us.

Aluminum-Air Fuel Cell Technology

                We have an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to a certain technology relating to aluminum-air fuel cells and the design and know how to a converter designed and developed by Aluminum-Power, Inc, a majority shareholder. Scientists at Aluminum-Power Inc., our majority shareholder, originally developed our aluminum-air fuel cell technology over a six-year period.

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

                From the acquisition of such technology in January 2001 through the second quarter of 2003 we engaged in research, development and marketing efforts in connection with such technology. Further, during such period we also actively sought strategic business partners to commercialize the technology and pursued the prosecution of our patent applications resulting in the issuance by the United States Patent and Trademark Office of two patents on our aluminum-air fuel cell technology.

                We are not currently actively pursuing development of such technology.

Our Employees

                We currently do not have any full time employees. However, in addition to individuals who work in various capacities for, or on behalf of our subsidiary, Intercomsoft Limited, we do have a number of individuals and entities that provide services to us on a consulting or advisory basis. See “Certain Relationships and Related Transactions.”

ITEM 2.            DESCRIPTION OF PROPERTY

                During the period covered by this Annual Report, we maintained our office at 1285 Avenue of the Americas, 35th Floor, New York, New York 10019, on a month-to-month tenancy.

ITEM 3.            LEGAL PROCEEDINGS

                During the fiscal year ended December 31, 2004, neither us nor our subsidiary were a party to, or otherwise involved, in any material legal proceedings.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The Nasdaq Stock Market, Inc. under the trading symbol TMOL. The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, Nasdaq Trading and Market Services. Such quotations reflect inter-dealer prices, without real mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. We had 404 stockholders of record of our common stock as of December 31, 2004.

Fiscal 2004	High	Low

Fourth Quarter	$0.02	$0.01
Third Quarter	$0.03	$0.01
Second Quarter	$0.04	$0.02
First Quarter	$0.05	$0.02

Fiscal 2003

Fourth Quarter	$0.05	$0.02
Third Quarter	$0.16	$0.02
Second Quarter	$0.15	$0.02
First Quarter	$0.25	$0.07

Fiscal 2002

Fourth Quarter	$0.37	$0.14
Third Quarter	$0.60	$0.08
Second Quarter	$0.33	$0.13
First Quarter	$0.16	$0.06

Fiscal 2001

Fourth Quarter	$0.65	$0.21
Third Quarter	$1.08	$0.50
Second Quarter	$1.10	$0.45
First Quarter	$2.25	$0.50
4

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

                There was no issuance or sales of our securities without registration during the last two years.

                During the fiscal year ended December 31, 2004, 2,870,000 options were granted pursuant to the 2001 Omnibus Plan, as amended, and 870,000 options issued previously under the Plan were cancelled during such period.

                As of December 31, 2004, 4,470,000 options were issued and outstanding under the 2001 Omnibus Plan, as amended, and 2,250,000 options were issued and outstanding outside of such Plan.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

General

                Intercomsoft, Ltd. (“Intercomsoft”), our wholly owned subsidiary, holds the world-wide rights to a proprietary technology used to produce secure government identification documents, such as drivers’ licenses and passports. Although Intercomsoft’s current operations are based solely in Moldova, it is interested in offering its services to other areas and regions in the European marketplace and elsewhere.

                We currently derive all of our revenues and income pursuant to Intercomsoft’s Supply Agreement with the Government of the Republic of Moldova, the political and economic environment of which has historically been unstable. Should the Government of the Republic of Moldova default on the Supply Agreement or discontinue the use of Intercomsoft’s services under the Supply Agreement, we would likely have limited recourse. We do not anticipate any other revenues during the fiscal year ending December 31, 2005. If for any reason (or for no reason) the Supply Agreement were terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft as well as on us.

                In addition, in the first quarter of 2001 we acquired certain rights to an aluminum-air fuel cell technology for use in portable consumer electronic devices such as cellular telephones and laptop computers.  From the acquisition of such technology through the second quarter of 2003 we engaged in research, development and marketing efforts in connection with such technology. Further, during such period we also actively sought strategic business partners to commercialize the technology and pursued the prosecution of our patent applications resulting in the issuance by the United States Patent and Trademark Office of two patents on our aluminum-air fuel cell technology. We are not currently actively pursuing development of such technology.

Results of Operations

General

                During the fiscal year ended December 31, 2004, our assets consisted of Intercomsoft, a wholly owned subsidiary, and the aluminum-air fuel cell technology described above.

                Intercomsoft currently operates in, and derives its revenues from, services performed for the Government of the Republic of Moldova pursuant to the Supply Agreement with such government. Although Intercomsoft is interested in expanding its services to areas outside of Moldova, the uncertain economy and political instability in the Republic of Moldova could have a material adverse effect on us.

Comparison of Fiscal Year Ended December 31, 2004 to Fiscal Year Ended December 31, 2003

                During the fiscal year ended December 31, 2004, we had revenues resulting solely from Intercomsoft’s production of government documents in Moldova of $4,858,000 as compared to $4,128,000 for 2003. The increase in revenue of $730,000, or 17.7%, was due to a number of factors. In 2001 strict passport controls were introduced in both Moldova and its neighbor Romania which required Molodovan citizens traveling outside of Moldova to present a valid passport. The common occurrence of border crossing between Moldova and Romania required a passport beginning in 2001, whereas prior to such time travelers frequently crossed borders without such identification. This more stringent passport control has led to a continuing increase in passport issuances and renewals in Moldova. In addition, our ongoing program of public awareness encourages the renewal of various forms of government licenses and registrations resulting in an increase in the issuance of such replacement documents. Direct marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances has also led to a continuing increase in the sale of collateral documentation including drivers’ licenses and other government issued documents.

                During the fiscal year ended December 31, 2004, Intercomsoft’s costs associated with generating these revenues were $1,549,000, or 32%, as compared to $1,194,000, or 29%, for 2003. The increase in the percentage of costs associated with generating revenues was, in part, due to costs associated with new printing equipment. This resulted in gross profit for Intercomsoft of $3,309,000 and $2,934,000 for the fiscal years ending December 31, 2004 and 2003 respectively, an increase of $375,000, or 13%.

                General and administrative expenses for fiscal year ending December 31, 2004 were $1,684,000, which consisted of $145,000 from Intercomsoft and $1,539,000 of general corporate and administrative expenses. For the same period in 2003 general and administrative expenses aggregated approximately $1,888,000 which consisted of $139,000 from Intercomsoft and $1,749,000 of general corporate and administrative expenses. Although general corporate and administrative expenses in 2004 included approximately $440,000 in non-recurring travel expenses related to efforts to develop and expand Intercomsoft’s services to areas outside of Moldova and in 2003 such expenses included the recording of a non-recurring compensation package to our Chairman of the Board of $414,675, overall such expense decreased by $210,000 in year 2004.

                Public relations, marketing and advertising expenses for fiscal year ending December 31, 2004 were $1,400,000 all of which were attributable to Intercomsoft for marketing expenses relating to efforts to expand the use of Intercomsoft’s services. For the same period in 2003, such expenses aggregated approximately $1,064,000, all of which were attributable to Intercomsoft for marketing expenses relating to efforts to expand the use of Intercomsoft’s services. The increase of $336,000 in public relations, marketing and advertising expenses of Intercomsoft in 2004 resulted from an increase in the commissions paid pursuant to various marketing agreements, which are based on revenue generated in the period.

                There are no research and development costs related to our aluminum-air fuel cell in 2004 as compared to $172,000 in such expenses in 2003. The lack of research and development costs in year 2004 resulted from the suspension of all research and development on such technology in the second quarter of 2003.

                We had a net profit from operations of approximately $225,000 for 2004 as compared to net loss of $196,000 for 2003.

Liquidity & Capital Resources

                While we believe we have adequate capital to fund current operations for fiscal year 2005, we believe that we will need to obtain additional working capital for future periods if we are to pursue any additional research and development efforts in connection with our aluminum-air fuel cell technology or expand the activities of Intercomsoft.

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

Forward Looking Statements

                Certain statements contained in this Annual Report, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “projections,” and words of similar import, constitute “forward-looking statements.” You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us described in this Report and the other documents we file with the Securities and Exchange Commission (“SEC”).

ITEM 7.            FINANCIAL STATEMENTS

                The information required by this item is incorporated herein by reference to the sections entitled “Consolidated Statement of Operations,” “Consolidated Balance Sheet,” “Consolidated Statement of Changes in Shareholders’ Equity,” “Consolidated Statement of Cash Flows,” “Notes to Consolidated Financial Statements” and “Independent Auditor’s Report” attached hereto.

PARITZ & COMPANY, P.A.
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

PARITZ & COMPANY, P.A. Certified Public Accountants Hackensack, New Jersey

Dated: March 10, 2005

Except Note 2(b) and 8(a) of which the date is March 25, 2005
9

TRIMOL GROUP, INC. CONSOLIDATED BALANCE SHEET YEAR ENDED DECEMBER 31, 2004

ASSETS

Current assets:
Cash	$35,000
Accounts receivable	662,000

Total current assets	697,000

Property and equipment, net	106,000

TOTAL ASSETS	$803,000

LIABILITIES

Current liabilities:
Trade accounts payable	$195,000
Accrued expenses	561,000
Current portion of payables to related parties	582,000

TOTAL LIABILITIES	1,338,000

SHAREHOLDERS’ DEFICIENCY	(535,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$803,000

The accompanying notes are an integral part of the financial statements.
10

TRIMOL GROUP, INC. CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2003

REVENUES	$4,858,000	$4,128,000

OPERATING EXPENSES:
Cost of revenues	1,549,000	1,194,000
Marketing and promotion	1,400,000	1,064,000
General and administrative expenses	1,684,000	1,888,000

Interest expense	—	6,000

Research and development	—	172,000

TOTAL OPERATING EXPENSES	4,633,000	4,324,000

NET INCOME (LOSS)	$225,000	$(196,000)

Net income (loss) per share (Basic and Diluted)	.002	(.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	100,472,328	100,474,154

The accompanying notes are an integral part of the financial statements
11

TRIMOL GROUP, INC. CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	DEFERRED COMPENSATION	TOTAL
	SHARES OUTSTANDING	AMOUNT

BALANCE – JANUARY 1, 2003	101,139,000	$1,011,000	$5,385,000	$(6,908,000)	$(52,000)	$(564,000)

Net loss	—	—	—	(196,000)	—	(196,000)

Return of shares in connection with cancellation of employment agreements	(666,672)	(6,000)	(46,000)	—	52,000	—

BALANCE – DECEMBER 31, 2003	100,472,328	1,005,000	5,339,000	(7,104,000)	—	(760,000)

Net income	—	—	—	225,000	—	225,000

BALANCE – DECEMBER 31, 2004	100,472,328	$1,005,000	$5,339,000	$(6,879,000)	$—	$535,000

The accompanying notes are an integral part of the financial statements.
12

TRIMOL GROUP, INC. CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$225,000	$(196,000)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation of property and equipment	45,000	29,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(282,000)	(78,000)
Prepaid expenses	32,000	(15,000)
Accounts payable	82,000	7,000
Accrued expenses	363,000	(3,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	465,000	(256,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(85,000)

NET CASH USED IN INVESTING ACTIVITIES	—	(85,000)

CASH FLOW FROM FINANCING ACTIVITIES Net advances (repayments) to/from related parties	(450,000)	312,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(450,000)	312,000

INCREASE (DECREASE) IN CASH	15,000	(29,000)

CASH - BEGINNING OF YEAR	20,000	49,000

CASH - END OF YEAR	$35,000	$20,000

The accompanying notes are an integral part of the financial statements.
13

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

Business Organization

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware and owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a non-resident Irish company which provides proprietary technology, equipment and auxiliary materials used in the production of secure essential government documents such as passports, drivers’ licenses and ID cards. Currently Intercomsoft’s only customer is the Republic of Moldova’s Ministry of Economics.

In addition, the Company has an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. The Company has not pursued development of such technology since the second quarter of 2003.

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

Revenue Recognition

Revenue by and between Intercomsoft and the Government of the Republic of Moldova is recognized upon the quantity of product (number of computerized documents) produced during the period reported.

Income Taxes

The Company accounts for deferred income taxes using Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109’). The statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes. In addition, SFAS 109 requires the recognition of future tax benefits, such as net operating loss carryforwards. A valuation allowance related to deferred tax assets is recognized when, in management’s judgment, it is more likely than not that all, or a portion of such deferred assets, will not be realized.

Income Per Share

Income per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The Company had no common stock equivalents outstanding during the periods presented.

Comprehensive Income

The Company adopted the provisions of the SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined as any change in equity from transactions and other events originating from non-owner sources, and is displayed as accumulated comprehensive income in the Statements of Changes in Shareholders’ Equity.

Fair Value of Financial Instruments

The carrying value of short-term financial instruments arising in the ordinary course of business approximates fair value because of the relatively short period of time between their origination and expected realization.

Stock Compensation Plans

Currently, the Company applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans and discloses the pro forma net income and related pro forma per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAF No. 148, Accounting for Stock-Based Compensation Costs – Transition and Disclosure.  The Company does not recognize compensation expense for stock options granted under the plans as the exercise price of the option on the date of grant is equal to the fair market value as of that date. For grants of restricted stock, the Company recognizes compensation expense on a straight-line basis over the period that the restrictions expire.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (SFAS No 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after June 15, 2005. Currently, the Company discloses pro forma and net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs – Transition and Disclosure. The Company is evaluating the impact of this statement which could have a material impact on its results of operations.

NOTE 2-RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

(a)               The Company’s sole revenue is from Intercomsoft

                    The Company’s sole revenue source is Intercomsoft. Intercomsoft’s only customer is the Republic of Moldova’s Ministry of Economics and it supplies its goods and services pursuant to a Supply Agreement with the Government of such Republic. A former Republic of the Soviet Union, Moldova’s political and economic situation has historically been unstable. Should Moldova discontinue the use of Intercomsoft’s services or materially or adversely amend the Supply Agreement under which Intercomsoft provides its goods and service, such event would have a material adverse effect on Intercomsoft and the Company.

(b)               The Company has terminated its agreement with Supercom Limited.

                    Pursuant to a Sales Agreement between Intercomsoft and Supercom Limited (“Supercom”) dated August 25, 1995, as amended, Supercom supplies the equipment, software, technology and consumables utilized by Intercomsoft for the production of computerized documents under the Supply Agreement with the Government of the Republic of Moldova. Pursuant to this agreement, Intercomsoft is provided with the guidance and support required for the installation and operation of the equipment, as well as the materials required for its maintenance.

                    On March 24, 2005, Intercomosft and Supercom entered into a Termination Agreement, terminating the Sales Agreement. Notwithstanding, pursuant to the terms of the Termination Agreement, Supercom agreed to continue to supply Moldova with such equipment, consumables, software and technology during the remaining term of the Supply Agreement, pursuant to the requirements of the Supply Agreement. Supercom agreed not to take any action, directly or indirectly, to interfere with Intercomsoft’s contractual rights with Moldova or to, in any way, cause Moldova to terminate or not renew the Supply Agreement and agreed to pay to Intercomsoft certain amounts specified in the Termination Agreement as liquidated damages in the event of any breach or default by Supercom thereunder.

(c)               The Company is not pursuing development of its aluminum-air fuel cell technology.

                    Through a joint venture with Aluminum-Power, Inc. (“API”), the Company’s majority shareholder, for two years the Company pursued research and development of its aluminum-air fuel cell technology it acquired in the first quarter of 2001. Such research and development was suspended in the second quarter of 2003 until such time, if any, as the Company is able to obtain financing to proceed with such efforts as additional capital will be required in order to further develop this technology before it can be commercially exploited. There can be no assurance that additional financing will be available on commercially reasonable terms or at all. If adequate funds are not available, or are not available on acceptable terms, the Company will likely not be able to further develop the technology. Such inability to obtain additional financing when needed would have a negative impact on the Company. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing shareholders will be reduced, and the holders of such securities may have rights, preferences and privileges senior to those of the holders of shares of the Company’s common stock.

                Although the United States Patent and Trademark Office has issued several patents on the technology, there can be no assurances that any additional patents will be issued or to what extent, if any, such patents will provide protection from competitors or others and there can be no assurances that such technology will be marketable and/or profitable.

                The Company continues to believe that there may be potential viability for its aluminum-air fuel cell technology however management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts are not justified at this time.

NOTE 3-PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Amount	Life

Document processing equipment	$170,000	5 years

Less accumulated depreciation	64,000

	$106,000

NOTE 4-SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 $0.01 par value common stock, of which 100,472,328 were issued and outstanding as of December 31, 2004.

The Company has authorized 10,000 $1.00 par value shares of Preferred Stock, none of which are issued and outstanding.

NOTE 5-RELATED PARTY TRANSACTIONS AND BALANCES

(a)               Transactions

                    On July 1, 2001, the Company entered into a research and development agreement with API pursuant to which the Company agreed to reimburse API for its allocated portion of research and development expenses attributable to the Company’s technology referred to in Note 1. During the two year period ended December 31, 2001 and 2002 and the first two quarters of 2003, API operated an R&D Center which housed a prototype development and assembly laboratory with a full complement of staff, including mechanical engineers, design engineers, scientists and a support staff. All research and development efforts were suspended in the second quarter of 2003.

                    Allocated research and development expenses for the years ended December 31, 2004 and 2003 aggregated $0 and $170,000, respectively.

(b) Payables to related parties consist of the following:

Accrued compensation due to the Chairman. (See Note 8) (1)		$582,000

(1)	Of this amount, $415,000 is due April 1, 2005 (or earlier upon the occurrence of certain agreed upon specific events), and $167,000 is due on demand.

NOTE 6-STOCK COMPENSATION PLANS

(a)               Pursuant to the Company’s 2001 Omnibus Plan, as amended, eligible persons, as defined therein, may be granted (a) stock options which may be designated as nonqualified stock options or incentive stock options, (b) stock appreciation rights, (c) restricted stock awards, (d) performance awards, or (e) other forms of stock-based incentive awards.

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

                    A summary of option activity is as follows:

	Inside Plan	Outside Plan	Total

Balance – January 1, 2003	8,120,000	2,550,000	10,670,000
Granted	—	—	—
Exercised	—	—	—
Cancelled	(5,650,000)	—	(5,650,000)

Balance – December 31, 2003	2,470,000	2,550,000	5,020,000
Granted	2,870,000	—	2,870.000
Exercised	—	—	—
Cancelled	(870,000)	(200,000)	(1,070,000)

Balance – December 31, 2004	4,470,000	2,350,000	6,820,000

The following table summarizes information regarding stock options outstanding at December 31, 2004:

Exercise Price Range	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$ 0.01	3,070,000	4.6	0.01	—	—
$ 0.21	2,250,000	2.4	0.21	—	—
$ 0.50	1,150,000	1.4	0.50	—	—
$1.00 - $ 1.25	350,000	1.6	1.25	—	—

                 The per share weighted average fair value of stock options granted during the fiscal year ended December 31, 2004 was $.01. No options were granted during the year ended December 31, 2003. The fair value of these options was determined at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.33%
Expected volatility of common stock	423.10%
Dividend yield	0.00%
Expected option term	4.8 years

                  The Company applies APB 25 in accounting for its stock options granted under its 2001 Omnibus Plan, an amended and, accordingly, no compensation costs have been recognized in the Company’s financial statements for options granted. If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share for the years ended December 31, 2004 and 2003 would have been reduced to the pro forma amounts as follows:

	2004	2003

Net Earnings:
As reported	$225,000	$(189,000)
Pro forma	196,000	(189,000)
Basic Earnings per Share:
As reported	.002	(.002)
Pro forma	.002	(.002)
Diluted Earnings per Share
As reported	.002	(.002)
Pro forma	.002	(.002)

(b)               In February 2000 the Company issued three warrants to purchase a total of 1,400,000 shares of its common stock to three officers. One of such warrants entitling the holder to purchase 400,000 shares was cancelled on January 28, 2003. The remaining warrants expired on February 27, 2005.

NOTE 7-INCOME TAX The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	December 31, 2003	December 31, 2002

Income tax (benefit) at statutory rate of 34%	$(64,000)	$162,000
Net operating loss carryforward (used) not utilized	64,000	(162,000)

	$—	$—

	December 31, 2003	December 31, 2002

Deferred tax assets:
Net operating loss carryforward	$282,000	$218,000
Capital loss carryforward	2,706,000	2,706,000

	2,988,000	2,924,000
Valuation allowance (see Note 1)	2,988,000	2,924,000

	$—	$—

NOTE 8-COMMITMENTS

(a)               Pursuant to a Sales Agreement between Intercomsoft and Supercom dated August 25, 1995, as amended, Supercom supplies the equipment, software and consumables utilized by Intercomsoft for the production of computerized documents under the Supply Agreement with the Government of the Republic of Molodva. Pursuant to this agreement, Intercomsoft is provided with guidance and support required for the installation and operation of the equipment, as well as the materials required for its maintenance. In addition to payment for the equipment, software and consumables purchased under such agreement, Intercomsoft is obligated to pay 25% of its profits to such supplier, as more specifically provided for under the agreement.

                On March 24, 2005, Intercomosft and Supercom entered into a Termination Agreement. Pursuant to the Termination Agreement, the Sales Agreement was terminated at the request of Supercom. Under the Sales Agreement, certain equipment, technology, supplies and other consumables which Intercomsoft is obligated to supply to the Government of the Republic of Moldova pursuant its Supply Agreement dated April 29, 1996, was supplied by Supercom on behalf of Intercomsoft pursuant to the Sales Agreement. Notwithstanding the termination of the Sales Agreement pursuant to the Termination Agreement, Supercom agreed to continue to supply Moldova with such equipment, consumables, software and technology during the remaining term of the Supply Agreement, upon the request of Moldova pursuant to the requirements of the Supply Agreement. Pursuant to the Termination Agreement, Intercomsoft agreed to pay to Supercom, in nine equal monthly installments commencing in April 2005, the sum of $184,912 representing the balance of the amount due for certain equipment supplied by Supercom pursuant to the Sales Agreement. In addition, Supercom agreed not to take any action, directly or indirectly, to interfere with Intercomsoft’s contractual rights with Moldova or to, in any way, cause Moldova to terminate or not renew the Supply Agreement and agreed to pay to Intercomsoft certain amounts specified in the Termination Agreement as liquidated damages in the event of any breach or default by Supercom thereunder.

(b)           The Company’s employment agreement with Boris Birshtein, its Chairman of the Board of Directors, expired December 31, 2003. The employment agreement was not renewed on the expiration date and, accordingly, the Company became obligated to pay Mr. Birshtein a lump sum severance of $415,000, all of which was accrued in the financial statements for the year ended December 31, 2003. Mr. Birshtein agreed to defer payment of the severance compensation until April 2005 (subject to earlier payment upon certain agreed upon specified occurrences.)

                Pursuant to a letter agreement dated March 10, 2004 between the Company and Mr. Birshtein, Mr. Birshtein agreed to continue to serve as the Company’s Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement. Such letter agreement provides Mr. Birshtein with, among other things, an annual base salary of $276,450.

NOTE 9-SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces computerized identification documents, research and development of the aluminum-air fuel cell technology, and general and administrative expenses incurred for corporate purposes.

YEAR ENDED DECEMBER 31, 2004

	Intercomsoft	Research and Development	Corporate and Administrative	Total

Net sales	$4,858,000	—	—	$4,858,000

Operating expenses	3,094,000	—	1,539,000	4,633,000

Net income (loss)	$1,764,000	—	$(1,539,000)	$225,000

YEAR ENDED DECEMBER 31, 2003

	Intercomsoft	Research and Development	Corporate and Administrative	Total

Net sales	$4,128,000	$—	$—	$4,128,000

Operating expenses	2,398,000	172,000	1,754,000	4,324,000

Net income (loss)	$1,730,000	$(172,000)	$(1,754,000)	$(196,000)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
22

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

                Our officers are elected by, and serve at the pleasure of, our Board of Directors. The names and ages of our directors and executive officers as of December 31, 2004, are set forth below. Our By-laws provide for not less than three and not more than fifteen directors.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	57	Chairman of the Board of Directors

Yuri Benenson	50	Director; Chief Executive Officer

Walter J. Perchal	53	Director

Jack Braverman	36	Director; Chief Financial Officer

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

                Yuri Benenson was appointed a member of the Board of Directors and as the Chief Executive Officer on May 1, 2003 and was elected on May 12, 2003. Since 1997 Mr. Benenson has served as a member of the Board of Directors of Banca Commerciala pe Actiuni “Export Import” Bank and as Vice President of EXIM Asint, S.A., both of which are our former subsidiaries, and from January 2004 has served as a member of the executive management team of Intercomsoft Limited, our subsidiary. Mr. Benenson holds a masters degree in Finance and Economics from Vilnius State University.

              Walter J. Perchal, Ph.D. was appointed a member of the Board of Directors on February 16, 2001 and elected in August 2001. Since 1997, Mr. Perchal has served as the President and Chief Executive Officer of IC Inc., a consulting firm, which provides consulting services in North America, Europe and Asia. For the past 22 years, Mr. Perchal has served as an adjunct Professor at York University in Toronto, Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                We are not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10.               EXECUTIVE COMPENSATION

                The following table sets forth information concerning the annual and long-term compensation of our most highly compensated employees and/or executive officers who served as such at the end of the fiscal year ended December 31, 2004, and whose salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2004, for services rendered in all capacities to us and our subsidiaries during our 2002, 2003 and 2004 fiscal years. The listed individual shall be hereinafter referred to as the “Named Executive Officer.”

Summary Compensation Table

		Annual Compensation			Long Term Compensation

					AWARDS

Name & Principal Position	Year	Salary ($)	Other Annual Compensation ($)		Securities Underlying Options/ SARs	All Other Compensation

Boris Birshtein	2002	$250,000	$74,500	(1)(2)	—	—
Chairman of the Board
	2003	$250,000	$462,725	(1)(2)(3)	—	—

	2004	$276,570	$21,600	(1)	—	—

———————————————————

(1)	Mr. Birshtein receives a monthly expense allowance of $1,800 totaling $21,600 annually.

(2)	In 2003, Mr. Birshtein was entitled to receive an increase of $26,450 in his base salary pursuant to his Employment Agreement. See “Employment Agreements.”

(3)	Mr. Birshtein was entitled to receive severance compensation totaling $414,675 in connection with the non-renewal of his Employment Agreement. Such amount was accrued but not paid as of December 31, 2004.
24

Options/SAR Grants in Last Fiscal Year to Officers and Directors

                There were 500,000 options granted pursuant to the 2001 Omnibus Plan, as amended, to an officer and director during 2004. No options previously issued were exercised during 2004.

Compensation of Directors

                All of our outside Directors are eligible to be paid an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period. During the fiscal year ended December 31, 2004, there were no payments made to any outside Director.

                Mr. Birshtein has served as our Chairman of the Board since January 1998. He was compensated for such service in year 2004 pursuant to a letter agreement dated March 10, 2004 which provides for, among other things, a monthly consulting fee of $23,047.

Employment Agreements

                Our only employment agreement was with Boris Birshtein, our Chairman of the Board of Directors, which expired on December 31, 2003 and was not renewed.

                Because such employment agreement was not renewed when it expired, pursuant to the terms of such agreement we were obligated to pay a lump sum severance compensation to Mr. Birshtein of $414,674 which was included in our consolidated balance sheet under current liabilities for 2003 and 2004 but which was paid in full to Mr. Birshtein on April 6, 2005.

                Although the employment agreement terminated on December 31, 2003, pursuant to a letter agreement dated March 10, 2004, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement including, among other things, a monthly consulting fee of $23,047. Additionally, Mr. Birshtein receives a monthly expense allowance of $1,800.

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

Summary of 2001 Omnibus Plan, as amended

                Qualified directors, officers, employees, consultants and advisors of ours and our subsidiaries are eligible to be granted (a) stock options (“Options”), which may be designated as nonqualified stock options (“NQSOs”) or incentive stock options (“ISOs”), (b) stock appreciation rights (“SARs”), (c) restricted stock awards (“Restricted Stock”), (d) performance awards (“Performance Awards”) or (e) other forms of stock-based incentive awards (collectively, the “Awards”). A director, officer, employee, consultant or advisor who has been granted an Option is referred to herein as an “Optionee” and a director, officer, employee, consultant or advisor who has been granted any other type of Award is referred to herein as a “Participant.”

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

                The Omnibus Committee may grant NQSOs or ISOs that are evidenced by stock option agreements. A NQSO is a right to purchase a specific number of shares of common stock during such time as the Omnibus Committee may determine, not to exceed ten years, at a price determined by the Omnibus Committee that, unless deemed otherwise by the Omnibus Committee, is not less than the fair market value of the common stock on the date the NQSO is granted. An ISO is an Option that meets the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). No ISOs may be granted under the 2001 Omnibus Plan, as amended, to an employee who owns more than 10% of our outstanding voting stock (“Ten Percent Stockholder”) unless the option price is at least 110% of the fair market value of the common stock on the date of grant and the ISO is not exercisable more than five years after it is granted. In the case of an employee who is not a Ten Percent Stockholder, no ISO may be exercisable more than ten years after the date the ISO is granted and the exercise price of the ISO shall not be less than the fair market value of the common stock on the date the ISO is granted. Further, no employee may be granted ISOs that first become exercisable during a calendar year for the purchase of common stock with an aggregate fair market value (determined on the date of grant of each ISO) in excess of $100,000. An ISO (or any installment thereof) counts against the annual limitation only in the year it first becomes exercisable.

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

                In the event a Change in Control (as defined in the 2001 Omnibus Plan, as amended) occurs, then, notwithstanding any provision of the 2001 Omnibus Plan, as amended, or of any provisions of any Award agreements entered into between any Optionee or Participant and us to the contrary, all Awards that have not expired and which are then held by any Optionee or Participant (or the person or persons to whom any deceased Optionee’s or Participant’s rights have been transferred) shall, as of such Change of Control, become fully and immediately vested and exercisable and may be exercised for the remaining term of such Awards.

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

                As of December 31, 2004, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, options to acquire 4,270,000 shares of our common stock were outstanding.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2004, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

                Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the holders of such securities. Subject to community property laws, where applicable, the persons or entities named in the table below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

	As of December 31, 2004(1)

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS

Boris Birshtein (2)(3)(4)	84,747,000(2)(3)(4)	78%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Aluminum-Power Inc.
87 Scollard Street
Toronto, Ontario M5R 1G4 (2)	76,000,000(2)	70%

Yuri Benenson	—	—

1285 Avenue of the Americas, 35th Floor
New York, NY10019

Jack Braverman	500,000(5)	—
1285 Avenue of the Americas, 35th Floor
New York, NY 10019

Walter J. Perchal (6)	—	—
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

P.L.T. International, Inc.	7,840,000	7%
87 Scollard Street
Toronto, Ontario M5R 164

All Executive Officers and	85,331,000	79%
Directors as a Group (4 persons) (7)

————————
(1)
Based on a total of 108,352,328 shares of common stock, which includes: (i) 100,472,328 shares of common stock issued and outstanding as of December 31, 2004; (ii) warrants to purchase 1,060,000 shares of common stock (which expired in February 2005) (iii) options to purchase 4,470,000 shares of our common stock granted pursuant to the 2001 Omnibus Plan, as amended; and, (iv) options to purchase 2,350,000 shares of our common stock granted outside of the 2001 Omnibus Plan, as amended.

29

(2)
Mr. Birshtein is an indirect owner of Aluminum-Power Inc. Aluminum-Power Inc.’s majority shareholder is Eontech Group Inc. of which Birshtein Holdings, Ltd. is the majority owner. Mr. Birshtein directly controls Birshtein Holdings, Ltd.

(3)	Mr. Birshtein currently, and since January 1998, serves as our Chairman of the Board.

(4)
Includes 4,237,000 shares of common stock and a warrant to purchase up to 600,000 shares of our common stock owned directly by Mr. Birshtein, which expired in February 2005; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and, 76,000,000 shares of our common stock owned by Aluminum-Power Inc.

(5)
Mr. Braverman was granted an option under our 2001 Omnibus Plan, as amended, on November 2, 2004 to purchase up to 500,000 shares of our common stock. Such option has a term of five years and an exercise price of $0.01 per share and was issued in replacement of an option for the same number of shares and the same term, that was previously issued to Mr. Braverman on August 15, 2001 with an exercise price of $0.50 per share.

(6)	Mr. Perchal is a member of our Board of Directors. Mr. Perchal owns approximately 1% of Aluminum-Power Inc., the beneficial owner of 76,000,000 shares of our common stock.

(7)	Includes Messrs. Birshtein, Benenson, Braverman and Perchal.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Mr. Boris Birshtein effectively controls Eontech Group Inc., the majority shareholder of Aluminum-Power Inc., our majority shareholder. On January 11, 2001, Mr. Birshtein, in his capacity as the beneficial owner of the majority of the outstanding shares of our common stock, provided his irrevocable written consent approving our acquisition and licensing of certain aluminum-air fuel cell technology from Aluminum-Power Inc., in consideration of our issuance of 88,000,000 shares of our common stock and our transfer of certain of our operating assets located in the Republic of Moldova to Aluminum-Power Inc. Additionally, in January 2001, our Board of Directors (with Mr. Birshtein abstaining as a result of his interest in the transaction with Aluminum-Power Inc.) approved such actions, including the transaction with Aluminum-Power Inc.

                Upon the consummation of the Technology Acquisition Agreement with Aluminum-Power Inc., Mr. Birshtein effectively became the beneficial owner of 96,795,000 shares of our common stock, or approximately 95.7% of our outstanding shares of common stock. See “Security Ownership of Certain Beneficial Owners and Management.” As of December 31, 2004 Mr. Birshtein was the beneficial owner of 84,747,000 shares of our common stock, or approximately 78% of our issued and outstanding shares of common stock.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The exhibits listed below are filed as part of this Annual Report.

Exhibit No.	Document

3(i)	Articles of Incorporation (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144).

3(ii)	By-laws (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144).

4	January 24, 2001 Definitive Information Statement filed with the Securities and Exchange Commission (incorporated by reference).

4(i)	July19, 2001 Information Statement filed with the Securities and Exchange Commission (incorporated by reference).

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

10 (vi)	March 24, 2005 Termination Agreement between Intercomsoft Limited and Supercom Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005 ).

21	Subsidiaries of the Registrant.

22	Consent of Paritz & Company, P.A.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
We filed a Report on Form 8-K on January 26, 2004 and a Report on Form 8-K on March 28, 2005, subsequent to the period covered by this Report, both of which are incorporated herein by reference thereto.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2005.

TRIMOL GROUP, INC.

By:	/s/ Yuri Benenson

Name:	Yuri Benenson
Title:	Chief Executive Officer and Director

By:	/s/ Jack Braverman

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Boris Birshtein	Date: April 14, 2005

Name:	Boris Birshtein
Title:	Chairman of the Board and Director

By:	/s/ Yuri Benenson	Date: April 14, 2005

Name:	Yuri Benenson
Titles:	Chief Executive Officer and Director

By:	/s/ Jack Braverman	Date: April 14, 2005

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

By:	/s/ Walter Perchal	Date: April 14, 2005

Name:	Walter Perchal
Title:	Director
33