Form 10QSB
period 2005-03-31
TRIMOL GROUP INC
filed 2005-05-16
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2005

Commission file number: 000-26971

TRIMOL GROUP, INC.
(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE
(State or other Jurisdiction of Incorporation or Organization)

13-3859706
(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor
New York, New York 10019
(Address of principal executive offices)

(212) 554-4394
(Issuer’s Telephone Number)

As of March 31, 2005, there were 100,472,328 issued and outstanding shares of the Company’s common stock.

Transitional Small Business Disclosure Format (Check one): ☐ Yes	☒ No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. ☐ Yes    ☒ No

TRIMOL GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

For the period ended March 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2005

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of

Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of March 31, 2005 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

PARITZ & COMPANY, P.A.

Hackensack, New Jersey

Date: May 11, 2005

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS

Current assets:
Cash	$28,000	$35,000
Accounts receivable	708,000	662,000

TOTAL CURRENT ASSETS	736,000	697,000

Property and equipment, net	98,000	106,000

TOTAL ASSETS	$834,000	$803,000

LIABILITIES

Current liabilities:
Trade accounts payable	$21,000	$195,000
Accrued expenses	568,000	561,000
Current portion of payables to related parties	296,000	582,000

TOTAL CURRENT LIABILITIES	885,000	1,338,000

SHAREHOLDERS’ DEFICIENCY	(51,000)	(535,000)

TOTAL LIABILITIES AND SHAREHOLDERS’DEFICIENCY	$834,000	$803,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004

REVENUES	$2,019,000	$1,092,000

OPERATING EXPENSES
Cost of revenues	392,000	332,000
Marketing and promotion	712,000	295,000
Other operating expenses	431,000	346,000

TOTAL OPERATING EXPENSES	1,535,000	973,000

NET INCOME	$484,000	$119,000

Net income per share (basic and diluted)	.005	.001

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	100,472,000	100,472,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$484,000	$119,000

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation of property and equipment	8,000	9,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(46,000)	(26,000)
Prepaid expenses	—	17,000
Accounts payable	(174,000)	19,000
Accrued expenses	104,000	80,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	376,000	218,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(84,000)

NET CASH USED IN INVESTING ACTIVITIES	—	(84,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments to related parties	(286,000)	(121,000)

NET CASH USED IN FINANCING ACTIVITIES	(286,000)	(121,000)

INCREASE (DECREASE) IN CASH	(7,000)	13,000
CASH - BEGINNING OF PERIOD	35,000	20,000

CASH - END OF PERIOD	$28,000	$33,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 – OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a technology-intensive company engaged in the operation of a computerized photo identification and database management system utilized in the production of a variety of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

Intercomsoft utilizes a technology, the rights to which it acquired from Supercom, Ltd. (“Supercom”), pursuant to a Sales Agreement dated August 25, 1995, as amended. All of the equipment, consumables, software and technology required to operate, maintain and repair the system are supplied by Supercom pursuant to the Sales Agreement. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, Supercom agreed to continue to supply such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement, as hereinafter defined.

Intercomsoft’s only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten (10) year Supply Agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

The Company also has an exclusive worldwide license to an aluminum-air fuel cell technology solely for use with consumer portable electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. At this time, the Company is not pursuing the development of such technology.

As of the first quarter 2005, Intercomsoft is the Company’s only operating entity.

NOTE 3 - RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft’s only customer is the Government of the Republic of Moldova’s Ministry of Economics pursuant to a ten (10) year Supply Agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System.

Moldova is a former Republic of the Soviet Union and the political and economic situation of such Republic has historically been unstable. Should the Government of the Republic of Moldova default under the agreement referred to in Note 2 or discontinue the use of Intercomsoft’s services under such agreement, the Company would likely have limited recourse. If for any reason (or for no reason) the agreement was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft. The Supply Agreement expires in April 2006, and is subject to renewal.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

At March 31, 2005, amounts payable to related parties consisted of accrued compensation due to the Company’s Chairman of the Board and out-of-pocket expenses due to Royal HTM Group, a company beneficially owned and controlled by the Company’s Chairman of the Board. These amounts were paid in April 2005.

NOTE 5 - COMMITMENTS AND GENERAL COMMENTS

Intercomsoft was party to a Sales Agreement dated August 25, 1995 with Supercom Ltd. pursuant to which it purchased from Supercom the equipment, software and consumables utilized by it for the production of computerized documents under a Supply Agreement with the government of the Republic of Moldova’s Ministry of Economics. Such Sales Agreement obligated Intercomsoft to pay 25% of its profits to Supercom, as more specifically provided for under the agreement. However, on March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, Supercom agreed to continue to supply such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement.

In February 2000, the Company issued warrants to purchase 1,400,000 shares of its common stock to three employees, 400,000 of which were canceled on January 28, 2003 and the balance of which expired in February 2005.

During the three months ended March 31, 2005, the Company issued 1,000,000 options to purchase its common stock at an exercise price of $.01 per share. As of March 31, 2005, the total options outstanding were 7,820,000, of which 5,470,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

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

THREE MONTHS ENDED MARCH 31, 2005

	Intercomsoft	Research and Development	Corporate and Administrative	Total

Net sales	$2,019,000	$—	$—	$2,019,000
Operating expenses	1,147,000	—	312,000	1,535,000

Net income (loss)	$872,000	$—	$(312,000)	$484,000

THREE MONTHS ENDED MARCH 31, 2004

	Intercomsoft	Research and Development	Corporate and Administrative	Total

Net sales	$1,092,000	$—	$—	$1,092,00
Operating expenses	661,000	—	312,000	973,000

Net income	$431,000	$—	$(312,000)	$119,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Intercomsoft utilizes a technology, the rights to which it acquired from Supercom, Ltd. (“Supercom”), an Israeli corporation, pursuant to a Sales Agreement dated August 25, 1995, as amended, with a term of ten (10) years. All of the equipment, consumables, software and technology required to operate, maintain and repair the system are supplied by Supercom pursuant to the Sales Agreement. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, Supercom agreed to continue to supply such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement, pursuant to requirements of the Supply Agreement, as hereinafter defined.

Although it is interested in developing other opportunities, Intercomsoft’s only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten (10) year Supply Agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

If and to the extent that other such opportunities are presented to us in the future, we will be required to obtain substantial capital in order to pursue any such opportunities. There can be no assurances that such capital, if and when needed, will be available to us.

We currently derive all of our revenues and income pursuant to Intercomsoft’s Supply Agreement with the Government of the Republic of Moldova. The Republic of Moldova has historically been unstable and we would have limited recourse should the Government default under the agreement or discontinue use of Intercomsoft’s services provided for under the agreement. If for any reason (or for no reason) such agreement was terminated, the terms were materially amended, or business reduced, such event would have a material adverse effect on us. Further, as the revenue generated by Intercomsoft is our only current revenue, any material adverse impact on Intercomsoft would have a material adverse impact on us. Currently, the Government has the right to terminate the agreement in less than one year.

In addition, in the first quarter of 2001, we acquired certain rights from Aluminum-Power, Inc. (“Aluminum-Power”), our majority shareholder, to an aluminum-air fuel cell technology for use in portable consumer electronic products and devices such as cellular telephones and laptop computers. However, at this time we are not pursuing the development of such technology.

RESULTS OF OPERATIONS

General

During the three month period ended March 31, 2005, our operations consisted solely of the activities of Intercomsoft.

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

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

During the three months ended March 31, 2005, we had revenues resulting solely from Intercomsoft’s production of government documents in the Republic of Moldova of approximately $2,019,000 as compared to $1,092,000 for the same period in 2004, an increase of approximately 85%.

The increase in revenue of $927,000 in the three months ended March 31, 2005 as compared to the same period in 2004 was the result of a number of factors. As of January 1, 2005 a protocol enacted by the Russian and the Ukraine governments in November 2004 became effective requiring individuals to produce a valid passport for travel across the Russian and Ukraine borders and at border control points. Prior to January 1, 2005 passports from the former Soviet Union were accepted as valid identification, as well as other various forms of identification. However, as of January 1, 2005 a valid passport issued by the country of citizenry became required. This necessitated that hundreds of thousands of Moldovan citizens working in

Russia and the Ukraine secure a valid passport from Moldova which in turn led to a significant rise in the number of passports issued during this three month period.

In addition, in 2001 strict passport controls were introduced in both Moldova and its neighbor Romania which required Moldovan citizens traveling between Romania and Moldova to present a valid Moldovan passport. The common occurrence of border crossing between Moldova and Romania required a passport beginning in 2001, whereas prior to such time travelers frequently crossed borders with such identification. The more stringent passport control has also led to a continuing increase in passport issuances and renewals in Moldova.

In addition, our ongoing program of public awareness encourages the renewal of various forms of government license and registrations resulting in an increase in the issuance of such replacement documents. Direct marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances has also led to a continuing increase in the sale of collateral documentation including drivers’ license and other government issued documents that Intercomsoft produces.

During the three months ended March 31, 2005, Intercomsoft’s costs associated with generating these revenues were $392,000 or 19% of revenues, as compared to $332,000, or 30% of revenues, for the same period in 2004. The decrease of costs associated with generating revenue was due to the termination of the Supply Agreement with Supercom Ltd. in March 2005 which eliminated significant profit sharing provisions. (See Item 5 Other Information). The 85% increase in revenues, combined with the 17% decrease in cost of goods resulted in gross profit for Intercomsoft of approximately $1,627,000 for the three month period ended March 31, 2005 as compared to $760,000 for the same period in 2004, an increase of approximately 114%.

General and administrative expenses for the three months ended March 31, 2005, were approximately $431,000, which consisted of $43,000 of Intercomsoft expenses and $388,000 of general corporate and administrative expenses. For the same period in 2004, general and administrative expenses aggregated approximately $346,000, which consisted of $34,000 of Intercomsoft expenses and $312,000 of general corporate and administrative expenses. The increase of general corporate and administrative expenses of $85,000, or 25%, resulted from increased travel costs related to the various corporate development opportunities.

Public relations, marketing and advertising expenses for the three months ended March 31, 2005 were $712,000, compared to $295,000 in the same period in 2004, an increase of $417,000, or 142%. All of such expenses were related to efforts to expand the use of Intercomsoft’s services. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in marketing efforts as well as in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

We had net profit from operations of approximately $484,000 for the three month period ended March 31, 2005, as compared to a net profit of approximately $119,000 for the same period in 2004, which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

Although we believe we have adequate capital to fund our current operations for fiscal year 2005, we will need to obtain additional working capital for future periods if we are to pursue any additional research and development efforts in connection with our aluminum-air fuel cell technology or expand the services of Intercomsoft.

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

During the three month period ended March 31, 2005, we issued 1,000,000 options to purchase our common stock under our 2001 Omnibus Plan, as amended. There were no options cancelled during such period. As of March 31, 2005, the total options outstanding were 7,820,000, of which 5,470,000 were issued pursuant to our 2001 Omnibus Plan, as amended.

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

On March 24, 2005, Intercomsoft and Supercom entered into a Termination Agreement. Pursuant to the Termination Agreement, the Sales Agreement was terminated at the request of Supercom. Under the Sales Agreement, certain equipment, technology, supplies and other consumables which Intercomsoft is obligated to supply to the Government of the Republic of Moldova pursuant its Supply Agreement dated April 29, 1996, was supplied by Supercom on behalf of Intercomsoft pursuant to the Sales Agreement. Notwithstanding the termination of the Sales Agreement pursuant to the Termination Agreement, Supercom agreed to continue to supply Moldova with such equipment, consumables, software and technology during the remaining term of the Supply Agreement, upon the request of Moldova pursuant to the requirements of the Supply Agreement. Pursuant to the Termination Agreement, Intercomsoft agreed to pay to Supercom, in nine equal monthly installments commencing in April 2005, the sum of $184,912 representing the balance of the amount due for certain equipment supplied by Supercom pursuant to the Sales Agreement. In addition, Supercom agreed not to take any action, directly or indirectly, to interfere with Intercomsoft’s contractual rights with Moldova or to, in any way, cause Moldova to terminate or not renew the Supply Agreement and agreed to pay to Intercomsoft certain amounts specified in the Termination Agreement as liquidated damages in the event of any breach or default by Supercom thereunder.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)            The exhibits listed below are filed as part of this Quarterly Report for the period ended March 31, 2005.

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

(b)     We filed a Report on Form 8-K on March 28, 2005 disclosing the terms of the Termination Agreement entered into on March 24, 2005 by and between Supercom Ltd. and Intercomsoft Limited, our wholly owned subsidiary. Such Report is incorporated herein by reference thereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: May 16, 2005	By: /s/ Yuri Benenson
Name: Yuri Benenson
Title: Chief Executive Officer

By: /s/ Jack Braverman
Name: Jack Braverman
Title: Chief Financial Officer