Form 10QSB
period 2005-06-30
TRIMOL GROUP INC
filed 2005-08-19
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2005

Commission file number: 000-26971

TRIMOL GROUP, INC.
(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE

(State or other Jurisdiction of Incorporation or Organization)

13-3859706

(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor

New York, New York 10019

(Address of principal executive offices)

(212) 554-4394

(Issuer’s Telephone Number)

As of June 30, 2005, there were 100,472,328 issued and outstanding shares of the Company’s common stock.

Transitional Small Business Disclosure Format (Check one):  |_| Yes    |X| No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934.  |_| Yes    |X| No

TRIMOL GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

For the period ended June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2005

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of

Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of June 30, 2005 and the related consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Date: August 11, 2005

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)

ASSETS

Current assets:
Cash	$27,000	$35,000
Accounts receivable	797,000	662,000

TOTAL CURRENT ASSETS	824,000	697,000

Property and equipment, net	89,000	106,000

TOTAL ASSETS	$913,000	$803,000

LIABILITIES

Current liabilities:

Trade accounts payable	$882,000	$195,000
Accrued expenses	301,000	561,000
Current portion of payables to related parties	—	582,000

TOTAL CURRENT LIABILITIES	1,183,000	1,338,000

SHAREHOLDERS’ DEFICIENCY	(270,000)	(535,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$913,000	$803,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

REVENUES	$4,234,000	$2,174,000	$2,215,000	$1,082,000

OPERATING EXPENSES:
Cost of revenues	1,283,000	660,000	891,000	328,000
Marketing and promotion	1,512,000	585,000	800,000	290,000
Other operating expenses	1,174,000	1,007,000	743,000	661,000

TOTAL OPERATING EXPENSES	3,969,000	2,252,000	2,434,000	1,279,000

NET INCOME (LOSS)	$265,000	$(78,000)	$(219,000)	$(197,000)

Net income (loss) per share (basic and diluted)	.003	(.0007)	(.002)	(.0002)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$265,000	$(78,000)

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Depreciation of property and equipment	17,000	17,000
Abandonment of property and equipment	—	10,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(135,000)	(43,000)
Prepaid expenses	—	32,000
Accounts payable	687,000	46,000
Accrued expenses	(260,000)	354,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	574,000	338,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	—	(84,000)

NET CASH USED IN INVESTING ACTIVITIES	—	(84,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment of loans to related parties	(582,000)	(248,000)

NET CASH USED IN FINANCING ACTIVITIES	(582,000)	(248,000)

INCREASE (DECREASE) IN CASH	(8,000)	6,000

CASH - BEGINNING OF PERIOD	35,000	20,000

CASH - END OF PERIOD	$27,000	$26,000

Supplemental disclosures of cash flow information:
Interest paid	$—	$—

Income taxes paid	$—	$1,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of June 30, 2005 and for the six and three month periods ended June 30, 2005 and 2004 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

NOTE 2 – OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a company engaged in the operation of a computerized photo identification and database management system utilized in the production of a variety of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

Intercomsoft has utilized a proprietary technology provided by Supercom, Ltd. (“Supercom”), pursuant to a Sales Agreement between Supercom and Intercomsoft dated August 25, 1995, as amended. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, Supercom agreed to continue to supply directly to Moldova such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement, as hereinafter defined.

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

As of the second quarter 2005, Intercomsoft is the Company’s only operating entity.

NOTE 3 - RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a)

Intercomsoft’s only customer is the Government of the Republic of Moldova’s Ministry of Economics pursuant to a ten (10) year Supply Agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System, as more defined in Note 2 above.

Moldova is a former Republic of the Soviet Union and the political and economic situation of such Republic has historically been unstable. Should the Government of the Republic of Moldova default under the agreement or discontinue the use of Intercomsoft’s services under such agreement, the Company would likely have limited recourse. If for any reason (or for no reason) the agreement was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft. The Supply Agreement expires in April 2006, and is subject to renewal. Likewise, if the Supply Agreement is not renewed upon such expiration date, such non-renewal would materially adversely affect the Company which is dependent upon the revenues and cash flow from such agreement to sustain its business activities. If renewed, there can be no assurance as to the terms of any such renewal.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

In the second quarter 2005 the Company granted a bonus to its Chairman of the Board of $178,500 in partial compensation for certain services rendered by him to the Company.

In the second quarter 2005 the Company engaged Royal HTM Group, a Canadian company beneficially owned and controlled by its Chairman of the Board, to render certain business development services to the Company. In the second quarter 2005, $286,806 was paid to Royal HTM Group in connection with such services and related expenses. The Company intends to enter into a definitive written agreement with Royal HTM Group for such services. There can be no assurance as to the final terms of any such agreement if and when it is entered into by the parties thereto.

NOTE 5 - COMMITMENTS AND GENERAL COMMENTS

Intercomsoft was party to a Sales Agreement dated August 25, 1995 with Supercom pursuant to which it purchased from Supercom the equipment, software and consumables utilized by it for the production of computerized documents under the Supply Agreement, as defined in Note 2 above, and the utilization by Intercomsoft of the proprietary technology owned by Supercom which is an integral part of the production of the essential government documents under the Supply Agreement between Intercomsoft and the Government of Moldova. Such Sales Agreement obligated Intercomsoft to pay 25% of its profits to Supercom, as more specifically provided for under the agreement. However, on March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, Supercom agreed to continue to supply directly to Moldova such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement, as defined in Note 2 above. Pursuant to the terms of the Termination Agreement, Intercomsoft agreed to pay to Supercom $184,912 representing the balance of the amount due to Supercom for certain equipment supplied by Supercom pursuant to the Sales Agreement, which payment will be made in nine equal monthly installments which commenced in April 2005. However, notwithstanding the terms set forth in the Termination Agreement, in April 2005 Supercom requested that the Company remit to it, on a monthly basis as of March 2005, payment equal to the profit sharing provisions of the Sales Agreement and the Company complied with such request.

In February 2000, the Company issued warrants to purchase 1,400,000 shares of its common stock to three employees, 400,000 of which were canceled on January 28, 2003 and the balance of which expired in February 2005.

During the three months ended June 20, 2005, the Company issued options to purchase an aggregate of 3,000,000 shares of its common stock at an exercise price of $.01 per share. As of June 30, 2005, there were 10,820,000 shares of the Company’s common stock reserved for issuance under outstanding options, of which 5,470,000 shares were reserved for issuance pursuant to options issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6–SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces secure essential government identification documents, research and development of an aluminum-air fuel cell technology acquired from a related party, and general and administrative expenses incurred for corporate purposes.

	Intercomsoft	Research and Development	Corporate and Administrative	Total

SIX MONTHS ENDED JUNE 30, 2005
Net sales	$4,234,000	$—	$—	$4,234,000
Operating expenses	2,871,000	—	1,098,000	3,969,000

Net income (loss)	$1,363,000	$—	$(1,098,000)	$265,000

SIX MONTHS ENDED JUNE 30, 2004
Net sales	$2,174,000	$—	$—	$2,174,000
Operating expenses	1,316,000	—	936,000	2,252,000

Net income (loss)	$858,000	$—	$(936,000)	$(78,000)

THREE MONTHS ENDED JUNE 30, 2005
Net sales	$2,215,000	$—	$—	$2,215,000
Operating expenses	1,724,000	—	710,000	2,434,000

Net income (loss)	$491,000	$—	$(710,000)	$(219,000)

THREE MONTHS ENDED JUNE 30, 2004
Net sales	$1,082,000	$—	$—	$1,082,000
Operating expenses	655,000	—	624,000	1,279,000

Net income (loss)	$427,000	$—	$(624,000)	$(197,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

To support its efforts in the Republic of Moldova, Intercomsoft has utilized a proprietary technology provided by Supercom, Ltd. (“Supercom”) pursuant to a Sales Agreement between it and Supercom dated August 25, 1995, as amended. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, Supercom agreed to continue to supply directly to Moldova such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement. Except and as to the extent provided under the Termination Agreement, Intercomsoft has no other rights to Supercom’s proprietary technology as referred to above.

We currently derive all of our revenues and income pursuant to Intercomsoft’s Supply Agreement with the Government of the Republic of Moldova. The Republic of Moldova has historically been unstable and we would have limited recourse should the Government default under the agreement or discontinue use of Intercomsoft’s services provided for under the agreement. If for any reason (or for no reason) such agreement was terminated, the terms were materially amended, or business reduced, or the agreement was not renewed at its expiration, such event would have a material adverse effect on us. Further, as the revenue generated by Intercomsoft is our only current revenue, any material adverse impact on Intercomsoft would have a material adverse impact on us. Currently, the Government has the right to terminate the agreement in less than one year. In the event that the Supply Agreement is not renewed, such non-renewal will have a material adverse effect on us as we are dependent upon revenues and cash flow from such agreement to sustain our business activities. If renewed, there can be no assurance as to the terms thereof.

If and to the extent that other such opportunities are presented to Intercomsoft in the future outside of the Republic of Moldova, we will be required to obtain substantial capital and technology in order to pursue any such opportunities. There can be no assurances that such capital, if and when needed, will be available to us, or that Intercomsoft will be able to acquire any technology required to implement any such opportunity.

In addition to Intercomsoft, in the first quarter of 2001, we acquired certain rights from Aluminum-Power, Inc. (“Aluminum-Power”), our majority shareholder, to an aluminum-air fuel cell technology for use in portable consumer electronic products and devices such as cellular telephones and laptop computers. However, we discontinued development of such technology in the second quarter of 2003.

RESULTS OF OPERATIONS

General

During the three month period ended June 30, 2005, our operations consisted solely of the activities of Intercomsoft.

As more fully described above, Intercomsoft currently operates in and derives its revenues solely from services performed for the Government of the Republic of Moldova pursuant to a Supply Agreement with such Government which expires in less than one year. The uncertain economy and political instability in the Republic of Moldova could result in the termination or loss of such agreement, thereby having a material adverse effect on us. Additionally, if the Supply Agreement is not renewed in April 2006 when it expires by its terms, such non-renewal will have a material adverse effect on us.

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

During the three months ended June 30, 2005, we had revenues resulting solely from Intercomsoft’s production of government documents in the Republic of Moldova of approximately $2,215,000 as compared to $1,082,000 for the same period in 2004, an increase of approximately 104%.

The increase in revenue of $1,113,000 in the three months ended June 30, 2005 as compared to the same period in 2004 was the result of a number of factors. Similar to the passport controls instituted by and between Romania and Moldova in 2001, as of January 1, 2005 a protocol enacted by the Russian as the Ukraine governments in November 2004 became effective requiring individuals to produce a valid passport for travel across the Russian and Ukraine borders and at border control points. Prior to January 1, 2005 passports from the former Soviet Union were accepted as valid identification, as well as other various forms of identification. However, as of January 1, 2005 a valid passport issued by the country of citizenry became required. This necessitated that hundreds of thousands of Moldovan citizens working in Russia and the Ukraine secure a valid passport from Moldova which in turn led to a significant increase in the number of passports issued during this three month period.

In addition, our ongoing program of public awareness encourages the renewal of various forms of government licenses and registrations resulting in an increase in the issuance of such replacement documents. Direct marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances has also led to a continuing increase in the sale of collateral documentation including drivers’ licenses and other government issued documents that Intercomsoft produces.

During the three months ended June 30, 2005, Intercomsoft’s costs associated with generating these revenues were $891,000 or 40% of revenues, as compared to $328,000, or 30% of revenues, for the same period in 2004. The increase of costs associated with generating such revenue was twofold: (1) as a condition of continuing service, in April 2005 Supercom requested that in the second quarter 2005 we reinstate payment to it equal to the profit sharing provisions set forth in the Sales Agreement that was terminated by virtue of the Termination Agreement in March 2005; and, (2) Supercom requested that we pay to it such profit sharing for March 2005, which was not previously due to it or accrued by us in the first quarter 2005 as a result of the termination of such Sales Agreement. (See Item 5 Other Information). However, notwithstanding such expense, Intercomsoft had a gross profit of approximately $1,324.000 for the three month period ended June 30, 2005 as compared to $754,000 for the same period in 2004, an increase of approximately 75%.

General and administrative expenses for the three months ended June 30, 2005, were approximately $743,000, which consisted of $33,000 of Intercomsoft expenses and $710,000 of general corporate and administrative expenses. For the same period in 2004, general and administrative expenses aggregated approximately $661,000, which consisted of $36,000 of Intercomsoft expenses and $625,000 of general corporate and administrative expenses. Although overall our expenses decreased, the increase of general corporate and administrative expenses of $85,000, or 13%, resulted, in part, from a bonus to our Chairman of the Board of $178,500 in the three month period ended June 30, 2005 as well as $286,800 in fees and expenses paid to Royal HTM Group, a company beneficially owned by our Chairman of the Board, in connection with certain business development services rendered to us during this period.

Public relations, marketing and advertising expenses for the three months ended June 30, 2005 were $800,000, compared to $290,000 in the same period in 2004, an increase of $510,000, or 175%. All of such expenses were related to efforts to expand the use of Intercomsoft’s services. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in marketing efforts as well as an increase in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

We had a net loss from operations of approximately $219,000 for the three month period ended June 30, 2005, as compared to a net loss of approximately $197,000 for the same period in 2004, an increase of 11%, which resulted from all of the reasons set forth above.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

During the six months ended June 30, 2005, we had revenues resulting solely from Intercomsoft’s production of government documents in the Republic of Moldova of approximately $4,234,000 as compared to $2,174,000 for the same period in 2004, an increase of approximately 95%.

The increase in revenue of $2,060,000 in the six months ended June 30, 2005 as compared to the same period in 2004 was the result of a number of factors. Similar to the passport controls instituted by and between Moldova and Romania in 2001, as of January 1, 2005 a protocol enacted by the Russian as the Ukraine governments in November 2004 became effective requiring individuals to produce a valid passport for travel across the Russian and Ukraine borders and at border control points. Prior to January 1, 2005 passports from the former Soviet Union were accepted as valid identification, as well as other various forms of identification. However, as of January 1, 2005 a valid passport issued by the country of citizenry became required. This necessitated that hundreds of thousands of Moldovan citizens working in Russia and the Ukraine secure a valid passport from Moldova which in turn led to a significant increase in the number of passports issued during this six month period.

In addition, our ongoing program of public awareness encourages the renewal of various forms of government license and registrations resulting in an increase in the issuance of such replacement documents. Direct marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances has also led to a continuing increase in the sale of collateral documentation including drivers’ licenses and other government issued documents that Intercomsoft produces.

During the six months ended June 30, 2005, Intercomsoft’s costs associated with generating these revenues were $1,283,000, or 30% of revenues, as compared to $660,000, or 30% of revenues, for the same period in 2004. The 95% increase in revenues resulted in gross profit for Intercomsoft of approximately $2,951,000 for the six month period ended June 30, 2005, as compared to $1,514,000 for the same period in 2004, an increase of approximately 95%. Although it was previously anticipated that our cost of goods would decrease due to the termination of the Sales Agreement by virtue of the Termination Agreement with Supercom in March 2005 (see Item 5 Other Information) we have continued to remit to Supercom an amount equal to the profit sharing provisions under the terminated Sales Agreement. Consequently, our cost of goods did not decrease.

General and administrative expenses for the six months ended June 30, 2005, were approximately $1,174,000, which consisted of $75,000 of Intercomsoft expenses and $1,099,000 of general corporate and administrative expenses. For the same period in 2004, general and administrative expenses aggregated approximately $1,007,000, which consisted of $71,000 of Intercomsoft expenses and $936,000 of general corporate and administrative expenses. Although overall our general and administrative expenses decreased in this period, the increase of general corporate and administrative expenses of $167,000, or 17%, resulted, in part, from a bonus to our Chairman of the Board of $178,500 as well as $286,000 in fees and expenses paid to Royal HTM Group, a company beneficially owned by our Chairman of the Board, in connection with certain business development services rendered to us during this period.

Public relations, marketing and advertising expenses for the six months ended June 30, 2005 were $1,512,000, compared to $585,000 in the same period in 2004, an increase of $927,000, or 158%. All of such expenses were related to efforts to expand the use of Intercomsoft’s services. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in marketing efforts as well as an increase in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

We had a net profit from operations of approximately $265,000 for the six month period ended June 30, 2005, as compared to a net loss of approximately $78,000 for the same period in 2004, an increase of $343,000 for the same period in 2004, which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

Although we believe we have adequate capital to fund our current operations for fiscal year 2005, we will need to obtain additional working capital for future periods if we are to pursue any additional research and development efforts in connection with our aluminum-air fuel cell technology or expand the services of Intercomsoft.

We may seek additional funding in an effort to subsidize such future research and development expenses as well as to fund our efforts to expand the services of Intercomsoft. Such additional funding may be obtained by bank borrowings, public offerings, or private placements of our equity or debt securities, loans from shareholders, or a combination of the foregoing. However, there can be no assurances that additional financing will be available or, if available, that it will be available on terms that are acceptable to us.

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

During the three month period ended June 30, 2005, we issued options to purchase 3,000.000 shares of our common stock. There were no options cancelled during such period. As of June 30, 2005, the total number of shares of our common stock reserved for issuance under options outstanding was 10,820,000, of which options to purchase 5,470,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On March 24, 2005, Intercomsoft and Supercom entered into a Termination Agreement. Pursuant to the Termination Agreement, the Sales Agreement between such parties was terminated at the request of Supercom. Under the Sales Agreement, certain equipment, technology, supplies and other consumables which Intercomsoft is obligated to supply to the Government of the Republic of Moldova pursuant its Supply Agreement dated April 29, 1996, was supplied by Supercom on behalf of Intercomsoft pursuant to the Sales Agreement. Notwithstanding the termination of the Sales Agreement pursuant to the Termination Agreement, Supercom agreed to continue to supply directly to Moldova such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement. Pursuant to the Termination Agreement, Intercomsoft agreed to pay to Supercom, in nine equal monthly installments commencing in April 2005, the sum of $184,912 representing the balance of the amount due to Supercom for certain equipment supplied by Supercom pursuant to the Sales Agreement. In addition, Supercom agreed not to take any action, directly or indirectly, to interfere with Intercomsoft’s contractual rights with Moldova or to, in any way, cause Moldova to terminate or not renew the Supply Agreement and agreed to pay to Intercomsoft certain amounts specified in the Termination Agreement as liquidated damages in the event of any breach or default by Supercom thereunder.

However, notwithstanding such Termination Agreement, in April 2005 Supercom requested that we remit to it, on a monthly basis as of March 2005, payments equal to the profit sharing provisions of the Sales Agreement and we complied with such request. Payments to Supercom totaled $891,000 in the three month period ended June 30, 2005.

In the second quarter 2005 the Board of Directors agreed to grant a bonus to Boris Birshtein, our Chairman of the Board, in the amount of $178,500 in partial compensation to him for certain services rendered by him to us.

In the second quarter 2005 we engaged Royal HTM Group, a Canadian company beneficially owned and controlled by our Chairman of the Board, to render certain business development services to us. In the second quarter 2005, $268,000 in fees and expenses were paid to Royal HTM Group in connection with such services rendered by it to us during such period. We intend to enter into a definitive written agreement with Royal HTM Group for such services. There can be no assurance as to the final terms of any such agreement if and when it is entered into by the parties thereto.

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

(b)

We filed a Report on Form 8-K on March 28, 2005 disclosing the terms of the Termination Agreement entered into on March 24, 2005 by and between Supercom Ltd. and Intercomsoft Limited, our wholly owned subsidiary. Such Report is incorporated herein by reference thereto

(c)	There were no Reports on Form 8-K filed in the three month period ended June
30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: August 19, 2005	By: /s/ Yuri Benenson
	Name:	Yuri Benenson
	Title:	Chief Executive Officer

By: /s/ Jack Braverman
Name:	Jack Braverman
Title:	Chief Financial Officer