Form 10QSB
period 2005-09-30
TRIMOL GROUP INC
filed 2005-11-21
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2005

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

As of September 30, 2005, there were 100,472,328 issued and outstanding shares of the Company's common stock.

Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. |_| Yes |X| No

                               TRIMOL GROUP, INC.

                          FORM 10-QSB QUARTERLY REPORT

                     For the period ended September 30, 2005

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                  3

         INDEPENDENT ACCOUNTANTS' REVIEW REPORT                                4

         CONSOLIDATED BALANCE SHEET                                            5

         CONSOLIDATED STATEMENT OF OPERATIONS                                  6

         CONSOLIDATED STATEMENT OF CASH FLOWS                                  7

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPEERATIONS                                 11

ITEM 3.  CONTROLS AND PROCEDURES                                              15

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    16

ITEM 2.  CHANGES IN SECURITIES                                                16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  16

ITEM 5.  OTHER INFORMATION                                                    16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     17

SIGNATURES                                                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      CONSOLIDATED FINANCIAL STATEMENTS
      AS OF SEPTEMBER 30, 2005

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Shareholders of Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the "Company") as of September 30, 2005 and the related consolidated statements of operations and cash flows for the nine and three month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

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


                                        PARITZ & COMPANY, P.A.
                                        Hackensack, New Jersey

                                        Date: November 14, 2005

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                    September 30, 2005   December 31, 2004
                                                       (Unaudited)           (Audited)
------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash                                                    $  16,000           $    35,000
Accounts receivable                                       616,000               662,000
                                                        ---------           -----------

     TOTAL CURRENT ASSETS                                 632,000               697,000

Property and equipment, net                                81,000               106,000
                                                        ---------           -----------

TOTAL ASSETS                                            $ 713,000           $   803,000
                                                        =========           ===========

LIABILITIES

Current liabilities:
Trade accounts payable                                  $ 313,000           $   195,000
Accrued expenses                                          524,000               561,000
Current portion of payables to related parties                 --               582,000
                                                        ---------           -----------

     TOTAL  CURRENT LIABILITIES                           837,000             1,338,000
                                                        ---------           -----------

SHAREHOLDERS' DEFICIENCY                                 (124,000)             (535,000)
                                                        ---------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY          $ 713,000           $   803,000
                                                        =========           ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                       NINE MONTHS ENDED                         THREE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,         SEPTEMBER 30,        SEPTEMBER 30,
                                                   2005                 2004                  2005                 2004
---------------------------------------------------------------------------------------------------------------------------
REVENUES                                      $   6,506,000        $   3,398,000         $   2,272,000        $   1,224,000
                                              -------------        -------------         -------------        -------------

OPERATING EXPENSES:
Cost of revenues                                  2,041,000            1,042,000               758,000              382,000
Marketing and promotion                           2,312,000              939,000               800,000              354,000
Other operating expenses                          1,742,000            1,489,000               568,000              483,000
                                              -------------        -------------         -------------        -------------

TOTAL OPERATING EXPENSES                          6,095,000            3,470,000             2,126,000            1,219,000
                                              -------------        -------------         -------------        -------------

NET INCOME (LOSS)                             $     411,000        $     (72,000)        $     146,000        $       5,000
                                              =============        =============         =============        =============

Net income (loss) per share (basic and
diluted)                                               .004               (.0007)                .0015                .0005
                                              =============        =============         =============        =============

WEIGHTED AVERGE NUMBER OF
SHARES OUTSTANDING                              100,472,328          100,472,328           100,472,328          100,472,328
                                              =============        =============         =============        =============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30,
                                                         2005            2004
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                     $ 411,000       $ (72,000)

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Depreciation of property and equipment                   25,000          36,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable                                      46,000         (15,000)
Prepaid expenses                                             --          32,000
Accounts payable                                        118,000           8,000
Accrued expenses                                        (37,000)        326,000
                                                      ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES               563,000         315,000
                                                      =========       =========

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                        --         (84,000)
                                                      ---------       ---------

NET CASH USED IN INVESTING ACTIVITIES                        --         (84,000)
                                                      ---------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Net repayment of loans to related parties              (582,000)       (224,000)
                                                      ---------       ---------

NET CASH USED IN FINANCING ACTIVITIES                  (582,000)       (224,000)
                                                      =========       =========

INCREASE (DECREASE) IN CASH                             (19,000)          7,000

CASH - BEGINNING OF PERIOD                               35,000          20,000
                                                      ---------       ---------

CASH - END OF PERIOD                                  $  16,000       $  27,000
                                                      =========       =========

Supplemental disclosures of cash flow information:
Interest paid                                         $      --       $      --
                                                      =========       =========
Income taxes paid                                     $   1,000       $   1,000
                                                      =========       =========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the "Company") as of September 30, 2005 and for the nine and three month periods ended September 30, 2005 and 2004 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited ("Intercomsoft") a company engaged in the operation of a computerized photo identification and database management system utilized in the production of a variety of secure essential government identification documents such as passports, driver's licenses, national identification documents and other such forms of essential personal identification.

Intercomsoft utilizes a technology provided by Supercom, Ltd. ("Supercom"), pursuant to a Sales Agreement dated August 25, 1995, as amended. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, Supercom, in consideration of certan payments to be made to it, agreed to continue to supply such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement, as hereinafter defined.

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

As of the third quarter 2005, Intercomsoft is the Company's only operating entity.

NOTE 3 - RISKS AND UNCERTAINTIES

The following factors relating to the Company and its business should be carefully considered:

(a) Intercomsoft's only customer is the Government of the Republic of Moldova's Ministry of Economics pursuant to a ten (10) year Supply Agreement awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System, as more defined in Note 2 above.

      Moldova is a former Republic of the Soviet Union and the political and economic situation of such Republic has historically been unstable. Should the Government of the Republic of Moldova default under the agreement or discontinue the use of Intercomsoft's services under such agreement, the Company would likely have limited recourse. If for any reason (or for no reason) the agreement was terminated, the terms were materially or adversely amended, or business reduced, such event would have a material adverse effect on Intercomsoft. The Supply Agreement expires in April 2006, and is subject to renewal.

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

      The Company believes that there may be potential viability for its aluminum-air fuel cell technology however, management has concluded that due to the extraordinary time and enormous costs involved, continued research and development efforts are not justified at this time.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

During the nine months ended September 30, 2005 the Company paid a bonus to its Chairman of the Board of $178,500 in partial compensation for certain services rendered by him to the Company.

During the nine months ended September 30, 2005 the Company agreed to enter into an agreement with Royal HTM Group, a Canadian company beneficially owned and controlled by its Chairman of the Board, for certain business development services and expenses to be rendered to the Company and during such period paid $518,000 was paid to Royal HTM Group in connection with such services and expenses.

NOTE 5-COMMITMENTS AND GENERAL COMMENTS

Intercomsoft was party to a Sales Agreement dated August 25, 1995 with Supercom Ltd. pursuant to which it purchased from Supercom the equipment, software and consumables utilized by it for the production of computerized documents under the Supply Agreement as defined in Note 2 above. Such Sales Agreement obligated Intercomsoft to pay 25% of its profits to Supercom, as more specifically provided for under the agreement. However, on March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement,
Supercom agreed, in consideration of certain payment to be made to it, to continue to supply such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement, as defined in
Note 2 above.

During the three months ended September 20, 2005, the Company did not issue any options to purchase its common stock, however 100,000 options to purchase its common stock expired and were cancelled. As of September 30, 2005, the total options outstanding were 10,720,000, of which 5,470,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

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

                                                            Research and    Corporate and
                                           Intercomsoft     Development     Administrative        Total
                                           ------------     ------------    --------------     -----------
NINE MONTHS ENDED SEPTEMBER 30, 2005

Net sales                                  $ 6,506,000      $        --      $        --       $ 6,506,000

Operating expenses                           4,461,000               --        1,634,000         6,095,000
                                           -----------      -----------      -----------       -----------

Net income (loss)                          $ 2,045,000      $        --      $(1,634,000)      $   411,000
                                           ===========      ===========      ===========       ===========

NINE MONTHS ENDED SEPTEMBER 30, 2004

Net sales                                  $ 3,398,000      $        --      $        --       $ 3,398,000

Operating expenses                           2,090,000               --        1,380,000         3,470,000
                                           -----------      -----------      -----------       -----------

Net income (loss)                          $ 1,308,000      $        --      $(1,380,000)      $   (72,000)
                                           ===========      ===========      ===========       ===========

THREE MONTHS ENDED SEPTEMBER 30, 2005

Net sales                                  $ 2,272,000      $        --      $        --       $ 2,272,000

Operating expenses                           1,590,000               --          536,000         2,126,000
                                           -----------      -----------      -----------       -----------

Net income (loss)                          $   682,000      $        --      $  (536,000)      $   146,000
                                           ===========      ===========      ===========       ===========

THREE MONTHS ENDED SEPTEMBER 30, 2004

Net sales                                  $ 1,224,000      $        --      $        --       $ 1,224,000

Operating expenses                             774,000               --          445,000         1,219,000
                                           -----------      -----------      -----------       -----------

Net income (loss)                          $   450,000      $        --      $  (445,000)      $     5,000
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

      To support its efforts in the Republic of Moldova, Intercomsoft has utilized a proprietary technology provided by Supercom, Ltd. ("Supercom") pursuant to a Sales Agreement between it and Supercom dated August 25, 1995, as amended. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, Supercom, in consideration of certain payments to be made to it, agreed to continue to supply directly to Moldova such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement. Except and as to the extent provided under the Termination Agreement, Intercomsoft has no other rights to Supercom's proprietary technology as referred to above.

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

RESULTS OF OPERATIONS

General

      During the three month period ended September 30, 2005, our operations consisted solely of the activities of Intercomsoft.

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

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

      During the three months ended September 30, 2005, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $2,272,000 as compared to $1,224,000 for the same period in 2004, an increase of approximately 85%.

      The increase in revenue of $1,048,000 in the three months ended September 30, 2005 as compared to the same period in 2004 was the result of a number of factors. Similar to the passport controls instituted by and between Romania and Moldova in 2001, as of January 1, 2005 a protocol enacted by the Russian as the Ukraine governments in November 2004 became effective requiring individuals to produce a valid passport for travel across the Russian and Ukraine borders and at border control points. Prior to January 1, 2005 passports from the former

Soviet Union were accepted as valid identification, as well as other various forms of identification. However, as of January 1, 2005 a valid passport issued by the country of citizenry became required. This necessitated that hundreds of thousands of Moldovan citizens working in Russia and the Ukraine secure a valid passport from Moldova which in turn led to a significant increase in the number of passports issued during this three month period.

      In addition, our ongoing program of public awareness encourages the renewal of various forms of government licenses and registrations resulting in an increase in the issuance of such replacement documents. Direct marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances has also led to a continuing increase in the sale of collateral documentation including drivers' licenses and other government issued documents that Intercomsoft produces.

      During the three months ended September 30, 2005, Intercomsoft's costs associated with generating these revenues were $758,000 or 33% of revenues, as compared to $382,000, or 31% of revenues, for the same period in 2004. The increase of costs associated with generating such revenue was the result of certain equipment financing payments made in the three months ended September 20, 2004.

      General and  administrative  expenses for the three months ended September
30, 2005, were approximately $568,000, which consisted of $34,000 of Intercomsoft expenses and $534,000 of general corporate and administrative expenses. For the same period in 2004, general and administrative expenses aggregated approximately $483,000, which consisted of $38,000 of Intercomsoft expenses and $445,000 of general corporate and administrative expenses. Although overall our expenses decreased in 2005, the increase of general corporate and administrative expenses of $85,000, or 17%, resulted, in part, to $249,550 in fees and expenses paid to Royal HTM Group, a company beneficially owned by our Chairman of the Board, in connection with certain business development services rendered to us during such period.

      Public relations, marketing and advertising expenses for the three months ended September 30, 2005 were $800,000, compared to $354,000 in the same period in 2004, an increase of $446,000, or 126%. All of such expenses were related to efforts to expand the use of Intercomsoft's services. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in marketing efforts as well as an increase in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

      We had net income from operations of approximately $146,000 for the three month period ended September 30, 2005, as compared to net income of approximately $5,000 for the same period in 2004, an increase of $141,000, which resulted from all of the reasons set forth above.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

      During the nine months ended September 30, 2005, we had revenues resulting solely from Intercomsoft's production of government documents in the Republic of Moldova of approximately $6,506,000 as compared to $3,398,000 for the same period in 2004, an increase of approximately 91%.

      The increase in revenue of $3,108,000 in the nine months ended September 30, 2005 as compared to the same period in 2004 was the result of a number of factors. Similar to the passport controls instituted by and between Moldova and Romania in 2001, as of January 1, 2005 a protocol enacted by the Russian as the Ukraine governments in November 2004 became effective requiring individuals to produce a valid passport for travel across the Russian and Ukraine borders and at border control points. Prior to January 1, 2005 passports from the former Soviet Union were accepted as valid identification, as well as other various forms of identification. However, as of January 1, 2005 a valid passport issued by the country of citizenry became required. This necessitated that hundreds of thousands of Moldovan citizens working in Russia and the Ukraine secure a valid passport from Moldova which in turn led to a significant increase in the number of passports issued during this six month period.

      In addition, our ongoing program of public awareness encourages the renewal of various forms of government license and registrations resulting in an increase in the issuance of such replacement documents. Direct marketing efforts by us and cross marketing to individuals during passport renewals and/or issuances has also led to a continuing increase in the sale of collateral documentation including drivers' licenses and other government issued documents that Intercomsoft produces.

      During the nine months ended September 30, 2005, Intercomsoft's costs associated with generating these revenues were $2,041,000, or 31% of revenues, as compared to $1,042,000, or 31% of revenues, for the same period in 2004. The 91% increase in revenues resulted in gross profit for Intercomsoft of approximately $4,465,000 for the nine month period ended September 30, 2005, as compared to $2,356,000 for the same period in 2004, an increase of approximately 90%.

      General and administrative expenses for the nine months ended September 30, 2005, were approximately $1,742,000, which consisted of $109,000 of Intercomsoft expenses and $1,633,000 of general corporate and administrative expenses. For the same period in 2004, general and administrative expenses aggregated approximately $1,489,000, which consisted of $109,000 of Intercomsoft expenses and $1,380,000 of general corporate and administrative expenses. Although overall our general and administrative expenses decreased in this period, the increase of general corporate and administrative expenses of $253,000, or 17%, resulted, in part, from a bonus paid to our Chairman of the Board of $178,500 as well as $518,000 in fees and expenses paid to Royal HTM Group, a company beneficially owned by our Chairman of the Board, in connection with certain business development services rendered to us, during the nine month period ended September 30, 2005.

      Public relations, marketing and advertising expenses for the nine months ended September 30, 2005 were $2,312,000, compared to $939,000 in the same period in 2004, an increase of $1,373,000, or 146%. All of such expenses were related to efforts to expand the use of Intercomsoft's services. The increase in public relations, marketing and advertising expenses of Intercomsoft resulted from an increase in marketing efforts as well as an increase in commissions and fees paid pursuant to various marketing agreements, which are based on revenue generated in the period.

      We had net income from operations of approximately $411,000 for the nine month period ended September 30, 2005, as compared to a net loss of approximately $72,000 for the same period in 2004, an increase of $483,000 for the same period in 2004, which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

      We believe we have adequate capital to fund our current operations for fiscal year 2005. However, we will need to obtain additional working capital for future periods if we are to pursue any additional research and development efforts in connection with our aluminum-air fuel cell technology or expand the services of Intercomsoft.

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

ITEM 3. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and

Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information required to be included in our periodic SEC filings.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      There were no options issued during the three month period ended September 30, 2005, however there were 100,000 options cancelled during such period. As of September 30, 2005, the total number of shares of our common stock reserved for issuance under options outstanding was 10,720,000, of which options to purchase 5,470,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On March 24, 2005, Intercomsoft and Supercom entered into a Termination Agreement. Pursuant to the Termination Agreement, the Sales Agreement between such parties was terminated at the request of Supercom. Under the Sales Agreement, certain equipment, technology, supplies and other consumables which Intercomsoft is obligated to supply to the Government of the Republic of Moldova pursuant its Supply Agreement dated April 29, 1996, was supplied by Supercom on behalf of Intercomsoft pursuant to the Sales Agreement. Notwithstanding the termination of the Sales Agreement pursuant to the Termination Agreement, Supercom agreed, in consideration of certain payments to be made to it, to continue to supply directly to Moldova such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement. Pursuant to the Termination Agreement, Intercomsoft agreed to pay to Supercom, in nine equal monthly installments commencing in April 2005, the sum of $184,912 representing the balance of the amount due to Supercom for certain equipment supplied by Supercom pursuant to the Sales Agreement. In addition, Supercom agreed not to take any action, directly or indirectly, to interfere with Intercomsoft's contractual rights with Moldova or to, in any way, cause Moldova to terminate or not renew the Supply Agreement and agreed to pay to Intercomsoft certain amounts specified in the Termination Agreement as liquidated damages in the event of any breach or default by Supercom thereunder.

      However, notwithstanding such Termination Agreement, in April 2005 Supercom requested that we remit to it, on a monthly basis as of March 2005, payments equal to the profit sharing provisions of the Sales Agreement and we complied with such request

      During the nine month period ended September, 2005 we paid a bonus to Boris Birshtein, our Chairman of the Board, in the amount of $178,500 in partial compensation to him for certain services rendered by him to us.

      During the nine month period ended September 30, 2005 we engaged Royal HTM Group, a Canadian company beneficially owned and controlled by our Chairman of the Board, to render certain business development services to us. In the nine month period ended September 30, 2005, $518,000 in fees and expenses were paid to Royal HTM Group in connection with such services rendered by it to us during such period. We intend to enter into a definitive written agreement with Royal HTM Group for such services. There can be no assurance as to the final terms of any such agreement if and when it is entered into by the parties thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2005.

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

      There were no Reports on Form 8-K filed in the three month period ended September 30, 2005.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRIMOL GROUP, INC.


Date: November 21, 2005                 By: /s/ Yuri Benenson
                                        ----------------------
                                        Name:   Yuri Benenson
                                        Title:  Chief Executive Officer


                                        By: /s/ Jack Braverman
                                        ----------------------
                                        Name:   Jack Braverman
                                        Title:  Chief Financial Officer