Form 10KSB
period 2005-12-31
TRIMOL GROUP INC
filed 2006-04-13
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§ 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for fiscal year ended December 31, 2005 were $8,129,000.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $165,503 as of March 31, 2006.

The number of shares outstanding of the Registrant’s common stock, as of March 31, 2006 was 100,472,328.

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. YES ☐ NO ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

          We were incorporated on May 6, 1953 under the laws of the State of Delaware. Since 1998 we have operated our wholly-owned subsidiary, Intercomsoft Limited, a non-resident Irish company engaged in the operation of a computerized photo identification and database management system.

          In addition, we have an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology for use with portable consumer electronic devices which we acquired in January 2001.

Intercomsoft Limited

          Intercomsoft Limited is a technology intensive company engaged in the operation of a computerized photo identification and database management system utilized in the production of a variety of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal identification.

          Although it is interested in developing other opportunities, Intercomsoft’s only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten (10) year Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’, licenses, vehicle permits, identification cards and other government authorized identification documents used in the Republic of Moldova.

          To support its efforts in the Republic of Moldova, Intercomsoft has utilized a proprietary technology provided to it by Supercom, Ltd. pursuant to a Sales Agreement between it and Supercom dated August 25, 1995, as amended. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, and in consideration of certain payments to be made to it, Supercom agreed to continue to supply the Government with such equipment, consumables, software and technology during the remaining term of the Supply Agreement, upon the request of the Government pursuant to the requirements of the Supply Agreement. Except and as to the extent provided under the Termination Agreement, Intercomsoft has no other rights to Supercom’s proprietary technology as referred to above.

          On or about February 11, 2006, we received notice from the Government of the Republic of Moldova that it does not intend to renew the Supply Agreement which, unless renewed, expires by its terms on April 29, 2006. We believe that such notice of non-renewal was not timely under the applicable provisions of the Supply Agreement and we intend to contest the claimed non-renewal of such Agreement. However, inasmuch as our only current source of revenue is derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended on April 29, 2006, we will have no source of revenues as a consequence of the expiration of such Agreement. This event will have a material adverse effect on Intercomsoft as well as on us.

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

          Since we acquired such technology in January 2001 through the second quarter of 2003 we engaged in research, development and marketing efforts in connection with such technology. Further, during such period we also actively sought strategic business partners to commercialize the technology and pursued the prosecution of our patent applications resulting in the issuance by the United States Patent and Trademark Office of two patents on our aluminum-air fuel cell technology.

          As of the second quarter of 2003 we discontinued our research and development efforts on the aluminum-air fuel cell technology and have not actively pursued the development of such technology since such time. We do not intend to pursue the development of such technology in the future.

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

          During the fiscal year ended December 31, 2005, neither us nor our subsidiary were a party to, or otherwise involved, in any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The Nasdaq Stock Market, Inc. under the trading symbol TMOL. The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, Nasdaq Trading and Market Services. Such quotations reflect inter-dealer prices, without real mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. We had 406 stockholders of record as of December 31, 2005.

	High	Low

Fiscal 2005

Fourth Quarter	$0.03	$0.02
Third Quarter	$0.04	$0.01
Second Quarter	$0.09	$0.01
First Quarter	$0.03	$0.01

Fiscal 2004

Fourth Quarter	$0.02	$0.01
Third Quarter	$0.03	$0.01
Second Quarter	$0.04	$0.02
First Quarter	$0.05	$0.02

          We have not declared any cash dividends on our common stock for the last two fiscal years and do not anticipate declaring any in the near future. There are no restrictions that limit our ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on our common stock is within the sole discretion of the Board of Directors and will depend, in part, on our earnings, capital requirements, financial condition, and other relevant factors, as determined by the Board.

          There was no issuance or sales of our securities during the last two years.

          During the fiscal year ended December 31, 2005, 1,000,000 options were granted pursuant to the 2001 Omnibus Plan, as amended. No options were canceled that had been previously issued under the Plan.

          As of December 31, 2005, 5,470,000 options were issued and outstanding under the 2001 Omnibus Plan, as amended, and 5,250,000 options which were not issued under such Plan were issued and outstanding.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

General

          As more fully described above, Intercomsoft, Ltd. currently operates in and derives its revenues solely from services performed for the Government of the Republic of Moldova pursuant to a Supply Agreement that expires in April 2006.

          We currently derive all of our revenues and income pursuant to such Supply Agreement with the Government of the Republic of Moldova. On or about February 11, 2006, we received notice from the Government of the Republic of Moldova that it does not intend to renew the April 29, 1996 Supply Agreement between it and Intercomsoft which, unless renewed, expires by its terms on April 29, 2006. We do not believe that such notice of non-renewal was timely under the applicable provisions of the Supply Agreement and we intend to contest any claimed non-renewal of such Agreement. However, inasmuch as our only current revenues are derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended on April 29, 2006, we will have no source of revenues as a consequence of the expiration of such Agreement. This event will have a material adverse effect on Intercomsoft as well as on us.

          In addition to Intercomsoft, in the first quarter of 2001 we acquired certain rights to an aluminum-air fuel cell technology for use in portable consumer electronic devices such as cellular telephones and laptop computers. From the time we acquired such technology in January 2001 through the second quarter of 2003 we engaged in research, development and marketing efforts in connection with such technology. In addition, we actively sought strategic business partners to commercialize the technology and pursued the prosecution of our patent applications resulting in the issuance by the US Patent and Trademark Office of two patents on such technology.

          We have not actively pursued development of this technology since the second quarter of 2003, and do not intend to further pursue the development of such technology.

Results of Operations

General

          During the fiscal year ended December 31, 2005, our assets consisted of our 100% ownership interest in Intercomsoft, a wholly owned subsidiary, and the aluminum-air fuel cell technology, both of which are described above.

          Intercomsoft currently operates in, and derives its revenues solely from, services performed for the Government of the Republic of Moldova pursuant to the Supply Agreement with such Government which, unless renewed, expires by its terms on April 29, 2006. Although Intercomsoft is interested in expanding its services to areas outside of Moldova, to date, no such opportunities have materalized.

Comparison of Fiscal Year Ended December 31, 2005 to Fiscal Year Ended December 31, 2004

          During the fiscal year ended December 31, 2005, we had revenues resulting solely from Intercomsoft’s production of government documents in Moldova of $8,129,000 as compared to $4,858,000 for 2004. The increase in revenue of $3,271,000, or 67%, was due to a number of factors. In 2001 strict passport controls were introduced in both Moldova and its neighbor Romania which required Molodovan citizens traveling outside of Moldova to present a valid passport. The common occurrence of border crossing between Moldova and Romania required a passport beginning in 2001, whereas prior to such time travelers frequently crossed borders without such identification. This more stringent passport control has led to a continuing increase in passport issuances and renewals in Moldova.

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

          During the fiscal year ended December 31, 2005, Intercomsoft’s costs associated with generating these revenues were $2,607,000 or 32%, as compared to $1,549,000, or 32% for 2004. This resulted in gross profit for Intercomsoft of $5,522,000 and $3,309,000 for the fiscal years ending December 31, 2005 and 2004, respectively, an increase of $2,213,000 or 67%.

          General and administrative expenses for the fiscal year ending December 31, 2005 were

$2,195,000, which consisted of $143,000 from Intercomsoft and $2,052,000 of general corporate and administrative expenses. For the same period in 2004 general and administrative expenses aggregated approximately $1,684,000 which consisted of $145,000 from Intercomsoft and $1,539,000 of general corporate and administrative expenses. General corporate and administrative expenses in 2005 increased in year 2005 as a result of the payment of non-recurring compensation of $759,476 paid to our Chairman of the Board consisting of a bonus of $177,500 and $581,976 in accrued compensation. In addition, we paid $671,631 to Royal HTM Group, Inc., a company owned and controlled by our Chairman of the Board, for certain consulting services and business expenses relating to business development services.

          Public relations, marketing and advertising expenses for fiscal year ending December 31, 2005 were $2,872,000 all of which were attributable to Intercomsoft for marketing expenses relating to efforts to expand the use of Intercomsoft’s services. For the same period in 2004, such expenses aggregated approximately $1,400,000, all of which were attributable to Intercomsoft for marketing expenses relating to efforts to expand the use of Intercomsoft’s services. The increase of $1,472,000, or 105% in public relations, marketing and advertising expenses of Intercomsoft in 2005 resulted from an increase in the commissions paid pursuant to various marketing agreements, which are based on revenue generated in the period.

          There were no research and development costs related to our aluminum-air fuel cell in either year 2005 or 2004. All such efforts were suspended in the second quarter of 2003.

          We had a net profit from operations of approximately $455,000 for 2005 as compared to a net profit of $225,000 for 2004.

Liquidity & Capital Resources

          Assuming the expiration and non-renewal of Intercomsoft’s Supply Agreement in April 2006, our sole source of revenue will end. If the Supply Agreement is not renewed, we will need to pursue future business opportunities in order to sustain continued operations.

Forward Looking Statements

          Certain statements contained in this Annual Report, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “projections,” and words of similar import, constitute “forward-looking statements.” You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by us which are described in this Report and the other documents we file with the Securities and Exchange Commission (“SEC”).

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s only customer has notified the Company that it does not intend to renew its contract which expires April 29, 2006. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $80,000. These circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

PARITZ & COMPANY, P.A.

Dated: March 27, 2006
Certified Public Accountants
Hackensack, New Jersey

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

YEAR ENDED DECEMBER 31, 2005

ASSETS

Current assets:
Cash	$14,000
Accounts receivable	646,000

Total current assets	660,000

Property and equipment, net	72,000

TOTAL ASSETS	$732,000

LIABILITIES

Current liabilities:
Trade accounts payable	$267,000
Accrued expenses	545,000

TOTAL LIABILITIES	812,000

SHAREHOLDERS’ DEFICIENCY	(80,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$732,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2005	Year Ended December 31, 2004

REVENUES	$8,129,000	$4,858,000

OPERATING EXPENSES:
Cost of revenues	2,607,000	1,549,000
Marketing and promotion	2,872,000	1,400,000
General and administrative expenses	2,195,000	1,684,000

TOTAL OPERATING EXPENSES	7,674,000	4,633,000

NET INCOME	$455,000	$225,000

Net income (loss) per share (Basic and Diluted)	.005	.002

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	COMMON STOCK
	SHARES OUTSTANDING	AMOUNT	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (DEFICIT)	TOTAL

BALANCE – JANUARY 1, 2004	100,472,328	$1,005,000	$5,339,000	$(7,104,000)	$(760,000)

Net income	—	—	—	225,000	225,000

BALANCE – DECEMBER 31, 2004	100,472,328	1,005,000	5,339,000	(6,879,000)	(535,000)

Net income	—	—	—	455,000	455,000

BALANCE – DECEMBER 31, 2005	100,472,328	$1,005,000	$5,339,000	$(6,424,000)	$(80,000)

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2005	Year Ended December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$455,000	$225,000
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH USED IN OPERATING ACTIVITIES
Depreciation of property and equipment	34,000	45,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	16,000	(282,000)
Prepaid expenses	—	32,000
Accounts payable	72,000	82,000
Accrued expenses	(16,000)	363,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	561,000	465,000

CASH FLOW FROM FINANCING ACTIVITIES
Net repayments to related parties	(582,000)	(450,000)

NET CASH USED IN FINANCING ACTIVITIES	(582,000)	(450,000)

INCREASE (DECREASE) IN CASH	(21,000)	15,000

CASH - BEGINNING OF YEAR	35,000	20,000

CASH - END OF YEAR	$14,000	$35,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

Business Organization

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware and owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a company which is engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal identification. Currently Intercomsoft’s only customer is the Republic of Moldova’s Ministry of Economics. See Notes 2 (a) and 2 (b).

In addition, the Company has an exclusive worldwide license to an aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. See Note 2 (c).

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

Comprehensive Income

The Company adopted the provisions of the SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined as any change in equity from transactions and other events originating from non-owner sources, and is included as accumulated comprehensive income in the Statements of Changes in Shareholders’ Equity.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (SFAS No 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after December 15, 2005. Currently, the Company discloses pro forma and net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs – Transition and Disclosure. The Company is evaluating the impact of this statement which could have a material impact on its results of operations.

NOTE 2-RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

(a)	The Company’s sole revenue is from Intercomsoft which has received a notice of non-renewal of its only revenue generating agreement.

          The Company’s sole revenue source for the years ended December 31, 2005 and 2004 was from Intercomsoft whose only customer is the Republic of Moldova’s Ministry of Economics to which it supplies its goods and services pursuant to the April 29, 1996 Contract on Leasing Equipment and Licensing Technology between the Government and Intercomsoft (“Supply Agreement”) with the Government of Moldova. A former Republic of the Soviet Union, Moldova’s political and economic situation has historically been unstable.

          On or about February 11, 2006, the Company received notice from the Government of the Republic of Moldova wherein it advised the Company that it does not intend to renew the Supply Agreement which, unless renewed, expires by its terms on April 29, 2006. The Company does not believe that such non-renewal notice was sent timely under the applicable provisions of the Supply Agreement. However, inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended on April 29, 2006, the Company will have no source of revenues as a consequence of the expiration of such Agreement. Such event will have a material adverse effect on Intercomsoft and the Company.

(b)	The Company has terminated its agreement with Supercom Limited.

          Pursuant to a Sales Agreement between Intercomsoft and Supercom Limited (“Supercom”) dated August 25, 1995, as amended, Supercom supplied the equipment, software, technology and consumables utilized by Intercomsoft for the production of computerized documents under the Supply Agreement. Pursuant to this agreement, Intercomsoft is provided with the guidance and support required for the installation and operation of the equipment, as well as the materials required for its maintenance.

          On March 24, 2005, Intercomsoft and Supercom entered into a Termination Agreement, terminating the Sales Agreement. Notwithstanding, pursuant to the terms of the Termination Agreement, Supercom, in consideration of certain payments to be made to it, agreed to continue to supply Moldova with such equipment, consumables, software and technology during the remaining term of the Supply Agreement, pursuant to the requirements of the Supply Agreement. Supercom agreed not to take any action, directly or indirectly, to interfere with Intercomsoft’s contractual rights with Moldova or to, in any way, cause Moldova to terminate or not renew the Supply Agreement and agreed to pay to Intercomsoft certain amounts specified in the Termination Agreement as liquidated damages in the event of any breach or default by Supercom thereunder.

(c)	The Company is not pursuing development of its aluminum-air fuel cell technology.

          Through a joint venture with Aluminum-Power, Inc. (“API”), the Company’s majority shareholder, the Company pursued research and development of its aluminum-air fuel cell technology it acquired in the first quarter of 2001. Such research and development was suspended in the second quarter of 2003. The Company does not intend to pursue the development of such technology in the future.

NOTE 3-PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Amount	Life

Document processing equipment	$170,000	5 years

Less accumulated depreciation	98,000

	$72,000

NOTE 4-SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 shares of $0.01 par value common stock, of which 100,472,328 shares were issued and outstanding as of December 31, 2005.

The Company has authorized 10,000 shares of $1.00 par value shares of Preferred Stock, none of which were issued and outstanding as of December 31, 2005.

NOTE 5-RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

The Company’s employment agreement with Boris Birshtein, its Chairman of the Board of Directors, expired December 31, 2003 and was not renewed. Pursuant to a letter agreement dated March 10, 2004 between the Company and Mr. Birshtein, Mr. Birshtein agreed to continue to serve as the Company’s Chairman of the Board of Directors on a month-to-month basis.Mr. Birshtein’s compensation for the year ended December 31, 2005 aggregated $454,000, which is included in General and Administrative Expenses on the accompanying consolidated statement of operations. In addition, Mr. Birshtein was paid $581,976 for accrued compensation relating to prior years. The Company paid $672,000 for the year ended December 31, 2005 to a company owned and controlled by Mr. Birshtein, $422,000 of which related to consulting services and the balance of which was reimbursement of expenses.

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

          A summary of option activity is as follows:

	Inside Plan	Outside Plan	Total

Balance – January 1, 2004	2,470,000	2,550,000	5,020,000

Granted	2,870,000	—	2,870.000

Exercised	—	—	—

Cancelled	(870,000)	(200,000)	(1,070,000)

Balance – December 31, 2004	4,470,000	2,350,000	6,820,000

Granted	1,000,000	3,000,000	4,000,000

Exercised	—	—	—

Cancelled	—	(100,000)	(100,000)

Balance – December 31, 2005	5,470,000	5,250,000	10,720,000

          The following table summarizes information regarding stock options outstanding at December 31, 2005:

Exercise Price Range	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable

$ 0.01	7,070,000	3.9	0.01	6,070,000

$ 0.21	2,250,000	1.4	0.21	2,250,000

$ 0.50	1,050,000.5		0.50	1,050,000

$ 1.00 - 1.25	350,000.6		1.25	350,000

          The per share weighted average fair value of stock options granted during the fiscal year ended December 31, 2005 was $.01. 1,000,000 options were granted during the year ended December 31, 2005. The fair value of these options was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	3.50%
Expected volatility of common stock	162.24%
Dividend yield	0.00%
Expected option term	4.1 years

          The Company applies APB 25 in accounting for stock options granted under its 2001 Omnibus Plan, an amended and, accordingly, no compensation costs have been recognized in the Company’s financial statements for options granted in 2004 and 2005. If, under SFAS 123, the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share for the years ended December 31, 2005 and 2004 would have been reduced to the pro forma amounts as follows:

	2005	2004

Net Earnings:

As reported	$455,000	$225,000

Pro forma	360,000	196,000

Basic Earnings per Share:

As reported	.005	.002

Pro forma	.004	.002

Diluted Earnings per Share

As reported	.005	.002

Pro forma	.004	.002

(b) In February 2000 the Company issued three warrants to purchase a total of 1,400,000 shares of its common stock to three of its then officers. One of such warrants entitling the holder to purchase 400,000 shares of common stock was cancelled on January 28, 2003. The remaining warrants expired on February 27, 2005.

NOTE 7-INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	December 31, 2005	December 31, 2004

Income tax (benefit) at statutory rate of 34%	$155,000	$64,000

Net operating loss carryforward (used) not utilized	(155,000)	(64,000)

	$—	$—

	December 31, 2005	December 31, 2004

Deferred tax assets (liabilities):

Amortization of intangibles	$(2,865,000)	$(2,330,000)

Net operating loss carryforward	1,915,000	2,070,000

Capital loss carryforward	2,706,000	2,706,000

	1,756,000	2,446,000

Valuation allowance (see Note 1)	(1,756,000)	(2,446,000)

	$—	$—

NOTE 8-SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, which produces computerized identification documents, and general and administrative expenses incurred for corporate purposes.

YEAR ENDED DECEMBER 31, 2005

	Intercomsoft	Corporate and Administrative	Total

Net sales	$8,129,000	$—	$8,129,000

Operating expenses	5,623,000	2,051,000	7,674,000

Net income (loss)	$2,506,000	$(2,051,000)	$455,000

YEAR ENDED DECEMBER 31, 2004

	Intercomsoft	Corporate and Administrative	Total

Net sales	$4,858,000	$—	$4,858,000

Operating expenses	3,094,000	1,539,000	4,633,000

Net income (loss)	$1,764,000	$(1,539,000)	$225,000

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          Our officers are elected by, and serve at the pleasure of, our Board of Directors. The names and ages of our directors and executive officers as of December 31, 2005, are set forth below. Our By-laws provide for not less than three and not more than fifteen directors.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	58	Chairman of the Board of Directors

Yuri Benenson	51	Director; Chief Executive Officer

Walter J. Perchal	54	Director

Jack Braverman	37	Director; Chief Financial Officer

Background of Executive Officers and Directors

          Boris Birshtein has served as our Chairman of the Board of Directors since January 1998. Since 1994, Mr. Birshtein has been the Chairman of the Board of Directors of Banca Commercialia pe Actiuni “Export Import” and since 1997 he has been the Chairman of the Board and principal shareholder of Royal HTM Group, Inc. Since 1999, Mr. Birshtein has served as the Chairman of Eontech Group Inc., of which he is the principal shareholder and of Aluminum-Power Inc., our majority shareholder. Since 1996 Mr. Birshtein has served as the Chairman of World Assets (Media) Inc. Mr. Birshtein holds PhDs in Philosophy and Economics.

          Yuri Benenson has served as a member of our Board of Directors and our Chief Executive Officer since May 2003. Since 1997 Mr. Benenson has served as a member of the Board of Directors of Banca Commerciala pe Actiuni “Export Import” Bank and as Vice President of EXIM Asint, S.A., both of which are our former subsidiaries, and from January 2004 has served as a member of the management team of Intercomsoft Limited, our subsidiary. Mr. Benenson holds a masters degree in Finance and Economics from Vilnius State University.

          Walter J. Perchal has served as member of our Board of Directors since February 2001. Since 1997, Mr. Perchal has served as the President and Chief Executive Officer of IC Inc., a consulting firm, which provides consulting services in North America, Europe and Asia. For the past 23 years, Mr. Perchal has served as an adjunct Professor at York University in Toronto, Canada.

          Jack Braverman has served as a member of our Board of Directors and our Chief Financial Officer since January 2004. Mr. Braverman has worked with Mr. Birshtein, his uncle and our Chairman of the Board, in a number of capacities since 1997, including his service as President of Eontech Group, Inc. from July 1999 to date, President of Royal HTM Group, Inc. from December 1997 to April 2001 and as Vice President and Chief Financial Officer of Royal HTM Group, Inc. from April 2001 to date, as well as serving as Vice President of Aluminum-Power Inc, our majority shareholder, since January 2001. Mr. Braverman holds a BA in Economics from the University of Western Ontario.

Section 16(a) Beneficial Ownership Reporting Compliance

          We are not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10.	EXECUTIVE COMPENSATION

          For the fiscal years ended December 31, 2005 and 2004, the following individuals received the following compensation for services rendered to us. See “Management - Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation			Long Term Compensation

					AWARDS

Name & Principal Position	Year	Salary ($)	Other Annual Compensation ($)		Securities Underlying Options/ SARs	All Other Compensation

Boris Birshtein	2004	$276,570	$21,600	(1)	—	—
Chairman of the Board	2005	$276,570	$199,100	(2)		$581,976	(3)

Yuri Benenson	2004	—			—	—
Chief Executive Officer	2005	—			—	—

Jack Braverman	2004	—			500,000 (4)
Chief Financial Officer	2005	$76,170

(1)	Monthly expense allowance of $1,800 totaling $21,600 annually.

(2)	Reflects payment of a bonus of $177,500 and a monthly expense allowance of $1,800 totaling $21,600 annually.

(3)	Reflects the payment of $581,976 in accrued compensation for services rendered in prior periods.

(4)

Represents 500,000 shares of common stock issuable upon the exercise of a warrant granted on November 2, 2004 under our 2001 Option Plan, as amended, with an expiration date of November 3, 2009 and an exercise price of $0.01 per share.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

          In 2005 there were 1,000,000 options granted pursuant to the 2001 Omnibus Plan, as amended, none of which were issued to officers or directors. No outstanding options were exercised during 2005.

Compensation of Directors

          All of our outside Directors are entitled to receive an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period. During the fiscal year ended December 31, 2005, there were no such payments made to any outside Director.

          Mr. Birshtein has served as our Chairman of the Board since January 1998. He was compensated for such services in 2005 pursuant to a letter agreement between he and us dated March 10, 2004 which provides for, among other things, a monthly consulting fee of $23,047. Mr. Birshtein’s compensation for the past two years is set forth in the Summary Compensation Table above.

Employment Agreements

          The employment agreement with Boris Birshtein, our Chairman of the Board of Directors, expired on December 31, 2003 and was not renewed.

          Because such employment agreement was not renewed when it expired, pursuant to the terms of such agreement we were obligated to make a lump sum severance compensation payment to Mr. Birshtein of $414,674 which was included in our consolidated balance sheet under current liabilities for 2003 and 2004 and was paid in full to Mr. Birshtein in 2005.

          Although the employment agreement terminated on December 31, 2003, pursuant to a letter agreement dated March 10, 2004 between he and us, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement including, among other things, a monthly consulting fee of $23,047. Additionally, Mr. Birshtein receives a monthly expense allowance of $1,800. Additional compensation paid to Mr. Birshtein is set forth in the Summary Compensation Table above.

2001 Omnibus Plan, As Amended

          In January 2001, our Board of Directors adopted the 2001 Omnibus Plan, which became effective in February 2001 after stockholder approval. In June 2001, our Board of Directors approved a resolution to increase the maximum aggregate number of shares that may be issued under the 2001 Omnibus Plan. Thereafter, the stockholders approved the increase of the authorized number of shares issuable pursuant to the 2001 Omnibus Plan from 4,000,000 shares to 10,000,000 shares. This amendment became effective in August 2001.

Summary of 2001 Omnibus Plan, as amended

          Qualified directors, officers, employees, consultants and advisors of ours and our subsidiaries are eligible to receive (a) stock options (“Options”), which may be designated as nonqualified stock options (“NQSOs”) or incentive stock options (“ISOs”), (b) stock appreciation rights (“SARs”), (c) restricted stock awards (“Restricted Stock”), (d) performance awards (“Performance Awards”) or (e) other forms of stock-based incentive awards (collectively, the “Awards”). A director, officer, employee, consultant or advisor who has been granted an Option is referred to herein as an “Optionee” and a director, officer, employee, consultant or advisor who has been granted any other type of Award is referred to herein as a “Participant.”

          The Omnibus Committee administers the 2001 Omnibus Plan, as amended, and has full discretion and exclusive power to (a) select the directors, officers, employees, consultants and advisors who will participate in the 2001 Omnibus Plan, as amended, and grant Awards to such directors, officers, employees, consultants and advisors, (b) determine the time at which such Awards shall be granted and the terms and conditions with respect to such Awards to the extent not inconsistent with the provisions of the 2001 Omnibus Plan, as amended, and (c) resolve all questions relating to the administration of the 2001 Omnibus Plan, as amended. Members of the Omnibus Committee receive no compensation for their services in connection with the administration of the 2001 Omnibus Plan, as amended.

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

          The Omnibus Committee determines the price of each such Award and may accept any lawful consideration.

          The Omnibus Committee may at any time, amend, suspend or terminate the 2001 Omnibus Plan, as amended; provided, however, that (a) no change in any Awards previously granted may be made without the consent of the holder thereof and (b) no amendment (other than an amendment authorized to reflect any merger, consolidation, reorganization or the like to which we are a party or any reclassification, stock split, combination of shares or the like) may be made increasing the aggregate number of shares of the common stock with respect to which Awards may be granted or changing the class of persons eligible to receive Awards, without the approval of the holders of a majority of our outstanding voting shares.

          In the event a Change in Control (as defined in the 2001 Omnibus Plan, as amended) occurs, then, notwithstanding any provision of the 2001 Omnibus Plan, as amended, or of any provisions of any Award agreements entered into between any Optionee or Participant and us to the contrary, all Awards that have not expired and which are then held by any Optionee or Participant (or the person or persons to whom any deceased Optionee’s or Participant’s rights have been transferred) shall, as of the date of such Change of Control, become fully and immediately vested and exercisable and may be exercised for the remaining term of such Awards.

          If we became a party to any merger, consolidation, reorganization or the like, the Omnibus Committee has the power to substitute new Awards or have the Awards be assumed by another corporation. In the event of a reclassification, stock split, combination of shares or the like, the Omnibus Committee shall conclusively determine the appropriate adjustments.

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

          As of December 31, 2005,of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, options to acquire 5,470,000 shares of our common stock were outstanding.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be the beneficial owners of more than 5% of our common stock as of December 31, 2005, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

	As of December 31, 2005 (1)

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER		PERCENT OF CLASS

Boris Birshtein 1285 Avenue of the Americas, 35th Floor New York, New York, 10019	83,422,000	(2)(3)	83%

Aluminum-Power Inc. 87 Scollard Street Toronto, Ontario M5R 1G4	75,275,000	(2)	75%

Yuri Benenson 1285 Avenue of the Americas, 35th Floor New York, NY10019	—		—

Jack Braverman 1285 Avenue of the Americas, 35th Floor New York, NY 10019	500,000	(4)	.5%

Walter J. Perchal 1285 Avenue of the Americas, 35th Floor New York, New York, 10019	75,275	(5)	.07%

P.L.T. International, Inc 87 Scollard Street Toronto, Ontario M5R 1G4	8,225,000		8%

All Executive Officers and Directors as a Group (4 persons) (6)	83,922,000		84%

(1)

Based on a total of 111,192,238 shares of common stock, which includes: (i) 100,472,328 shares of common stock issued and outstanding as of December 31, 2005; (ii) options to purchase 5,470,000 shares of our common stock granted pursuant to the 2001 Omnibus Plan, as amended; and, (iii) options to purchase 5,250,000 shares of our common stock granted outside of the 2001 Omnibus Plan, as amended.

(2)

Mr. Birshtein is an indirect owner of Aluminum-Power Inc., our majority shareholder, that own 75,275,000 shares of our common stock Aluminum-Power Inc.’s majority shareholder is Eontech Group Inc. of which Birshtein Holdings, Ltd. is the majority owner. Mr. Birshtein directly controls Birshtein Holdings, Ltd.

(3)

Represents 4,237,000 shares of our common stock owned directly by Mr. Birshtein; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and, 75,275,000 shares of our common stock owned by Aluminum-Power Inc.

(4)

Represents an option granted on November 2, 2004, under our 2001 Omnibus Plan, as amended, to purchase up to 500,000 shares of our common stock. Such option has a term of five years and an exercise price of $0.01 per share.

(5)	Represents ownership of approximately 1% of Aluminum-Power Inc., the owner of 75,275,000 shares of our common stock.

(6)	Includes Messrs. Birshtein, Benenson, Braverman and Perchal.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          During 2005, in addition to his compensation of $276,570, we paid our Chairman of the Board a bonus of $177,500 and $581,976 in accrued compensation that was due to him for services provided by him to us in prior years.

          During 2005 we engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by our Chairman of the Board, to render certain business development services to us. During 2005, $671,631 was paid to Royal HTM Group, Inc. for such services, $421,898 of which was consulting fees and $249,733 of which was reimbursement of business expenses.

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

10(vi)	March 24, 2005 Termination Agreement between Intercomsoft Limited and Supercom Limited (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005).

21	Subsidiaries of the Registrant.

23	Consent of Paritz & Company, P.A.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	We filed Current Reports on Form 8-K on March 28, 2005 and February 20, 2006 which are incorporated herein by reference thereto.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of April, 2006.

TRIMOL GROUP, INC.

By:	/s/ Yuri Benenson

Name:	Yuri Benenson
Title:	Chief Executive Officer and Director

By:	/s/ Jack Braverman

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Boris Birshtein	Date: April 13, 2006

Name:	Boris Birshtein
Title:	Chairman of the Board and Director

By:	/s/ Yuri Benenson	Date: April 13, 2006

Name:	Yuri Benenson
Titles:	Chief Executive Officer and Director

By:	/s/ Jack Braverman	Date: April 13, 2006

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

By:	/s/ Walter Perchal	Date: April 13, 2006

Name:	Walter Perchal
Title:	Director