Form 10QSB
period 2006-03-31
TRIMOL GROUP INC
filed 2006-05-22
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2006

Commission file number: 000-26971

TRIMOL GROUP, INC.
(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE

(State or other Jurisdiction of Incorporation or Organization)

13-3859706

(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor

New York, New York 10019

(Address of principal executive offices)

(212) 554-4394

(Issuer’s Telephone Number)

As of March 31, 2006, there were 100,472,328 issued and outstanding shares of the Company’s common stock.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. ☐ Yes ☒ No

TRIMOL GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

For the period ended March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of

Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of March 31, 2006 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

PARITZ & COMPANY, P.A.

Hackensack, New Jersey

Date: May 12, 2006

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$3,000	$14,000
Accounts receivable	1,210,000	646,000

TOTAL CURRENT ASSETS	1,213,000	660,000

Property and equipment, net	64,000	72,000

TOTAL ASSETS	$1,277,000	$732,000

LIABILITIES

Current liabilities:
Trade accounts payable	$46,000	$267,000
Accrued expenses	1,156,000	545,000

TOTAL CURRENT LIABILITIES	1,202,000	812,000

SHAREHOLDERS’ EQUITY (DEFICIENCY)	75,000	(80,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,277,000	$732,000

 The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

REVENUES	$1,700,000	$2,019,000

OPERATING EXPENSES
Cost of revenues	498,000	392,000
Marketing and promotion	569,000	712,000
Other operating expenses	478,000	431,000

TOTAL OPERATING EXPENSES	1,545,000	1,535,000

NET INCOME	$155,000	$484,000

Net income per share (basic and diluted)	.0015	.005

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	100,472,000	100,472,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$155,000	$484,000

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Depreciation of property and equipment	8,000	8,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(564,000)	(46,000)
Accounts payable	(221,000)	(174,000)
Accrued expenses	611,000	104,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	(11,000)	376,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments to related parties	—	(383,000)

NET CASH USED IN FINANCING ACTIVITIES	—	(383,000)

INCREASE (DECREASE) IN CASH	(11,000)	(7,000)

CASH – BEGINNING OF PERIOD	14,000	35,000

CASH – END OF PERIOD	$3,000	$28,000

 The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Intercomsoft’s only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten (10) year Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

On or about February 11, 2006, the Company received notice from the Government of the Republic of Moldova wherein it advised the Company that it does not intend to renew the Supply Agreement which, unless renewed, expires by its terms on April 29, 2006. The Company does not believe that such non-renewal notice was sent timely under the applicable provisions of the Supply Agreement. However, inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended, the Company will have no source of revenues as a consequence of the expiration of such Agreement. Such event will have a material adverse effect on Intercomsoft and the Company.

The Company also has an exclusive worldwide license to an aluminum-air fuel cell technology solely for use with consumer portable electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. All research and development on the aluminum-air fuel cell technology was suspended in the second quarter 2003. The Company does not intend to pursue the development of such technology in the future.

As of the first quarter 2006, Intercomsoft is the Company’s only operating entity.

NOTE 3 - RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

(a)	The Company’s sole revenue is from Intercomsoft which has received a notice of non-renewal of its only revenue generating agreement.

The Company’s sole revenue source for the three month period ended March 31, 2006 was from Intercomsoft whose only customer is the Republic of Moldova’s Ministry of Economics to which it supplies its goods and services pursuant to the April 29, 1996 Contract on Leasing Equipment and Licensing Technology between the Government and Intercomsoft (“Supply Agreement”) with the Government of Moldova. A former Republic of the Soviet Union, Moldova’s political and economic situation has historically been unstable.

On or about February 11, 2006, the Company received notice from the Government of the Republic of Moldova wherein it advised the Company that it does not intend to renew the Supply Agreement which, unless renewed, expires by its terms on April 29, 2006. The Company does not believe that such non-renewal notice was sent timely under the applicable provisions of the Supply Agreement. However, inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended, the Company will have no source of revenues as a consequence of the expiration of such Agreement. Such event will have a material adverse effect on Intercomsoft and the Company.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

The Company’s employment agreement with Boris Birshtein, its Chairman of the Board of Directors, expired December 31, 2003 and was not renewed. Pursuant to a letter agreement dated March 10, 2004 between the Company and Mr. Birshtein, Mr. Birshtein agreed to continue to serve as the Company’s Chairman of the Board of Directors on a month-to-month basis. Mr. Birshtein’s compensation for the three months ended March 31, 2006 aggregated $69,143, which is included in General and Administrative Expenses on the accompanying consolidated statement of operations.

The Company incurred expenses of $204,247 for the three months ended March 31, 2006 to a company owned and controlled by Mr. Birshtein.

NOTE 5 - COMMITMENTS AND GENERAL COMMENTS

During the three months ended March 31, 2006, the Company did not issue any options to purchase its common stock. As of March 31, 2006, the total options outstanding were 10,220,000, of which 4,970,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, which produces secure essential government identification documents, and general and administrative expenses incurred for corporate purposes.

THREE MONTHS ENDED MARCH 31, 2006

		Corporate and
	Intercomsoft	Administrative	Total

Net sales	$1,700,000	$—	$1,700,000
Operating expenses	1,096,000	449,000	1,545,000
Net income (loss)	$604,000	$(449,000)	$155,000

THREE MONTHS ENDED MARCH 31, 2005

		Corporate and
	Intercomsoft	Administrative	Total

Net sales	$2,019,000	$—	$2,019,000
Operating expenses	1,147,000	312,000	1,535,000
Net income (loss)	$872,000	$(312,000)	$484,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

PLAN OF OPERATION

General

We operate Intercomsoft, Ltd. (“Intercomsoft”), a wholly owned subsidiary acquired by us in the second quarter of 1998. Intercomsoft is a technology-intensive company engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

Although it is interested in developing other opportunities, Intercomsoft’s only customer at present, and since 1996, is the Government of the Republic of Moldova, pursuant to a ten (10) year Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

To support its efforts in the Republic of Moldova, Intercomsoft has utilized a proprietary technology provided by Supercom, Ltd. (“Supercom”) pursuant to a Sales Agreement between it and Supercom dated August 25, 1995, as amended. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, and in consideration of certain payments to be made to it, Supercom agreed to continue to supply the Government with such equipment, consumables, software and technology during the remaining term of the Supply Agreement. Except and as to the extent provided under the Termination Agreement, Intercomsoft has no other rights to Supercom’s proprietary technology as referred to above.

On or about February 11, 2006, we received notice from the Government of the Republic of Moldova that it did not intend to renew the Supply Agreement which, unless renewed, expires by its terms on April 29, 2006. We believe that such notice of non-renewal was not timely under the applicable provisions of the Supply Agreement and we intend to contest the claimed non-renewal of such Agreement. However, inasmuch as our only current source of revenue is derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended, we will have no source of revenues as a consequence of the expiration of such Agreement. This event will have a material adverse effect on Intercomsoft as well as on us.

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

From the time we acquired such aluminum-air fuel cell technology in January 2001 through the second quarter of 2003 we engaged in research, development ad marketing efforts in connection with such technology. In addition, we actively sought strategic business partners to commercialize the technology and pursued prosecution of our patent applications resulting in the issuance by the US Patent and Trademark Office of two patents on such technology.

However, we have not actively pursued development of this technology since the second quarter of 2003 and do not intend to further pursue the development of such technology.

RESULTS OF OPERATIONS

General

During the three month period ended March 31, 2006, our operations consisted solely of the activities of Intercomsoft.

As more fully described above, Intercomsoft currently operates in and derives its revenues solely from services performed for the Government of the Republic of Moldova pursuant to a Supply Agreement with such Government which, unless renewed, expires by its term on April 29, 2006.

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

During the three months ended March 31, 2006, we generated revenues resulting solely from Intercomsoft’s production of government documents in the Republic of Moldova of approximately $1,700,000 as compared to $2,019,000 for the same period in 2005, a decrease of $319,000, or approximately 16%. The decrease in revenue was the result of a lower incidence of passport and identification document issuance and renewal in the current period than in the comparative period in 2005.

During the three months ended March 31, 2006, Intercomsoft’s costs associated with generating these revenues were $498,000 or 29% of revenues, as compared to $392,000, or 19% of revenues, for the same period in 2005.

General and administrative expenses for the three months ended March 31, 2006, were approximately $478,000, which consisted of $29,000 of Intercomsoft expenses and $449,000 of general corporate and administrative expenses. For the same period in 2005, general and administrative expenses aggregated approximately $431,000, which consisted of $43,000 of Intercomsoft expenses and $388,000 of general corporate and administrative expenses. General corporate and administrative expenses increased $47,000 in the three months ended March 31, 2006 as compared to the same period in 2005 due to expenses incurred to Royal HTM Group, Inc., a company owned and controlled by our Chairman of the Board, for certain consulting services and business expenses relating to business development.

Public relations, marketing and advertising expenses for the three months ended March 31, 2006 were $569,000, compared to $712,000 in the same period in 2005, a decrease of $143,000, or 20%. All of such expenses were related to efforts to expand the use of Intercomsoft’s services. The decrease in such expenses resulted from a decrease in commissions and fees incurred pursuant to various marketing agreements, which are based on revenue generated in the period.

We had net income from operations of approximately $155,000 for the three month period ended March 31, 2006, as compared to net income of approximately $484,000 for the same period in 2005, a decrease of $329,000, which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

Assuming the expiration and non-renewal of Intercomsoft’s Supply Agreement in April 2006, our sole source of income will end. If the Supply Agreement is not renewed, we will need to pursue future business opportunities in order to sustain continued operations.

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

Our Chief Executive Officer and Chief Financial Officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information required to be included in our periodic SEC filings.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

There were no options issued during the three month period ended March 31, 2006, however there were options to purchase 100,000 shares of our common stock which were cancelled during such period. As of March 31, 2006, the total number of shares of our common stock reserved for issuance under options outstanding was 10,220,000, of which options to purchase 4,970,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, and in consideration of certain payments to be made to it, Supercom agreed to continue to supply the Government with such equipment, consumables, software and technology during the remaining term of the Supply Agreement. Except and as to the extent provided under the Termination Agreement, Intercomsoft has no other rights to Supercom’s proprietary technology as referred to above.

On or about February 11, 2006, we received notice from the Government of the Republic of Moldova that it did not intend to renew the Supply Agreement which, unless renewed, expires by its terms on April 29, 2006. We believe that such notice of non-renewal was not timely under the applicable provisions of the Supply Agreement and we intend to contest the claimed non-renewal of such Agreement. However, inasmuch as our only current source of revenue is derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended, we will have no source of revenues as a consequence of the expiration of such Agreement. This event will have a material adverse effect on Intercomsoft as well as on us.

During the three month period ended March 31, 2006, we incurred $204,247 in consulting fees and expenses to Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by our Chairman of the Board, in connection with certain business services performed by Royal HTM Group, Inc. on our behalf.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed below are filed as part of this Quarterly Report for the period ended March 31, 2006.

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

There were no Reports on Form 8-K filed in the three month period ended March 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: May 22, 2006	By: /s/ Yuri Benenson
Name:Yuri Benenson
Title: Chief Executive Officer

By: /s/ Jack Braverman
Name: Jack Braverman
Title: Chief Financial Officer