Form 10QSB
period 2006-06-30
TRIMOL GROUP INC
filed 2006-08-21
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2006

Commission file number: 000-26971

TRIMOL GROUP, INC.

(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE

(State or other Jurisdiction of Incorporation or Organization)

13-3859706

(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor

New York, New York 10019

(Address of principal executive offices)

(212) 554-4394

(Issuer’s Telephone Number)

As of June 30, 2006, there were 100,472,328 issued and outstanding shares of the Company’s common stock.

Transitional Small Business Disclosure Format (Check one):     ☐ Yes      ☒ No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934.     ☐ Yes     ☒ No

TRIMOL GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

For the period ended June 30, 2006

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	3
INDEPENDENT ACCOUNTANTS’ REVIEW REPORT	4
CONSOLIDATED BALANCE SHEET	5
CONSOLIDATED STATEMENT OF OPERATIONS	6
CONSOLIDATED STATEMENT OF CASH FLOWS	7
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 2.	CHANGES IN SECURITIES	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	19

SIGNATURES	20

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of

Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of June 30, 2006 and the related consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s only customer has notified the Company that it does not intend to renew its contract that expired April 29, 2006. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $411,000. These circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

PARITZ & COMPANY, P.A.

Hackensack, New Jersey

Date: August 3, 2006

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS

Current assets:
Cash	$2,000	$14,000
Accounts receivable (See Note 3)	1,571,000	646,000

TOTAL CURRENT ASSETS	1,573,000	660,000

Property and equipment, net	55,000	72,000

TOTAL ASSETS	$1,628,000	$732,000

LIABILITIES

Current liabilities:
Trade accounts payable	$—	$267,000
Accrued expenses	1,918,000	545,000
Due to related parties	66,000	—

TOTAL CURRENT LIABILITIES	1,984,000	812,000

SHAREHOLDERS’ DEFICIENCY	(356,000)	(80,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,628,000	$732,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

REVENUES (See Note 3)	$2,211,000	$4,234,000	$511,000	$2,215,000

OPERATING EXPENSES:
Cost of revenues	593,000	1,283,000	95,000	891,000
Marketing and promotion	1,003,000	1,512,000	434,000	800,000
Other operating expenses	891,000	1,174,000	413,000	743,000

TOTAL OPERATING EXPENSES	2,487,000	3,969,000	942,000	2,434,000

NET INCOME (LOSS)	$(276,000)	$265,000	$(431,000)	$(219,000)

Net income (loss) per share (basic and
diluted)	(.003)	.003	(.004)	(.002)

WEIGHTED AVERGE NUMBER OF
SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(276,000)	$265,000

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:

Depreciation of property and equipment	17,000	17,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(925,000)	(135,000)
Accounts payable	(267,000)	687,000
Accrued expenses	1,373,000	(260,000)

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES	(78,000)	574,000

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	66,000	(582,000)

NET CASH USED IN FINANCING ACTIVITIES	66,000	(582,000)

INCREASE (DECREASE) IN CASH	(12,000)	(8,000)

CASH - BEGINNING OF PERIOD	14,000	35,000

CASH - END OF PERIOD	$2,000	$27,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of June 30, 2006 and for the six and three month periods ended June 30, 2006 and 2005 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

Intercomsoft utilizes a technology provided by Supercom, Ltd. (“Supercom”), pursuant to a Sales Agreement dated August 25, 1995, as amended. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, and in consideration of certain payments to be made to it, Supercom agreed to continue to supply such equipment, consumables, software and technology required by Intercomsoft during the remaining term of the Supply Agreement, as hereinafter defined.

Intercomsoft’s only customer is the Government of the Republic of Moldova, pursuant to a ten (10) year Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

On or about February 11, 2006, the Company received a notice from the Government of the Republic of Moldova wherein it advised the Company that it does not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. The Company does not believe that such non-renewal notice was sent timely under the applicable provisions of the Supply Agreement and has contested such non-renewal notice.

On June 27, 2006, the Company and Intercomsoft commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. As a consequence of discussions with counsel to the defendants in this action, the Company withdrew the action in August 2006, without prejudice to its rights to reinstate it in the United States courts, and intends to submit its claims against the defendants before an arbitration tribunal in Switzerland. There can be no assurance as to the outcome of such arbitration proceeding.

However, inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended, the Company will have no source of revenues as a consequence of the expiration of such Agreement. Such event will have a material adverse effect on Intercomsoft and the Company.

Currently, other than activities in connection with the Supply Agreement noted above, Trimol is not engaged in any other business activities.

NOTE 3 - RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

The Company has no current source of revenue

The Company’s sole revenue source for the three and six months ended June 30, 2006 was from Intercomsoft whose only customer is the Republic of Moldova’s Ministry of Economics to which it supplies its goods and services pursuant to the April 29, 1996 Supply Agreement between the Government of Moldova and Intercomsoft..

On or about February 11, 2006, the Company received a notice from the Government of the Republic of Moldova advising the Company that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. The Company does not believe that such non-renewal notice was sent timely under the applicable provisions of the Supply Agreement. However, inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, as of April 29, 2006, the Company has no source of revenue as a consequence of the expiration of such Agreement. Although the Company has contested Moldova’s notice of non-renewal of the Supply Agreement, there can be no assurance as to the outcome of such dispute If the Government of the Republic of Moldova does not recognize the renewal of the Supply Agreement, such event will have a material adverse effect on Intercomsoft and the Company.

The accompanying consolidated balance sheet shows that, as of June 30, 2006, the Company has trade accounts receivable in the amount of $1,571,000. Such amount is for services rendered to the Government of Moldova under the Supply Agreement through April 29, 2006. The $1,571,000 is exclusive of contractually agreed upon interest for late payments as well as certain contractual adjustments that the Government of Moldova has informed the Company are due in the approximate amount of $600,000.

Among the Company’s claims against Moldova, as more detailed in Note 2, is a claim for non-payment for all of the essential government documents produced under the Supply Agreement during the four month period commencing January 2006 and ending in April 2006. Based, in part, upon records issued by Moldova, the Company believes the amount due for this period, together with contractually agreed upon interest for late payments, is in excess of $2,500,000. As of the date of this Report, Moldova has not provided any reason to the Company for non-payment of the amount due for the production of these documents under the Supply Agreement. In the opinion of management, this receivable is valid and fully collectible

The Company has terminated its agreement with Supercom Limited.

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

The Company has no current business activities.

On June 27, 2006, the Company and Intercomsoft commenced an action in the United States

District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. Additionally, the Company has contested Moldova’s notice of non-renewal of the Supply Agreement. The action was withdrawn in August 2006, without prejudice, and the Company intends to submit its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova before an arbitration tribunal in Switzerland. There can be no assurance as to the outcome of such arbitration proceeding.

Currently, other than activities in connection with the Supply Agreement, Trimol is not engaged in any other business activities.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

During the three months ended June 30, 2006, the Company borrowed $66,000 from Boris Birshtein, the Company’s Chairman of the Board, and a company owned and controlled by Mr. Birshtein. This loan is non-interest bearing and due on demand.

The Company’s employment agreement with Mr. Birshtein expired December 31, 2003 and was not renewed. Pursuant to a letter agreement dated March 10, 2004 between the Company and Mr. Birshtein, Mr. Birshtein agreed to continue to serve as the Company’s Chairman of the Board of Directors on a month-to-month basis. Mr. Birshtein’s compensation for the six months ended June 30, 2006 aggregated $138,000, which is included in General and Administrative Expenses on the accompanying consolidated statement of operations.

The Company incurred expenses of $318,000 for the six months ended June 30, 2006 to a company owned and controlled by Mr. Birshtein

NOTE 5 - COMMITMENTS AND GENERAL COMMENTS

During the six months ended June 30, 2006, the Company did not issue any options to purchase its common stock. As of June 30, 2006, the total options outstanding were 10,720,000, of which 5,470,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, which produces secure essential government identification documents, and general and administrative expenses incurred for corporate purposes.

SIX MONTHS ENDED JUNE 30, 2006

	Intercomsoft	Corporate and Administrative	Total

Net sales	$2,211,000	$—	$2,211,000
Operating expenses	1,650,000	837,000	$2,487,000

Net income (loss)	$561,000	$(837,000)	$(276,000)

SIX MONTHS ENDED JUNE 30, 2005

	Intercomsoft	Corporate and Administrative	Total

Net sales	$4,234,000	$—	$4,234,000
Operating expenses	2,871,000	1,098,000	3,969,000

Net income (loss)	$1,363,000	$(1,098,000)	$265,000

THREE MONTHS ENDED JUNE 30, 2006

	Intercomsoft	Corporate and Administrative	Total

Net sales	$511,000	$—	$511,000
Operating expenses	554,000	388,000	942,000

Net income (loss)	$(43,000)	$(388,000)	$(431,000)

THREE MONTHS ENDED JUNE 30, 2005

	Intercomsoft	Corporate and Administrative	Total

Net sales	$2,215,000	$—	$2,215,000
Operating expenses	1,724,000	710,000	2,434,000

Net income (loss)	$491,000	$(710,000)	$(219,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

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

Although it is interested in developing other opportunities, Intercomsoft’s only customer is the Government of the Republic of Moldova, pursuant to a ten (10) year Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

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

On or about February 11, 2006, we received notice from the Government of the Republic of Moldova that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. We believe that such notice of non-renewal was not timely under the applicable provisions of the Supply Agreement and are currently contesting the claimed non-renewal of such Agreement.

On June 27, 2006, together with Intercomsoft, we commenced an action in the

United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. Such amount includes approximately $2,500,000 that we believe is due to us for the four month period commencing January 2006 and ending in April 2006. The action was withdrawn in August 2006, without prejudice, and the Company intends to submit its claims to an arbitration tribunal in Switzerland. There can be no assurance as to the outcome of such arbitration tribunal.

If and to the extent that other such opportunities are presented to Intercomsoft in the future, we will be required to obtain substantial capital and technology in order to pursue any such opportunities. There can be no assurances that such capital, if and when needed, will be available to us, or that Intercomsoft will be able to acquire any technology required to implement any such opportunity.

However, inasmuch as our only current source of revenue is derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended, we will have no source of revenues as a consequence of the expiration of such Agreement. This event will have a material adverse effect on Intercomsoft as well as on us.

Currently, other than activities in connection with the Supply Agreement, Trimol is not engaged in any other business activities.

RESULTS OF OPERATIONS

General

During the three month period ended June 30, 2006, our operations consisted solely of the activities of Intercomsoft.

As more fully described above, Intercomsoft operates in and derives its revenues solely from services performed for the Government of the Republic of Moldova pursuant to a Supply Agreement with such Government which, unless renewed as provided therein, expired by its terms on April 29, 2006. We are currently contesting the Government’s non-renewal of such Supply Agreement.

Comparison of Three Month Period: June 30, 2006 to June 30, 2005

During the three months ended June 30, 2006, we generated revenues resulting solely from Intercomsoft’s production of government documents in the Republic of Moldova of approximately $511,000 as compared to $2,215,000 for the same period in 2005, a decrease of $1,704,000, or approximately 77%. The decrease in revenue in the comparative period in 2006 was the result of the disputed non-renewal of the Supply

Agreement on April 29, 2006, as previously noted.

Given such circumstances, we believe that our revenue for the three month period ended June 30, 2006 would have been significantly higher than noted above if the Republic of Moldova had complied with its contractual obligations under the Supply Agreement for payment of essential government documents produced during this period which is due to us as of April 29, 2006.

During the three months ended June 30, 2006, Intercomsoft’s costs associated with generating these revenues were $95,000 or 19% of revenues, as compared to $891,000, or 40% of revenues, for the same period in 2005. Costs associated with generating revenue were higher in the 2005 comparative period due to non-recurring costs incurred in such period.

General and administrative expenses for the three months ended June 30, 2006, were approximately $413,000, which consisted of $25,000 of Intercomsoft expenses and $388,000 of general corporate and administrative expenses. For the same period in 2005, general and administrative expenses aggregated approximately $743,000, which consisted of $33,000 of Intercomsoft expenses and $710,000 of general corporate and administrative expenses. General corporate and administrative expenses decreased $330,000 in the three months ended June 30, 2006 as compared to the same period in 2005 due to corporate overhead cutbacks resulting from the disputed non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

Public relations, marketing and advertising expenses for the three months ended June 30, 2006 were $434,000, compared to $800,000 in the same period in 2005, a decrease of $366,000, or 45%. All of such expenses were related to efforts to expand the use of Intercomsoft’s services. The decrease in such expenses resulted from a decrease in commissions and fees incurred pursuant to various marketing agreements, which are based on revenue generated in the period.

We had a net loss from operations of approximately $431,000 for the three month period ended June 30, 2006, as compared to a net loss of approximately $219,000 for the same period in 2005, an increased loss of $212,000, which resulted from all of the reasons set forth above.

Comparison of Six Month Period: June 30, 2006 to June 30, 2005

During the six months ended June 30, 2006, we generated revenues resulting solely from Intercomsoft’s production of government documents in the Republic of Moldova of approximately $2,211,000 as compared to $4,234,000 for the same period in 2005, a decrease of $2,023,000, or approximately 47%. The decrease in revenue in the comparative period in 2006 was the result of the disputed non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

Given such circumstances, we believe that our revenue for the six month period ended June 30, 2006 would have been significantly higher than noted above if the

Republic of Moldova had complied with its contractual obligations under the Supply Agreement for payment of essential government documents produced during this period which is due to us as of April 29, 2006.

During the six months ended June 30, 2006, Intercomsoft’s costs associated with generating these revenues were $593,000 or 27% of revenues, as compared to $1,283,000, or 30% of revenues, for the same period in 2005.

General and administrative expenses for the six months ended June 30, 2006, were approximately $891,000, which consisted of $54,000 of Intercomsoft expenses and $837,000 of general corporate and administrative expenses. For the same period in 2005, general and administrative expenses aggregated approximately $1,174,000, which consisted of $75,000 of Intercomsoft expenses and $1,099,000 of general corporate and administrative expenses. General corporate and administrative expenses decreased $283,000 in the six months ended June 30, 2006 as compared to the same period in 2005 due to corporate overhead cutbacks resulting from the disputed termination of the Supply Agreement on April 29, 2006, as previously noted.

Public relations, marketing and advertising expenses for the six months ended June 30, 2006 were $1,003,000, compared to $1,512,000 in the same period in 2005, a decrease of $509,000, or 34%. All of such expenses were related to efforts to expand the use of Intercomsoft’s services. The decrease in such expenses resulted from a decrease in commissions and fees incurred pursuant to various marketing agreements, which are based on revenue generated in the period.

We had a net loss from operations of approximately $276,000 for the six month period ended June 30, 2006, as compared to net income of approximately $265,000 for the same period in 2005, a decrease of $541,000, which resulted from all of the reasons set forth above.

Liquidity & Capital Resources

Intercomsoft’s Supply Agreement, if not renewed pursuant to the terms thereof, expired by its terms in April 2006. As a consequence of what we believe was an untimely notice of non-renewal of the Supply Agreement, Moldova discontinued payment to us for amounts due under the Supply Agreement and our sole source of revenue ended. Although we are vigorously contesting the non-renewal of the Supply Agreement, there can be no assurances as to the outcome such dispute. If the Supply Agreement is not renewed, we will need to pursue future business opportunities in order to sustain continued operations.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-

looking statements involve risk and uncertainty. Although we believe that the assumptions underlying all forward looking statements are reasonable, any assumptions could be inaccurate, and therefore, there can be no assurance that these statements will prove to be accurate. In light of these uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us, or anyone affiliated with us, that our objectives and plans will be achieved.

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

On June 22, 2006, together with Intercomosoft, our wholly owned subsidiary, we commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Republic of Moldova seeking damages and injunctive relief for various specified breaches of the Contract on Leasing Equipment and Licensing Technology dated April 29, 1996, as amended, between the Ministry of Economics of the Republic of Moldova and Intercomsoft (the “Supply Agreement”). The action seeks damages against the defendants in the aggregate amount of approximately Forty One Million Dollars ($41,000,000) as a consequence of such breaches, as well as injunctive relief against the defendants for continuing to utilize the equipment and technology licensed to defendants under the Supply Agreement or for otherwise engaging in activities competitive with us for the period specified in the applicable provisions of the Supply Agreement. As a consequence of discussions with counsel to the defendants in such action, the Company withdrew the action in August 2006, without prejudice to its rights to reinstate it in the United States courts, and intends to submit its claims against the defendants before an arbitration tribunal in Switzerland. There can be no assurance as to the outcome of such tribunal proceeding.

ITEM 2.	CHANGES IN SECURITIES

There were no options issued during the three and month periods ended June 30, 2006. There were no options to purchase shares of our common stock cancelled in the three month period ended June 30, 2006, however, there were options to purchase 100,000 shares of our common stock cancelled during the six month period ended June 30, 2006. As of June 30, 2006, the total number of shares of our common stock reserved for issuance under options outstanding was 10,220,000, of which options to purchase 4,970,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

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

During the six month period ended June 30, 2006 we borrowed $66,000 from Boris Birshtein, our Chairman of the Board, and a company owned and controlled by Mr. Birshtein, to meet on-going operational expenses. Such loan is non-interest bearing and is due on demand.

During the three and six month period ended June 30, 2006, we incurred $204,247 and $318,000, respectively, in consulting fees and expenses to Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by our Chairman of the Board, in connection with certain business services performed by Royal HTM Group, Inc. on our behalf.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed below are filed as part of this Quarterly Report for the period ended June 30, 2006.

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

There were three Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006, June 14, 2006 and June 27, 2006 in the three and six month periods ended June 30, 2006, each of which are incorporated herein by reference thereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: August 21, 2006	By: /s/ Yuri Benenson
Name:	Yuri Benenson
Title:	Chief Executive Officer

By: /s/ Jack Braverman
Name:	Jack Braverman
Title:	Chief Financial Officer