Form 10QSB
period 2006-09-30
TRIMOL GROUP INC
filed 2006-11-20
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2006

Commission file number: 000-26971

TRIMOL GROUP, INC.

(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE

(State or other Jurisdiction of Incorporation or Organization)

13-3859706

(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor
New York, New York 10019

(Address of principal executive offices)

(212) 554-4394

(Issuer’s Telephone Number)

As of September 30, 2006, there were 100,472,328 issued and outstanding shares of the Company’s common stock.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. ☐ Yes ☒ No

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2006

3

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of September 30, 2006 and the related consolidated statements of operations and cash flows for the nine and three month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s only customer has notified the Company that it does not intend to renew its contract that expired April 29, 2006. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $626,000. These circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

Paritz & Company, P.A.
Hackensack, New Jersey

Date: November 1, 2006

4

TRIMOL GROUP, INC. CONSOLIDATED BALANCE SHEET

	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)

ASSETS

Current assets:
Cash	$4,000	$14,000
Accounts receivable (See Note 3)	1,571,000	646,000

TOTAL CURRENT ASSETS	1,575,000	660,000

Property and equipment, net	55,000	72,000

TOTAL ASSETS	$1,630,000	$732,000

LIABILITIES

Current liabilities:
Trade accounts payable	$—	$267,000
Accrued expenses	1,623,000	545,000
Due to related parties	578,000	—

TOTAL CURRENT LIABILITIES	2,201,000	812,000

SHAREHOLDERS’ DEFICIENCY	(571,000)	(80,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,630,000	$732,000

The accompanying notes are an integral part of the financial statements
5

TRIMOL GROUP, INC. CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2006	SEPTEMBER 30, 2005	SEPTEMBER 30, 2006	SEPTEM5ER 30, 2005

REVENUES	$2,211,000	$6,035,000	$—	$1,801,000

OPERATING EXPENSES:
Cost of revenues	593,000	1,570,000	—	287,000
Marketing and promotion	1,003,000	2,312,000	—	800,000
Other operating expenses	1,106,000	1,742,000	215,000	568,000

TOTAL OPERATING EXPENSES	2,702,000	5,624,000	215,000	1,655,000

NET INCOME (LOSS)	$(491,000)	$411,000	$(215,000)	$146,000

Net income (loss) per share (basic and diluted)	(.005)	.004	(.002)	(.0015)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements
6

TRIMOL GROUP, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(491,000)	$411,000

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Depreciation of property and equipment	17,000	25,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	(925,000)	46,000
Prepaid expenses	(267,000)	—
Accounts payable	—	118,000
Accrued expenses	1,078,000	(37,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(588,000)	563,000

CASH FLOW FROM FINANCING ACTIVITIES:
Loans from related parties	578,000	(582,000)

NET CASH USED IN FINANCING ACTIVITIES	578,000	(582,000)

INCREASE (DECREASE) IN CASH	(10,000)	(19,000)

CASH – BEGINNING OF PERIOD	14,000	35,000

CASH – END OF PERIOD	$4,000	$16,000

Supplemental disclosures of cash flow information:

Income taxes paid	$—	$1,000

The accompanying notes are an integral part of the financial statements
7

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of September 30, 2006 and for the nine and three month periods ended September 30, 2006 and 2005 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”), a company engaged in the operation of a computerized photo identification and database management system utilized in the production of a variety of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

Intercomsoft’s only customer is the Government of the Republic of Moldova, pursuant to a ten (10) year renewable Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

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

On June 27, 2006, the Company and Intercomsoft commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately

$41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. As a consequence of discussions with counsel to the defendants in this action, the Company withdrew the action in August 2006, without prejudice to its rights to reinstate it in the United States courts

On September 20, 2006, Intercomsoft filed a Demand for Arbitration (the “Demand”) with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland. The Demand repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above. There can be no assurance as to the outcome of such arbitration proceeding.

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

NOTE 3 - RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

The Company has no current source of revenue

The Company’s sole revenue source for the three and nine months ended September 30, 2006 was from Intercomsoft whose only customer is the Republic of Moldova’s Ministry of Economics to which it supplies its goods and services pursuant to the Supply Agreement between the Government of Moldova and Intercomsoft..

On or about February 11, 2006, the Company received a notice from the Government of the Republic of Moldova advising the Company that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. The Company does not believe that such non-renewal notice was timely under the applicable provisions of the Supply Agreement. However, inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, as of April 29, 2006, the Company has no source of revenue as a consequence of the non-renewal of such Agreement. Although the Company has contested Moldova’s notice of non-renewal of the Supply Agreement, there can be no assurance as to the outcome of such dispute. If the Government of the Republic of Moldova does not recognize the renewal of the Supply Agreement, such event will have a material adverse effect on Intercomsoft and the Company.

The accompanying consolidated balance sheet shows that, as of September 30, 2006, the Company has trade accounts receivable in the amount of $1,571,000. Such amount is for services rendered to the Government of Moldova under the Supply Agreement through April 29, 2006. The $1,571,000 is exclusive of contractually agreed upon interest for late payments as well as certain contractual adjustments that the Government of Moldova has informed the Company are due to the Company in the approximate amount of $600,000.

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

On March 24, 2005, Intercomsoft and Supercom entered into a Termination Agreement, terminating the Sales Agreement. Notwithstanding, pursuant to the terms of the Termination Agreement, Supercom, in consideration of certain payments to be made to it, agreed to continue to supply Moldova with such equipment, consumables, software and technology during the remaining term of the Supply Agreement, pursuant to the requirements of the Supply Agreement. Supercom agreed not to take any action, directly or indirectly, to interfere with Intercomsoft’s contractual rights with Moldova or to, in any way, cause Moldova to terminate or not renew the Supply Agreement and agreed to pay to Intercomsoft certain amounts specified in the Termination Agreement as liquidated damages in the event of any breach or default by Supercom thereunder. Except and as to the extent provided under the Termination Agreement, Intercomsoft has no other rights to Super com’s proprietary technology as referred to above.

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

On June 27, 2006, the Company and Intercomsoft commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. Additionally, the Company has contested Moldova’s notice of non-renewal of the Supply Agreement. The action was withdrawn in August 2006, without prejudice.

On September 20, 2006, Intercomsoft filed a Demand for Arbitration (the “Demand”) with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland. The Demand repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above. There can be no assurance as to the outcome of such arbitration proceeding.

Currently, other than activities in connection with the Supply Agreement, Trimol is not engaged in any other business activities.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

During the nine months ended September 30, 2006, the Company borrowed $578,000 from Boris Birshtein, the Company’s Chairman of the Board, and a company owned and controlled by Mr. Birshtein. This loan is non-interest bearing and due on demand.

The Company’s employment agreement with Mr. Birshtein expired December 31, 2003 and was not renewed. Pursuant to a letter agreement dated March 10, 2004 between the Company and Mr. Birshtein, Mr. Birshtein agreed to continue to serve as the Company’s Chairman of the Board of Directors on a month-to-month basis. Mr. Birshtein’s compensation for the nine months ended September 30, 2006 aggregated $184,000, which is included in General and Administrative Expenses on the accompanying consolidated statement of operations.

The Company incurred expenses of $371,000 for the nine months ended September 30, 2006 for services rendered by a company owned and controlled by Mr. Birshtein

NOTE 5 - COMMITMENTS AND GENERAL COMMENTS

During the nine months ended September 30, 2006, the Company did not issue any options to purchase its common stock. As of September 30, 2006, the total options outstanding were 9,320,000, of which 4,070,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, which produces secure essential government identification documents, and general and administrative expenses incurred for corporate purposes.

	Intercomsoft	Corporate and Administrative	Total

NINE MONTHS ENDED SEPTEMBER 30, 2006

Net sales	$2,211,000	$—	$2,211,000
Operating expenses	1,650,000	1,052,000	2,702,000

Net income (loss)	$561,000	$(1,052,000)	$(491,000)

NINE MONTHS ENDED SEPTEMBER 30, 2005

Net sales	$6,035,000	$—	$6,035,000
Operating expenses	3,990,000	1,634,000	5,624,000

Net income (loss)	$2,045,000	$(1,634,000)	$411,000

THREE MONTHS ENDED SEPTEMBER 30, 2006

Net sales	$—	$—	$—
Operating expenses	—	215,000	215,000

Net income (loss)	$—	$(215,000)	$(215,000)

THREE MONTHS ENDED SEPTEMBER 30, 2005

Net sales	$1,801,000	$—	$1,801,000
Operating expenses	1,119,000	536,000	1,655,000

Net income (loss)	$682,000	$(536,000)	$146,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

PLAN OF OPERATION

General

                Intercomsoft, Ltd. (“Intercomsoft”), is a wholly owned subsidiary acquired by us in the second quarter of 1998. Intercomsoft is a technology-intensive company engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

                Intercomsoft’s only customer was the Government of the Republic of Moldova, pursuant to a ten (10) year renewable Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”). On or about February 11, 2006, we received notice from the Government of the Republic of Moldova that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. We believe that such notice of non-renewal was not timely under the applicable provisions of the Supply Agreement and are currently contesting the claimed non-renewal of such Agreement.

                On June 27, 2006, we commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract, among other claims. Such amount includes approximately $2,500,000, plus interest, that we believe is due to us for the four-month period commencing January 2006 and ending in April 2006. The action was withdrawn in August 2006, without prejudice, and on September 20, 2006 a similar action was filed before an arbitration tribunal in Switzerland. There can be no assurance as to the outcome of such arbitration proceeding.

                However, inasmuch as our only current source of revenue was derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended, we will have no source of revenues as a consequence of the expiration and non-renewal of such Agreement. This event will have a material adverse effect on Intercomsoft as well as on us.

                Currently, other than activities in connection with the Supply Agreement, Trimol is not engaged in any other business activities.

RESULTS OF OPERATIONS

General

                During the three month period ended September 30, 2006, our operations consisted solely of administrative activities and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully noted above. The operations of Intercomsoft were inactive during this period.

                As more fully described above, through April 2006 Intercomsoft operated in and derived its revenues solely from services performed for the Government of the Republic of Moldova pursuant to a Supply Agreement with such Government which, unless renewed as provided therein, expired by its terms on April 29, 2006. We are currently contesting the Government’s non-renewal of such Supply Agreement.

Comparison of Three Month Period: September 30, 2006 to September 30, 2005

                During the three months ended September 30, 2006, we generated no revenues as compared to $1,801,000 in the same period in 2005, all of which resulted from Intercomsoft’s production of government documents in the Republic of Moldova. The lack of revenue in the comparative period in 2006 was the result of the disputed non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

                During the three months ended September 30, 2006, there were no costs associated with generating revenues, as compared to $287,000, or 15% of revenues, for the same period in 2005.

                General and administrative expenses for the three months ended September 30, 2006, were approximately $215,000, all of which were general corporate and administrative expenses and none of which were Intercomsoft expenses. For the same period in 2005, general and administrative expenses aggregated approximately $568,000, which consisted of $34,000 of Intercomsoft expenses and $534.000 of general corporate and administrative expenses. General corporate and administrative expenses decreased $353,000 in the three months ended September 30, 2006 compared to the same period in 2005 due to corporate overhead cutbacks resulting from the disputed non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

                There were no public relations, marketing and advertising expenses for the three months ended September 30, 2006, compared to $800,000 in the same period in 2005. All of such expenses in the comparative period related to efforts to expand the use of Intercomsoft’s services. The decrease in such expenses resulted from a decrease in commissions and fees incurred pursuant to various marketing agreements, which are based on revenue generated in the period.

                We had a net loss from operations of approximately $215,000 for the three month period ended September 30, 2006, as compared to a net income of approximately $146,000 for the same period in 2005, which resulted from all of the reasons set forth above.

Comparison of Nine Month Period: September 30, 2006 to September 30, 2005

                During the nine months ended September 30, 2006, we generated $2,211,000 revenues from Intercomsoft’s production of government documents in the Republic of Moldova as compared to $6,035,000 for the same period in 2005, a decrease of $3,824,000, or approximately 63%. The decrease in revenue in the comparative period in 2006 was the result of the disputed non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

                Given such circumstances, we believe that our revenue for the nine month period ended September 30, 2006 would have been significantly higher than noted above if the Republic of Moldova had complied with its contractual obligations under the Supply Agreement for payment of essential government documents produced during this period which was payable to us as of April 29, 2006.

                During the nine months ended September 30, 2006, Intercomsoft’s costs associated with generating these revenues were $593,000 or 26% of revenues, as compared to $1,570,000, or 26% of revenues, for the same period in 2005.

                General and administrative expenses for the nine months ended September 30, 2006, were approximately $1,106,000, which consisted of $54,000 of Intercomsoft expenses and $1,052,000 of general corporate and administrative expenses. For the same period in 2005, general and administrative expenses aggregated approximately $1,742,000, which consisted of $104,000 of Intercomsoft expenses and $1,633,000 of general corporate and administrative expenses. General corporate and administrative expenses decreased $636,000 in the nine months ended September 30, 2006 compared to the same period in 2005 due to corporate overhead cutbacks resulting from the disputed non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

                Public relations, marketing and advertising expenses for the nine months ended September 30, 2006 were $1,003,000, compared to $2,312,000 in the same period in 2005, a decrease of $1,304,000, or 57%. All of such expenses related to efforts to expand the use of Intercomsoft’s services. The decrease in such expenses resulted from a decrease in commissions and fees incurred pursuant to various marketing agreements, which are based on revenue generated in the period.

                We had a net loss from operations of approximately $491,000 for the nine month period ended September 30, 2006, as compared to net income of approximately $411,000 for the same period in 2005, a decrease of $902,000, which resulted from all of the reasons set forth above.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

                This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Although we believe that the assumptions underlying all forward looking statements are reasonable, any assumptions could be inaccurate, and therefore, there can be no assurance that these statements will prove to be accurate. In light of these uncertainties inherent in forward-looking statements, the inclusion of such information should not be regarded as a representation by us, or anyone affiliated with us, that our obje ctives and plans will be achieved.

ITEM 3.	CONTROLS AND PROCEDURES

                Our Chief Executive Officer and Chief Financial Officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to o ur management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information required to be included in our periodic SEC filings.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

                On June 22, 2006, together with Intercomosoft, our wholly owned subsidiary, we commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Republic of Moldova seeking damages and injunctive relief for various specified breaches of the Contract on Leasing Equipment and Licensing Technology dated April 29, 1996, as amended, between the Ministry of Economics of the Republic of Moldova and Intercomsoft (the “Supply Agreement”). The action seeks damages against the defendants in the aggregate amount of approximately Forty One Million Dollars ($41,000,000) as a consequence of such breaches, as well as injunctive relief against the defendants for continuing to utilize the equipment and technology licensed to defendants under the Supply Agreement or for otherwise engaging in activities competitive with us for the period specified in the applicable provisions of the Supply Agreement. As a consequence of discussions with counsel to the defendants in such action, on August 18, 2006, we withdrew, without prejudice, such action in the United States District Court for the Southern District of New York

                On September 20, 2006, Intercomsoft filed a Demand for Arbitration (the “Demand”) with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland. The Demand repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above.

ITEM 2.	CHANGES IN SECURITIES

                There were no options issued during the three and nine month periods ended September 30, 2006, however there were options to purchase 900,000 shares of our common stock cancelled during the three month period ended September 30, 2006 and a total of 1,400,000 options to purchase our common stock cancelled during the ninth month period ended September 30, 2006. As of September 30, 2006, the total number of shares of our common stock reserved for issuance under options outstanding was 9,320,000, of which options to purchase 4,070,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
17

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

                During the nine month period ended September 30, 2006 we borrowed $578,000 from Boris Birshtein, our Chairman of the Board, and a company owned and controlled by Mr. Birshtein, to meet on-going operational expenses. Such loan is non-interest bearing and is due on demand.

                During the three and nine month period ended September 30, 2006, we incurred $162,000 and $371,000, respectively, in consulting fees and expenses to Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by our Chairman of the Board, in connection with certain business services performed by Royal HTM Group, Inc. on our behalf.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2006.

Exhibit No.	Document

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        There were four Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006, June 14, 2006, June 27, 2006, and September 26, 2006 in the three and nine month periods ended September 30, 2006, each of which are incorporated herein by reference thereto.

SIGNATURES In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: November 20, 2006	By: /s/ Yuri Benenson
Name: Yuri Benenson
Title: Chief Executive Officer

By: /s/ Jack Braverman
Name: Jack Braverman
Title: Chief Financial Officer
19