Form 10KSB
period 2006-12-31
TRIMOL GROUP INC
filed 2007-04-17
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§ 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for fiscal year ended December 31, 2006 were $640,000.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $88,253 as of March 31, 2007.

The number of shares outstanding of the Registrant’s common stock, as of March 31, 2007 was 100,472,328.

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

          Although it is interested in developing other opportunities, Intercomsoft’s only customer since 1996 is the Government of the Republic of Moldova, pursuant to a ten (10) year Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplied all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’, licenses, vehicle permits, identification cards and other government authorized identification documents used in the Republic of Moldova.

          To support its efforts in the Republic of Moldova, Intercomsoft has utilized a proprietary technology provided to it by Supercom, Ltd. pursuant to a Sales Agreement between it and Supercom dated August 25, 1995, as amended. On March 24, 2005 Intercomsoft and Supercom entered into a Termination Agreement terminating the Sales Agreement. Notwithstanding such termination, pursuant to the Termination Agreement, and in consideration of certain payments to be made to it, Supercom agreed to continue to supply the Government of Moldova with such equipment, consumables, software and technology during the remaining term of the Supply Agreement, upon the request of the Government pursuant to the requirements of the Supply Agreement. Except and as to the extent provided under the Termination Agreement, Intercomsoft has no other rights to Supercom’s proprietary technology as referred to above.

          On or about February 11, 2006, we received notice from the Government of the Republic of Moldova that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. We believe that such notice of non-renewal may not have been sent timely under the applicable provisions of the Supply Agreement and are currently contesting the claimed non-renewal of such Agreement.

          However, inasmuch as our only current source of revenue is derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended we will have no source of revenues as a consequence of the expiration of such Agreement. This event will have a material adverse effect on Intercomsoft as well as on us.

Aluminum-Air Fuel Cell Technology

          We have an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to a certain technology relating to aluminum-air fuel cells and the design and know how to a converter designed and developed by Aluminum-Power, Inc, our majority shareholder.

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

          On or about February 11, 2006, we received a notice from the Government of the Republic of Moldova wherein it advised us that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. We believe that such non-renewal notice may not have been sent timely under the applicable provisions of the Supply Agreement and we have contested such non-renewal notice.

          On June 27, 2006, together with our subsidiary Intercomsoft, we commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. As a consequence of discussions with counsel to the defendants in this action, we withdrew the action in August 2006, without prejudice to our rights to reinstate it in the United States courts

          On September 20, 2006, Intercomsoft filed a Demand for Arbitration with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland. The Demand repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above.

          The action has not yet progressed beyond the pleading stage. The Republic of Moldova and the other respondents have interposed counterclaims against us and Intercomsoft in amounts totaling $30,000,000. The counterclaims contain allegations of fraud and misrepresentation which the respondents claim occurred during the performance of the Supply Agreement. Together with Intercomsoft, we have denied any wrongdoing, are vigorously contesting the counterclaims and have replied with opposition to such counterclaims in the arbitration.

          There can be no assurance as to the outcome of such arbitration proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock is quoted and traded on a limited and sporadic basis on the OTC Bulletin Board operated by The Nasdaq Stock Market, Inc. under the trading symbol TMOL. The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board, Nasdaq Trading and Market Services. Such quotations reflect inter-dealer prices, without real mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. We had 406 stockholders of record as of December 31, 2006.

Fiscal 2006	High	Low

Fourth Quarter	$0.04	$0.03
Third Quarter	$0.10	$0.03
Second Quarter	$0.25	$0.01
First Quarter	$0.03	$0.01

Fiscal 2005	High	Low

Fourth Quarter	$0.03	$0.02
Third Quarter	$0.04	$0.01
Second Quarter	$0.09	$0.01
First Quarter	$0.03	$0.01

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

          During the fiscal year ended December 31, 2006, there were no options granted pursuant to the 2001 Omnibus Plan, as amended. A total of 1,600,000 options were canceled in fiscal year 2006 that had been previously issued under the Plan.

          As of December 31, 2006, 3,870,000 options were issued and outstanding under the 2001 Omnibus Plan, as amended, and 5,250,000 options which were not issued under such Plan were issued and outstanding.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

General

          As more fully described above, Intercomsoft, Ltd. operates in and derives its revenues solely from services performed for the Government of the Republic of Moldova pursuant to a Supply Agreement that expired by its terms in April 2006.

          On or about February 11, 2006, we received notice from the Government of the Republic of Moldova that it did not intend to renew the April 29, 1996 Supply Agreement between it and Intercomsoft which, unless renewed, expired by its terms on April 29, 2006. We believe that such notice of non-renewal may not have been sent timely under the applicable provisions of the Supply Agreement and we are currently contesting the claimed non-renewal of such Agreement.

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

Results of Operations

General

          Intercomsoft operates in, and derives its revenues solely from, services performed for the Government of the Republic of Moldova pursuant to the Supply Agreement with such Government which, unless renewed, expired by its terms on April 29, 2006. Although Intercomsoft is interested in expanding its services to areas outside of Moldova, to date, no such opportunities have materialized.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

          During the fiscal year ended December 31, 2006, we had revenues resulting solely from Intercomsoft’s production of government documents in Moldova of $640,000 as compared to $8,129,000 for 2005. The decrease in revenue of $7,489,000 in 2006 is the result of the expiration and non-renewal of the Supply Agreement with the Government of Moldova, which we are currently contesting.

          During the fiscal year ended December 31, 2006, Intercomsoft’s costs associated with generating these revenues were $593,000, as compared with $2,607,000 for 2005. This resulted in gross profit for Intercomsoft of $36,000 and $5,522,000 for the fiscal years ending December 31, 2006 and 2005, respectively, a decrease of $5,486,000. Such decrease was the result of the expiration and non-renewal of the Supply Agreement as more fully detailed above.

          General and administrative expenses for the fiscal year ending December 31, 2006 were $1,375,000 which consisted of $29,000 from Intercomsoft and $1,346,000 of general corporate and administrative expenses. For the same period in 2005 general and administrative expenses were $2,195,000, which consisted of $143,000 from Intercomsoft and $2,052,000 of general corporate and administrative expenses. General corporate and administrative expenses decreased in year 2006 due to the decreased operational activities of the Company resulting from the expiration and non-renewal of the Supply Agreement noted above.

          There were no public relations, marketing and advertising expenses for fiscal year ending December 31, 2006. For the same period in 2005, such expenses aggregated approximately $2,872,000, all of which were attributable to Intercomsoft for marketing expenses relating to efforts to expand the use of Intercomsoft’s services. All marketing efforts were suspended in 2006 due to the unavailability of funds resulting from the expiration and non-renewal of the Supply Agreement as noted above.

          There were no research and development costs related to our aluminum-air fuel cell in either year 2006 or 2005. All such efforts were suspended in the second quarter of 2003.

          We had a net loss from operations of approximately $1,328,000 for 2006 as compared to a net profit of $455,000 for 2005.

Liquidity & Capital Resources

          With the expiration and non-renewal of Intercomsoft’s Supply Agreement in April 2006, our sole source of revenue ended. If the Supply Agreement is not continued, we will need to pursue future business opportunities in order to sustain continued operations.

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

Available Information

          We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance therewith, files reports, proxy and information statements and other information with the Commission. Reports, proxy statements and other information filed by us with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies

of such material may also be obtained upon written request addressed to the Commission, Public Reference Section, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The Commission also maintains an Internet web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at www.sec.gov.

          No person has been authorized to give any information or to make any representation other than as contained or incorporated by reference in this Annual Report and, if given or made, such information or representation must not be relied upon as having been authorized by us.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiary (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting, accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s only customer has notified the Company that it does not intend to renew its contract which expired April 29, 2006 and, as a result the Company has not generated any revenue since such date. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $1,408,000. These circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

PARITZ & COMPANY, P.A.

Dated: April 4, 2007 Certified Public Accountants Hackensack, New Jersey

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS

Current assets:
Cash	$13,000

Total current assets	13,000

Property and equipment, net	61,000

TOTAL ASSETS	$74,000

LIABILITIES

Current liabilities:
Related parties	$1,023,000
Accrued expenses	459,000

TOTAL LIABILITIES	1,482,000

SHAREHOLDERS’ DEFICIENCY	(1,408,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$74,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005

REVENUES	$640,000	$8,129,000

OPERATING EXPENSES:
Cost of revenues	593,000	2,607,000
Marketing and promotion	—	2,872,000
General and administrative expenses	1,375,000	2,195,000

TOTAL OPERATING EXPENSES	1,968,000	7,674,000

NET INCOME (LOSS)	$(1,328,000)	$455,000

Net income (loss) per share (Basic and Diluted)	$(.01)	$.005

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL
	SHARES OUTSTANDING	AMOUNT		DEFICIT	TOTAL

BALANCE – JANUARY 1, 2005	100,472,328	$1,005,000	$5,339,000	$(6,879,000)	$(535,000)

Net income	—	—	—	455,000	455,000

BALANCE – DECEMBER 31, 2005	100.472,328	1,005,000	5,339,000	(6,424,000)	(80,000)

Net loss	—	—	—	(1,328,000)	(1,328,000)

BALANCE – DECEMBER 31, 2006	100,472,328	$1,005,000	$5,339.000	$(7,752,000)	$(1,408,000)

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,328,000)	$455,000
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH USED IN OPERATING ACTIVITIES
Depreciation of property and equipment	11,000	34,000
Accrued expenses to related parties	311,000	—

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	646,000	16,000
Accounts payable	(267,000)	72,000
Accrued expenses	(86,000)	(16,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(713,000)	561,000

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from (repayment to) related parties	712,000	(582,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	712,000	(582,000)

DECREASE IN CASH	(1,000)	(21,000)

CASH - BEGINNING OF YEAR	14,000	35,000

CASH - END OF YEAR	$13,000	$14,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND OPERATIONS

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware and owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a company which is engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal government identification.

In addition, the Company has an exclusive worldwide license to an aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. See Note 3.

Intercomsoft’s only customer is the Government of the Republic of Moldova, pursuant to a renewable Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to it in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplies all of the equipment, technology, software, materials and consumables utilized by the Government for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents in the Republic of Moldova.

On or about February 11, 2006, the Company received a notice from the Government of the Republic of Moldova wherein it advised the Company that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. The Company believes that such non-renewal notice may not have been sent timely under the applicable provisions of the Supply Agreement and has contested such non-renewal notice.

On June 27, 2006, the Company and Intercomsoft commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. As a consequence of discussions with counsel to the defendants in this action, the Company withdrew the action in August 2006, without prejudice to its rights to reinstate it in the United States courts.

On September 20, 2006, Intercomsoft filed a Demand for Arbitration (the “Demand”) with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland. The Demand repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above. There can be no assurance as to the outcome of such arbitration proceeding.

The action has not yet progressed beyond the pleading stage. The Republic of Moldova and other respondents have interposed counterclaims against the Company and Intercomsoft in amounts totaling $30,000,000. The counterclaims contain allegations of fraud and misrepresentation which are claimed to have occurred during the performance of the Supply Agreement. The Company and Intercomsoft deny any wrongdoing, are vigorously contesting the counterclaims and have replied with opposition to such counterclaims in the arbitration.

Inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not continued, the Company will have no source of revenues as a consequence of the expiration of such Agreement. Such event will have a material adverse effect on Intercomsoft and the Company.

Subsequent to the expiration and non-renewal of the Supply Agreement, which the Company is contesting, the Company has not generated any revenue.

NOTE 2-SIGNIFICANT ACCOUNTING POLICIES

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

Income (Loss) Per Share

Income (loss) per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The Company had no common stock equivalents outstanding during the periods presented.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued Statement 154 “Accounting Changes and Error Corrections, a replacement of APB Opinion 20 and FASB Statement No. 3.” The standard requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is deemed impracticable. The standard states that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. The standard was effective for accounting changes and corrections of errors made occurring in fiscal years beginning after December 31, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as recognition, interest and penalties, and disclosure. The Company will adopt FIN 48 in the first quarter of 2007, and does not expect the adoption of the Interpretation to have a material impact on its Consolidated Financial Statements.

Stock Compensation Plans

In December 2004, the FASB issued SFAS No. 123 (SFAS No 123R), Share-Based Payment. This standard eliminates the ability to account for share-based compensation transactions using the intrinsic value-based method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R is effective for financial statements issued for the first interim period beginning after December 15, 2005. Currently, the Company discloses pro forma and net income and related pro forma income per share information in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation Costs – Transition and Disclosure. The Company adopted this standard beginning January 1, 2006, which did not have a material impact on the Company.

NOTE 3-RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

The Company’s subsidiary operates in the Republic of Moldova.

The Company’s wholly owned subsidiary, Intercomsoft Limited, operates in the Republic of Moldova. The Republic of Moldova is a former member of the Soviet Union and has historically had an uncertain economic and political climate. This may have a material adverse impact on the Company and Intercomsoft.

The Company has no current source of revenue.

The Company’s sole revenue source for the years ended December 31, 2006 and 2005 was from Intercomsoft whose only customer is the Republic of Moldova’s Ministry of Economics to which it supplies its goods and services pursuant to the Supply Agreement between the Government of Moldova and Intercomsoft.

On or about February 11, 2006, the Company received a notice from the Government of the Republic of Moldova advising the Company that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. The Company believes that such non-renewal notice may not have been sent timely under the applicable provisions of the Supply Agreement. However, inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, as of April 29, 2006, the Company has no current source of revenue as a consequence of the non-renewal of such Agreement. Although the Company has contested Moldova’s notice of non-renewal of the Supply Agreement, there can be no assurance as to the outcome of such dispute. If the Government of the Republic of Moldova does not recognize the renewal of the Supply Agreement, such event will have a material adverse effect on Intercomsoft and the Company.

The Company has commenced a legal action against the Government of Moldova.

On June 27, 2006, the Company and Intercomsoft commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. Additionally, the Company has contested Moldova’s notice of non-renewal of the Supply Agreement. The action was withdrawn in August 2006, without prejudice. On September 20, 2006, Intercomsoft filed a Demand for Arbitration with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland. The Demand repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above. There can be no assurance as to the outcome of such arbitration proceeding.

The action has not yet progressed beyond the pleading stage. The Republic of Moldova and the other respondents have interposed counterclaims against the Company and Intercomsoft in amounts totaling $30 million. The counterclaims contain allegations of fraud and misrepresentation claimed to have occurred during the performance of the Supply Agreement. The Company and Intercomsoft deny any wrongdoing, are vigorously contesting the counterclaims and have replied with opposition to such counterclaims in the arbitration.

Among the Company’s claims against Moldova is a claim for non-payment for all of the essential government documents produced under the Supply Agreement during the four month period commencing January 2006 and ending in April 2006. Based, in part, upon records issued by Moldova, the Company believes the uncollected amount due for this period for services rendered, together with contractually agreed upon interest for late payments, is in excess of $2,500,000, which amount is not included in the accompanying financial statement. Such amount is the subject of a legal action as more detailed in Note

1. The Company is still pursuing such amount and believes it to be a legally valid receivable.

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

The Company has no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

NOTE 4-PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Amount	Life

Document processing equipment	$170,000	5 years

Less accumulated depreciation	109,000

	$61,000

NOTE 5-SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 shares of $0.01 par value common stock, of which 100,472,328 shares were issued and outstanding as of December 31, 2006.

The Company has authorized 10,000 shares of $1.00 par value shares of Preferred Stock, none of which were issued and outstanding as of December 31, 2006.

NOTE 6-RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis. During 2006, the Company paid the Chairman $23,000 and accrued $253,000 in compensation due to him and paid $44,000 and accrued $20,000 in expenses related to his performance as the Chairman. In 2005, in addition to his compensation of $277,000, the Company paid the Chairman a bonus of $178,000 and $582,000 in accrued compensation that was due to him for services provided by him to the Company in prior years. Such amounts are included in General and Administrative Expenses on the accompanying consolidated statement of operations.

During 2005 the Company engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company. During 2006 the Company paid $99,000 to Royal HTM Group for such services and $312,000 was accrued and unpaid, of which $21,000 was consulting fees and $291,000 was reimbursement of business expenses. During 2005, $672,000 was paid to Royal HTM Group, Inc. for such services, $422,000 of which was consulting fees and $250,000 of which was reimbursement of business expenses.

During 2006 Royal HTM Group lent the Company $178,000 to cover operating expenses for the year and advanced $260,000 on behalf of the Company for certain services and expenses it incurred. Such amounts are non-interest bearing and are due on demand.

Payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$770,000

Accrued compensation due to the Chairman.	253,000

$1,023,000

These amounts are non-interest bearing and due on demand.

NOTE 7-STOCK COMPENSATION PLANS

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

A summary of option activity is as follows:

	Inside Plan	Outside Plan	Total

Balance – January 1, 2004	4,470,000	2,350,000	6,820,000

Granted	1,000,000	3,000,000	4,000,000

Exercised	—	—	—

Cancelled	—	(100,000)	(100,000)

Balance – December 31, 2005	5,470,000	5,250,000	10,720,000

Granted	—	—	—

Exercised	—	—	—

Cancelled	(1,600,000)	—	(1,600,000)

Balance – December 31, 2006	3,870,000	5,250,000	9,120,000

The following table summarizes information regarding stock options outstanding at December 31, 2006:

Exercise Price Range	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable

$0.01	6,870,000	2.2	0.01	6,870,000

$0.21	2,250,000.4		0.21	2,250,000

NOTE 8-INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	December 31, 2006	December 31, 2005

Income tax (benefit) at statutory rate of 34%	$(450,000)	$155,000

Net operating loss carryforward (used) not utilized	450,000	(155,000)

	$—	$—

	December 31, 2006	December 31, 2005

Deferred tax assets and liabilities consist of:

Deferred tax assets (liabilities):
Amortization of intangibles	$(3,400,000)	$(2,865,000)
Net operating loss carryforward	2,365,000	1,915,000
Capital loss carryforward	2,706,000	2,706,000

	1,671.000	1,756,000
Valuation allowance (see Note 2)	(1,671,000)	(1,756,000)

	$—	$—

NOTE 9-SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, which produces computerized identification documents, and general and administrative expenses incurred for corporate purposes.

YEAR ENDED DECEMBER 31, 2006

	Intercomsoft	Corporate and Administrative	Total

Net sales	$640,000	$—	$640,000

Operating expenses	604,000	1,364,000	1,968,000

Net income (loss)	$36,000	$(1,364,000)	$(1,328,000)

YEAR ENDED DECEMBER 31, 2005

	Intercomsoft	Corporate and Administrative	Total

Net sales	$8,129,000	$—	$8,129,000

Operating expenses	5,623,000	2,051,000	7,674,000

Net income (loss)	$2,506,000	$(2,051,000)	$455,000

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8 A.	CONTROLS AND PROCEDURES

          Our Chief Executive Officer and Chief Financial Officer have participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, these controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the our periodic SEC filings. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          Our officers are elected by, and serve at the pleasure of, our Board of Directors. The names and ages of our directors and executive officers as of December 31, 2006, are set forth below. Our By-laws provide for not less than three and not more than fifteen directors.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	59	Chairman of the Board of Directors

Yuri Benenson	52	Director; Chief Executive Officer

Walter J. Perchal	55	Director

Jack Braverman	38	Director; Chief Financial Officer

Background of Executive Officers and Directors

          Boris Birshtein has served as our Chairman of the Board of Directors since January 1998. From 1994 to May 2006, Mr. Birshtein served as the Chairman of the Board of Directors of Banca Commercialia pe Actiuni “Export Import” and since 1997 he has been the Chairman of the Board and principal shareholder of Royal HTM Group, Inc. Since 1999, Mr. Birshtein has served as the Chairman of Eontech Group Inc., of which he is the principal shareholder and of Aluminum-Power Inc., our majority shareholder. Since 1996 Mr. Birshtein has served as the Chairman of World Assets (Media) Inc. Mr. Birshtein holds PhDs in Philosophy and Economics.

          Yuri Benenson has served as a member of our Board of Directors and our Chief Executive Officer since May 2003. From 1997 to May 2006 Mr. Benenson served as a member of the Board of Directors of Banca Commerciala pe Actiuni “Export Import” Bank and since 1997 as Vice President of EXIM Asint, S.A., both of which are our former subsidiaries, and from January 2004 has served as a member of the management team of Intercomsoft Limited, our subsidiary. Mr. Benenson holds a masters degree in Finance and Economics from Vilnius State University.

          Walter J. Perchal has served as member of our Board of Directors since February 2001. Since 1997, Mr. Perchal has served as the President and Chief Executive Officer of IC Inc., a consulting firm, which provides consulting services in North America, Europe and Asia. For the past 24 years, Mr. Perchal has served as an adjunct Professor at York University in Toronto, Canada.

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

          For the fiscal years ended December 31, 2006 and 2005, the following individuals received the following compensation for services rendered to us. See “Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation				Long Term Compensation

						AWARDS

Name & Principal Position	Year	Salary ($)		Other Annual Compensation ($)		Securities Underlying Options/ SARs	All Other Compensation

Boris Birshtein	2005	$276,570		$199,100	(1)	—	$581,976	(2)
Chairman of the Board	2006	$276,570	(3)	$63,600	(4)

Yuri Benenson	2005	- 0-				—
Chief Executive Officer	2006	$53,320

Jack Braverman	2005	$76,170		$15,320 (5)		—
Chief Financial Officer	2006	$105,120

(1)	Reflects the payment of a bonus of $177,500 and a monthly expense allowance of $1,800 totaling $21,600 annually.

(2)	Reflects the payment of $581,976 in accrued compensation for services rendered in prior periods.

(3)	Of such amount, $23,047 was paid to Mr. Birshtein and the balance was accrued and remains due to him.

(4)

Includes a monthly expense allowance of $1,800 totaling $21,600 annually. Of such amount, $1,800 was paid to Mr. Birshtein and the balance was accrued and remains due to him. Also includes $42,000 for auto lease and insurance premiums paid on behalf if Mr. Birshtein.

(5)	Auto lease and insurance premiums paid on behalf of Mr. Braverman.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

          In 2006 there were no options granted pursuant to the 2001 Omnibus Plan, as amended and no outstanding options were exercised during 2006.

Compensation of Directors

          All of our outside Directors are entitled to receive an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period. During the fiscal years ended December 31, 2006 and 2005, there were no such payments made to any outside Director.

          Mr. Birshtein has served as our Chairman of the Board since January 1998. He was compensated for such services in 2006 pursuant to a letter agreement between he and us dated March 10, 2004 which provides for, among other things, a monthly consulting fee of $23,047. Mr. Birshtein’s compensation for the past two years is set forth in the Summary Compensation Table above.

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

          Although the employment agreement expired on December 31, 2003, pursuant to a letter agreement dated March 10, 2004 between he and us, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement including, among other things, a monthly consulting fee of $23,047. Additionally, Mr. Birshtein is entitled to receive a monthly expense allowance of $1,800. Additional compensation paid to Mr. Birshtein is set forth in the Summary Compensation Table above.

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

          As of December 31, 2006,of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, options to acquire 3,870,000 shares of our common stock were outstanding.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be the beneficial owners of more than 5% of our common stock as of December 31, 2006, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

	As of December 31, 2006 (1)

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER		PERCENT OF CLASS

Boris Birshtein	83,422,000	(2)(3)	76.12%
1285 Avenue of the Americas, 35th Floor
New York, New York, 10019

Aluminum-Power Inc.
87 Scollard Street
Toronto, Ontario M5R 1G4	75,275,000	(2)	68.7%

Yuri Benenson	—		—
1285 Avenue of the Americas, 35th Floor
New York, NY10019

Jack Braverman	500,000	(4)	.456%
1285 Avenue of the Americas, 35th Floor
New York, NY 10019

Walter J. Perchal
1285 Avenue of the Americas, 35th Floor	75,275	(5)	.066%
New York, New York, 10019

P.L.T. International, Inc	8,225,000		7.51%
87 Scollard Street
Toronto, Ontario M5R 1G4

All Executive Officers and	83,922,000		76.57%
Directors as a Group (4 persons) (6)

(1)

Based on a total of 109,592,328 shares of common stock, which includes: (i) 100,472,328 shares of common stock issued and outstanding as of December 31, 2006; (ii) options to purchase 3,870,000 shares of our common stock granted pursuant to the 2001 Omnibus Plan, as amended; and, (iii) options to purchase 5,250,000 shares of our common stock granted outside of the 2001 Omnibus Plan, as amended.

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

          During 2006, we paid our Chairman of the Board $23,000 and accrued $253,000 in compensation due to him and paid $44,000 and accrued $20,000 in expenses related to his performance as of Chairman of the Board. In 2005, in addition to his compensation of $277,000, we paid our Chairman of the Board a bonus of $178,000 and $582,000 in accrued compensation that was due to him for services provided by him to us in prior years.

          During 2005 we engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by our Chairman of the Board, to render certain business development services to us. During 2006 we paid $99,000 to Royal HTM Group for such services and $312,000 was accrued and unpaid, of which $21,000 was consulting fees and $291,000 was reimbursement of business expenses. During 2005, $677,000 was paid to Royal HTM Group, Inc. for such services, $422,000 of which was consulting fees and $250,000 of which was reimbursement of business expenses.

          During 2006 Royal HTM Group lent us $178,000 to cover our operating expenses for the year and advanced $260,000 on our behalf for certain services and expenses we incurred. Such amounts are non-interest bearing and are due on demand.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed below are filed as part of this Annual Report.

Exhibit	Document

3(i)	Articles of Incorporation (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144).

3(ii)	By-laws (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144).

4	January 24, 2001 Definitive Information Statement filed with the Securities and Exchange Commission (incorporated by reference).

4(i)	July 19, 2001 Information Statement filed with the Securities and Exchange Commission (incorporated herein by reference).

10(i)

January 11, 2001 Technology Acquisition Agreement between Trimol Group, Inc. and Aluminum-Power Inc. (incorporated herein by reference to the Definitive Information Statement filed with the Securities and Exchange Commission).

10(ii)

January 11, 2001 License Agreement between Trimol Group, Inc. and Aluminum-Power Inc. (incorporated herein by reference to the Definitive Information Statement filed with the Securities and Exchange Commission).

10(v)

July 1, 2001 Research & Development Agreement between Aluminum-Power Inc. and Trimol Group, Inc. (incorporated herein by reference to Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001).

10 (vi)

March 24, 2005 Termination Agreement between Intercomsoft Limited and Supercom Limited (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005).

21	Subsidiary of the Registrant.

23	Consent of Paritz & Company, P.A.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

We filed Current Reports on Form 8-K on February 21, 2006, May 14, 2006, May 27, 2006, September 26, 2006 and November 28, 2006, all of which are incorporated herein by reference thereto.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April, 2007.

TRIMOL GROUP, INC.

By:	/s/ Yuri Benenson

Name:	Yuri Benenson
Title:	Chief Executive Officer and Director

By:	/s/ Jack Braverman

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Boris Birshtein	Date: April 17, 2007

Name:	Boris Birshtein
Title:	Chairman of the Board and Director

By:	/s/ Yuri Benenson	Date: April 17, 2007

Name	Yuri Benenson
Titles:	Chief Executive Officer and Director

By:	/s/ Jack Braverman	Date: April 17, 2007

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

By:	/s/ Walter Perchal	Date: April 17, 2007

Name:	Walter Perchal
Title:	Director