Form 10QSB
period 2007-03-31
TRIMOL GROUP INC
filed 2007-05-15
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

March 31, 2007

Commission file number: 000-26971

TRIMOL GROUP, INC.

(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE

(State or other Jurisdiction of Incorporation or Organization)

13-3859706

(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor
New York, New York 10019

(Address of principal executive offices)

212. 554.4394

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐   No ☒

As of March 31, 2007, there were 100,472,328 issued and outstanding shares of the registrant’s common stock.

Transitional Small Business Disclosure Format (Check one): ☐ Yes   ☒ No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934. ☐ Yes   ☒ No

TRIMOL GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

For the period ended March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of March 31, 2007 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s only customer has notified the Company that it does not intend to renew its contract which expired April 29, 2006. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $1,648,000. These circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

PARITZ & COMPANY, P.A.
Hackensack, New Jersey
Date: May 6, 2007

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)

ASSETS

Current assets:
Cash	$8,000	$13,000

TOTAL CURRENT ASSETS	8,000	13,000

Property and equipment, net	53,000	61,000

TOTAL ASSETS	$61,000	$74,000

LIABILITIES

Current liabilities:
Related parties	$1,267,000	$1,023,000
Accrued expenses	442,000	459,000

TOTAL CURRENT LIABILITIES	1,709,000	1,482,000

SHAREHOLDERS’ EQUITY (DEFICIENCY)	(1,648,000)	(1,408,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,000	$74,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006

REVENUES	$—	$1,700,000

OPERATING EXPENSES
Cost of revenues	—	498,000
Marketing and promotion	—	569,000
Other operating expenses	240,000	478,000

TOTAL OPERATING EXPENSES	240,000	1,545,000

NET INCOME (LOSS)	$(240,000)	$155,000

Net income (loss) per share (basic and diluted)	(.002)	.0015

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,472,000	100,472,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(240,000)	$155,000

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation of property and equipment	8,000	8,000
Accrued expenses to related parties	105,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	—	(564,000)
Accounts payable	—	(221,000)
Accrued expenses	(17,000)	611,000

NET CASH USED IN OPERATING ACTIVITIES	(144,000)	(11,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	139,000	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	244,000	—

DECREASE IN CASH	(5,000)	(11,000)

CASH – BEGINNING OF PERIOD	13,000	14,000

CASH – END OF PERIOD	$8,000	$3,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

On June 27, 2006, the Company and Intercomsoft commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. As a consequence of discussions with counsel to the defendants in this action, the action was withdrawn in August 2006, without prejudice.

On September 20, 2006, Intercomsoft filed a Demand for Arbitration with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland. The Demand repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above.

The action has not progressed beyond the pleading stage. The Republic of Moldova and other respondents have interposed a counterclaim against Intercomsoft in amounts totaling $30,000,000. The counterclaims contain allegations of fraud and misrepresentation claimed to have occurred during the performance of the Supply Agreement. The Company and Intercomsoft deny any wrongdoing, are vigorously contesting the counterclaims and have replied with opposition to them in the arbitration.

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

The Company’s sole revenue source for the years ended December 31, 2006 and 2005 was from Intercomsoft whose only customer is the Republic of Moldova’s Ministry of Economics to which it supplied its goods and services pursuant to the Supply Agreement between the Government of Moldova and Intercomsoft.

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

Among the Company’s claims against Moldova is a claim for non-payment for all of the essential government documents produced under the Supply Agreement during the four month period commencing January 2006 and ending in April 2006. Based, in part, upon records issued by Moldova, the Company believes the uncollected amount due for this period for services rendered, together with contractually agreed upon interest for late payments, is in excess of $2,500,000, which amount is not included in the accompanying financial statement. Such amount is the subject of a legal action as more detailed in Note 2. The Company is still pursuing such amount and believes it to be a legally valid receivable.

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

Through a joint venture with Aluminum-Power, Inc., the Company’s majority shareholder, the Company pursued research and development of its aluminum-air fuel cell technology it acquired in the first quarter of 2001. Such research and development was suspended in the second quarter of 2003. The Company does not intend to pursue the development of such technology in the future.

The Company has no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis. Mr. Birshtein’s compensation for the three months ended March 31, 2007 and 2006 aggregated $69,000, which is included in General and Administrative Expenses on the accompanying consolidated statement of operations. During the three months ended March 31, 2007, the Company also accrued $5,000 in expenses related to Mr. Birshtein’s performance as the Chairman.

The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company. During the three months ended March 31, 2007 the Company accrued $30,000 to Royal HTM Group for such services.

During the three months ended March 31, 2007 Royal HTM Group lent the Company $139,000 to cover operating expenses for the period then ended.

Payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$944,000

Accrued compensation due to the Chairman.	323,000

$1,267,000

These amounts are non-interest bearing and due on demand.

NOTE 5-STOCK COMPENSATION PLANS

During the three months ended March 31, 2007, the Company did not issue any options to purchase its common stock. As of March 31, 2007, the total options outstanding were 8,120,000, of which 3,870,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments plus corporate and administrative functions. The segments consist of Intercomsoft, which produces secure essential government identification documents, and general and administrative expenses incurred for corporate purposes.

THREE MONTHS ENDED MARCH 31, 2007

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—
Operating expenses	8,000	232,000	240,000

Net loss	$(8,000)	$(232,000)	$240,000

THREE MONTHS ENDED MARCH 31, 2006

	Intercomsoft	Corporate and Administrative	Total

Net sales	$2,019,000	$—	$2,019,000
Operating expenses	1,147,000	312,000	1,535,000

Net income (loss)	$872,000	$(312,000)	$484,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operation should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this report.

PLAN OF OPERATION

General

          Intercomsoft, Ltd. (“Intercomsoft”) is a wholly owned subsidiary acquired by us in the second quarter of 1998. A technology-intensive company, Intercomsoft was established to operate a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

          Although it is interested in developing other opportunities, Intercomsoft’s only customer since 1996 has been the Government of the Republic of Moldova, pursuant to a ten (10) year renewable Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”).

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

          In April 2007, the Republic of Moldova and other respondents commenced an arbitral proceeding in the Republic of Moldova that alleges similar claims as in the counterclaims noted above. Together with Intercomsoft, we plan to contest the viability of this proceeding.

          There can be no assurance as to the outcome of any such proceedings.

          However, inasmuch as our only current source of revenue was derived from Intercomsoft’s activities under the Supply Agreement, if the Supply Agreement is not renewed or extended, we will have no source of revenues as a consequence of the expiration and non-renewal of such Agreement. We have had no revenues since the expiration of the Supply Agreement, which has had a material adverse effect on Intercomsoft as well as on us.

          Currently, other than activities in connection with the Supply Agreement, Trimol is not engaged in any other business operations.

RESULTS OF OPERATIONS

General

          During the three month period ended March 31, 2007, our operations consisted solely of administrative activities and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully noted above. The operations of Intercomsoft were inactive during this period.

Comparison of Three Month Period: March 31, 2007 to March 31, 2006

          During the three months ended March 31, 2007, we generated no revenues as compared to $1,700,000 in the same period in 2006, all of which resulted from Intercomsoft’s production of government documents in the Republic of Moldova. The lack of revenue in the comparative period in 2007 was the result of the contested non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

          During the three months ended March 31, 2007, there were no costs associated with generating revenues, as compared to $498,000, or 29% of revenues, for the same period in 2006.

          General and administrative expenses for the three months ended March 31, 2007, were approximately $240,000, which consisted of $8,000 of Intercomsoft expenses consisting of machinery and equipment depreciation, and $232,000 of which were general corporate and administrative expenses. For the same period in 2006, general and administrative expenses aggregated approximately $478,000, which consisted of $29,000 of Intercomsoft expenses and $449,000 of general corporate and administrative expenses. General corporate and administrative expenses decreased significantly in the three months ended March 31, 2007 compared to the same period in 2006 due to corporate overhead cutbacks resulting from the contested non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

          There were no public relations, marketing and advertising expenses for the three months ended March 31, 2007, compared to $569,000 in the same period in 2006. All of such expenses in the comparative period related to efforts to expand the use of Intercomsoft’s services. All marketing efforts were suspended in 2006 due to the unavailability of funds resulting from the expiration and contested non-renewal of the Supply Agreement, as noted above.

          We had a net loss from operations of approximately $240,000 for the three month period ended March 31, 2007, as compared to a net income of approximately $155,000 for the same period in 2006, which resulted from all of the reasons set forth above.

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

          No person has been authorized to give any information or to make any representation other than as contained or incorporated by reference in this Quarterly Report and, if given or made, such information or representation must not be relied upon as having been authorized by us.

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

          On June 22, 2006, together with Intercomosoft, our wholly owned subsidiary, we commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Republic of Moldova seeking damages and injunctive relief for various specified breaches of the Contract on Leasing Equipment and Licensing Technology dated April 29, 1996, as amended, between the Ministry of Economics of the Republic of Moldova and Intercomsoft (the “Supply Agreement”). The action seeks damages against the defendants in the aggregate amount of approximately $41,000,000 as a consequence of such breaches, as well as injunctive relief against the defendants for continuing to utilize the equipment and technology licensed to defendants under the Supply Agreement or for otherwise engaging in activities competitive with us for the period specified in the applicable provisions of the Supply Agreement. As a consequence of discussions with counsel to the defendants in such action, on August 18, 2006, we withdrew such action, without prejudice.

          On September 20, 2006, Intercomsoft filed a Demand for Arbitration with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland. The Demand repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above.

          The action has not yet progressed beyond the pleading stage. The Republic of Moldova and the other respondents have interposed counterclaims against us and Intercomsoft in amount totaling $30,000,000. The counterclaims contain allegations of fraud and misrepresentation which the respondents claim occurred during the performance of the Supply Agreement. Together with Intercomsoft, we have denied any wrongdoing, are vigorously contesting the counterclaims and have replied with opposition to such counterclaims in the arbitration.

          In addition, in April 2007, the Republic of Moldova and other respondents commenced an arbitral proceeding in the Republic of Moldova that alleges similar claims as in the counterclaims noted above. Together with Intercomsoft, we plan to contest the viability of this proceeding.

          There can be no assurance as to the outcome of the above noted proceedings.

ITEM 2.	CHANGES IN SECURITIES

          There were no options issued or exercised during the three month period ended March 31, 2007. However, there were options to purchase 1,000,000 shares of our common stock cancelled during such period. As of March 31, 2007, the total number of shares of our common stock reserved for issuance under options outstanding was 8,120,000, of which options to purchase 3,870,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.	OTHER INFORMATION

          During the three month period ended March 31, 2007, we accrued $69,000 in compensation and $5,400 in expenses due to Boris Birshtein related to his performance as our Chairman of the Board.

          During the three month period ended March 31, 2007 we borrowed $139,000 from our Chairman of the Board and Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by such individual, to meet on-going operational expenses. Of such amount, $43,000 was a direct advance of funds and $96,000 were direct payments made by Royal HTM Group on our behalf to pay expenses. Such amounts are non-interest bearing and are due on demand.

          During 2005 we engaged Royal HTM Group, Inc. to render certain business development services to us. During the three month period ended March 31, 2007 we accrued $30,000 for consulting fees due to Royal HTM Group, Inc. for such services. Such amount is non-interest bearing and is due on demand.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

          The exhibits listed below are filed as part of this Quarterly Report for the period ended March 31, 2007.

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

          There were no Current Reports on Form 8-K filed with the Securities and Exchange Commission for the three month period ended March 31, 2007.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: May 15, 2007	By: /s/ Yuri Benenson

Name: Yuri Benenson
Title: Chief Executive Officer

By: /s/ Jack Braverman

Name: Jack Braverman
Title: Chief Financial Officer