Form 10QSB
period 2007-06-30
TRIMOL GROUP INC
filed 2007-08-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

June 30, 2007

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

As of June 30, 2007, there were 100,472,328 issued and outstanding shares of the registrant’s common stock.

Transitional Small Business Disclosure Format (Check one): ☐ Yes      ☒ No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934: ☐ Yes     ☒ No

TRIMOL GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

For the period ended June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2007

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of June 30, 2007 and the related consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s only customer has notified the Company that it does not intend to renew its contract which expired April 29, 2006. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $1,932,000. These circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Trimol Group, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2007, we expressed a qualified opinion, as to the ability of the Company to continue as a going concern, on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PARITZ & COMPANY, P.A.
Hackensack, New Jersey
Date: August 8, 2007

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2007 (Unaudited)	December 31, 2006

ASSETS

Current assets:
Cash	$5,000	$13,000

TOTAL CURRENT ASSETS	5,000	13,000

Property and equipment, net	45,000	61,000

TOTAL ASSETS	$50,000	$74,000

LIABILITIES

Current liabilities:
Due to related parties	$1,504,000	$1,023,000
Accrued expenses	478,000	459,000

TOTAL CURRENT LIABILITIES	1,982,000	1,482,000

SHAREHOLDERS’ EQUITY (DEFICIENCY)	(1,932,000)	(1,408,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,000	$74,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUES (See Note 3)	$—	$2,211,000	$—	$511,000

OPERATING EXPENSES:
Cost of revenues	—	593,000	—	95,000
Marketing and promotion	—	1,003,000	—	434,000
Other operating expenses	524,000	891,000	284,000	413,000

TOTAL OPERATING EXPENSES	524,000	2,487,000	284,000	942,000

NET INCOME (LOSS)	$(524,000)	$(276,000)	$(284,000)	$(431,000)

Net income (loss) per share (basic and diluted)	(.005)	(.003)	(.003)	(.004)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(524,000)	$(276,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Depreciation of property and equipment	16,000	17,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	—	(925,000)
Accounts payable	—	(267,000)
Accrued expenses	19,000	1,373,000

NET CASH USED IN OPERATING ACTIVITIES	(489,000)	(78,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	481,000	66,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	481,000	66,000

DECREASE IN CASH	(8,000)	(12,000)

CASH – BEGINNING OF PERIOD	13,000	14,000

CASH – END OF PERIOD	$5,000	$2,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of June 30, 2007 and for the six and three month periods ended June 30, 2007 and 2006 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

The Action has not progressed beyond procedural stages. The Republic of Moldova and other respondents have interposed a counterclaim against Intercomsoft in amounts totaling $30 million. The Counterclaims contain allegations of fraud and misrepresentation occurring during the performance of the Supply Agreement. The Company denies any wrongdoing, vigorously contests the counterclaims and has replied with opposition to them in the Arbitration.

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

The action has not yet progressed beyond the procedural stages. The Republic of Moldova and the other respondents have interposed counterclaims against the Company and Intercomsoft in amounts totaling $30 million. The counterclaims contain allegations of fraud and misrepresentation claimed to have occurred during the performance of the Supply Agreement. The Company and Intercomsoft deny any wrongdoing, are vigorously contesting the counterclaims and have replied with opposition to such counterclaims in the arbitration.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis. During the six months ended June 30, 2007, the Company accrued $138,000 in compensation due to him and accrued $11,000 in expenses related to his performance as the Chairman.

The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company. During the six months ended June 30, 2007 the Company accrued $60,000 to Royal HTM Group for such services.

During the six months ended June 30, 2007 Royal HTM Group lent the Company $272,000 to cover operating expenses for the period then ended.

Payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$1,112,000

392,000

Accrued compensation due to the Chairman.	$1,504,000

These amounts are non-interest bearing and due on demand.

NOTE 5 - STOCK COMPENSATION PLANS

During the three and six months ended June 30, 2007, the Company did not issue any options to purchase its common stock. As of June 30, 2007, the total options outstanding were 8,120,000, of which 3,870,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments consisting of Intercomsoft, which produces secure essential government identification documents and general and administrative expenses incurred for corporate purposes.

SIX MONTHS ENDED JUNE 30, 2007

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—

Operating expenses	16,000	508,000	524,000

Net loss	$(16,000)	$(508,000)	$(524,000)

SIX MONTHS ENDED JUNE 30, 2006

	Intercomsoft	Corporate and Administrative	Total

Net sales	$2,211,000	$—	$2,211,000

Operating expenses	1,650,000	837,000	2,487,000

Net income (loss)	$561,000	$(837,000)	$(276,000)

THREE MONTHS ENDED JUNE 30, 2007

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—

Operating expenses	8,000	276,000	284,000

Net loss	$8,000	$(276,000)	$(284,000)

THREE MONTHS ENDED JUNE 30, 2006

	Intercomsoft	Corporate and Administrative	Total

Net sales	$511,000	$—	$511,000

Operating expenses	554,000	388,000	942,000

Net loss	$(43,000)	$(388,000)	$(431,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

          The action has not yet progressed beyond procedural stages. The Republic of Moldova and the other respondents have interposed counterclaims against us and Intercomsoft in amounts totaling $30,000,000. The counterclaims contain allegations of fraud and misrepresentation which the respondents claim occurred during the performance of the Supply Agreement. Together with Intercomsoft, we have denied any wrongdoing, are vigorously contesting the counterclaims and have replied with opposition to such counterclaims in the arbitration.

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

          Currently, other than activities in connection with the Supply Agreement, we are not engaged in any other business operations.

RESULTS OF OPERATIONS

General

          During the three and six month period ended June 30, 2007, our operations consisted solely of administrative activities and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully noted above. The operations of Intercomsoft were inactive during this period.

Comparison of Three Month Period Ended June 30, 2007 to June 30, 2006

          During the three months ended June 30, 2007, we generated no revenues as compared to $511,000 in the same period in 2006, all of which resulted from Intercomsoft’s production of government documents in the Republic of Moldova. The lack of revenue in the comparative period in 2007 was the result of the contested non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

          During the three months ended June 30, 2007, there were no costs associated with generating revenues, as compared to $95,000, or 19% of revenues, for the same period in 2006.

          General and administrative expenses for the three months ended June 30, 2007, were approximately $284,000, which consisted of $8,000 of Intercomsoft expenses consisting of machinery and equipment depreciation, and $276,000 of which were general corporate and administrative expenses. For the same period in 2006, general and administrative expenses aggregated approximately $413,000, which consisted of $25,000 of Intercomsoft expenses and $388,000 of general corporate and administrative expenses. General corporate and administrative expenses decreased significantly in the three months ended June 30, 2007 compared to the same period in 2006 due to corporate overhead cutbacks resulting from the contested non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

          There were no public relations, marketing and advertising expenses for the three months ended June 30, 2007, compared to $434,000 in the same period in 2006. All of such expenses in the comparative period related to efforts to expand the use of Intercomsoft’s services. All marketing efforts were suspended in mid-2006 due to the unavailability of funds resulting from the expiration and contested non-renewal of the Supply Agreement, as noted above.

          We had a net loss from operations of approximately $284,000 for the three month period ended June 30, 2007, as compared to a net loss of approximately $431,000 for the same period in 2006, which resulted from all of the reasons set forth above.

Comparison of Six Month Period Ended June 30, 2007 to June 30, 2006

          During the six months ended June 30, 2007, we generated no revenues as compared to $2,211,000 in the same period in 2006, all of which resulted from Intercomsoft’s production of government documents in the Republic of Moldova. The lack of revenue in the comparative period in 2007 was the result of the contested non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

          During the six months ended June 30, 2007, there were no costs associated with generating revenues, as compared to $593,000, or 27% of revenues, for the same period in 2006.

          General and administrative expenses for the six months ended June 30, 2007, were approximately $524,000, which consisted of $16,000 of Intercomsoft expenses consisting of machinery and equipment depreciation, and $508,000of which were general corporate and administrative expenses. For the same period in 2006, general and administrative expenses aggregated approximately $891,000, which consisted of $54,000 of Intercomsoft expenses and $837,000 of general corporate and administrative expenses. General corporate and administrative expenses decreased significantly in the six months ended June 30, 2007 compared to the same period in 2006 due to corporate overhead cutbacks resulting from the contested non-renewal of the Supply Agreement on April 29, 2006, as previously noted.

          There were no public relations, marketing and advertising expenses for the six months ended June 30, 2007, compared to $1,003,000 in the same period in 2006. All of such expenses in the comparative period related to efforts to expand the use of Intercomsoft’s services. All marketing efforts were suspended in mid-2006 due to the unavailability of funds resulting from the expiration and contested non-renewal of the Supply Agreement, as noted above.

          We had a net loss from operations of approximately $524,000 for the six month period ended June 30, 2007, as compared to a net loss of approximately $276,000 for the same period in 2006, which resulted from all of the reasons set forth above.

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

          The action has not yet progressed beyond procedural stages. The Republic of Moldova and the other respondents have interposed counterclaims against us and Intercomsoft in amount totaling $30,000,000. The counterclaims contain allegations of fraud and misrepresentation which the respondents claim occurred during the performance of the Supply Agreement. Together with Intercomsoft, we have denied any wrongdoing, are vigorously contesting the counterclaims and have replied with opposition to such counterclaims in the arbitration.

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

          There were no options to purchase shares of our common stock issued or exercised during the three or six month period ended June 30, 2007. However, there were options for the purchase of 1,000,000 shares of our common cancelled during such period. As of June 30, 2007, the total number of shares of our common stock reserved for issuance under options outstanding was 8,120,000, of which options to purchase 3,870,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.	OTHER INFORMATION

          During the six month period ended June 30, 2007, we accrued an aggregate of $138,000 ($23,000 per month) in compensation and $10,800 ($1,800 per month) in expenses due to Boris Birshtein related to his performance as our Chairman of the Board.

          During the six month period ended June 30, 2007 we borrowed an aggregate of $272,000 from our Chairman of the Board and Royal HTM Group, Inc., a Canadian

company beneficially owned and controlled by such individual, to meet on-going operational expenses. Of such amounts, $75,000 was a direct advance of funds and $197,000 were direct payments made by Royal HTM Group on our behalf to pay expenses. Such amounts are non-interest bearing and are due on demand.

          During 2005 we engaged Royal HTM Group, Inc. to render certain business development services to us. During the six month period ended June 30, 2007 we accrued an aggregate of $60,000 ($10,000 per month) for consulting fees due to Royal HTM Group, Inc. for such services. Such amount is non-interest bearing and is due on demand.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

          The exhibits listed below are filed as part of this Quarterly Report for the period ended June 30, 2007.

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

          There were no Current Reports on Form 8-K filed with the Securities and Exchange Commission for the three or six month period ended June 30, 2007.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: August 14, 2007	By: /s/ Yuri Benenson

	Name:	Yuri Benenson
	Title:	Chief Executive Officer

By: /s/ Jack Braverman

	Name:	Jack Braverman
	Title:	Chief Financial Officer