Form 10QSB
period 2007-09-30
TRIMOL GROUP INC
filed 2007-11-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

September 30, 2007

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

As of September 30, 2007, there were 100,472,328 issued and outstanding shares of the registrant’s common stock.

Transitional Small Business Disclosure Format (Check one): ☐ Yes     ☒ No

Accelerated filer as defined in Rule 12b-2 of the Securities Act of 1934: ☐ Yes     ☒ No

TRIMOL GROUP, INC.

FORM 10-QSB QUARTERLY REPORT

For the period ended September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of September 30, 2007 and the related consolidated statements of operations and cash flows for the nine and three month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s only customer has notified the Company that it does not intend to renew its contract that expired April 29, 2006. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $2,331,000. These circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PARITZ & COMPANY, P.A.
Hackensack, New Jersey

Date: November 9, 2007

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2007 (Unaudited)	December 31, 2006 (Audited)

ASSETS

Current assets:
Cash	$4,000	$13,000

TOTAL CURRENT ASSETS	4,000	13,000

Property and equipment, net	37,000	61,000

TOTAL ASSETS	$41,000	$74,000

LIABILITIES

Current liabilities:
Due to related parties	$1,855,000	$1,023,000
Accrued expenses	517,000	459,000

TOTAL CURRENT LIABILITIES	2,372,000	1,482,000

SHAREHOLDERS’ DEFICIENCY	(2,331,000)	(1,408,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$41,000	$74,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006	SEPTEMBER 30, 2007	SEPTEMBER 30, 2006

REVENUES	$—	$2,211,000	$—	$—

OPERATING EXPENSES:
Cost of revenues	—	593,000	—	—
Marketing and promotion	—	1,003,000	—	—
Other operating expenses	923,000	1,106,000	399,000	215,000

TOTAL OPERATING EXPENSES	923,000	2,702,000	399,000	215,000

NET INCOME (LOSS)	$(923,000)	$(491,000)	$(399,000)	$(215,000)

Net income (loss) per share (basic and diluted)	(.009)	(.005)	(.004)	(.002)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(923,000)	$(491,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH (USED IN) OPERATING ACTIVITIES:

Depreciation of property and equipment	24,000	17,000

CHANGES IN ASSETS AND LIABILITIES:
Accounts receivable	—	(925,000)
Prepaid expenses	—	(267,000)
Accrued expenses	58,000	1,078,000

NET CASH USED INOPERATING ACTIVITIES	(841,000)	(588,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Loans from related parties	832,000	578,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	832,000	578,000

DECREASE IN CASH	(9,000)	(10,000)

CASH – BEGINNING OF PERIOD	13,000	14,000

CASH – END OF PERIOD	$4,000	$4,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of September 30, 2007 and for the nine and three month periods ended September 30, 2007 and 2006 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

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

On June 27, 2006, the Company and Intercomsoft commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41,000,000 for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. As a consequence of discussions with counsel to the defendants in this action, the Company withdrew the action in August 2006, without prejudice.

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

There can be no assurance as to the outcome of such arbitration proceedings.

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

There can be no assurance as to the outcome of such arbitration proceedings.

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

NOTE 4 - RELATED PARTY TRANSACTIONS AND BALANCES

Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis. During the three and nine months ended September 30, 2007, the Company accrued $69,000 and $207,000 ($23,000 per month), respectively, in compensation due to him and accrued $5,400 and $16,200 ($1,800 per month), respectively, in expenses related to his performance as the Chairman.

The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company. During the three and nine months ended September 30, 2007 the Company accrued $30,000 and $90,000 ($10,000 per month), respectively, to Royal HTM Group for such services.

During the three and nine months ended September 30, 2007 Royal HTM Group lent the Company $247,000 and $519,000, respectively, to cover operating expenses for the period then ended.

Payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$1,394,000

Accrued compensation due to the Chairman.	461,000

$1,855,000

These amounts are non-interest bearing and due on demand.

NOTE 5 - STOCK COMPENSATION PLANS

During the three and nine months ended September 30, 2007, the Company did not issue any options to purchase its common stock. As of September 30, 2007, the total options outstanding were 7,620,000, of which 3,870,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments consisting of Intercomsoft, which produces secure essential government identification documents, and general and administrative expenses incurred for corporate purposes.

	Intercomsoft	Corporate and Administrative	Total

NINE MONTHS ENDED SEPTEMBER 30, 2007

Net sales	$—	$—	$—
Operating expenses	24,000	899,000	923,000

Net income (loss)	$(24,000)	$(899,000)	$(923,000)

NINE MONTHS ENDED SEPTEMBER 30, 2006

Net sales	$2,211,000	$—	$2,211,000
Operating expenses	1,650,000	1,052,000	2,702,000

Net income (loss)	$561,000	$(1,052,000)	$(491,000)

THREE MONTHS ENDED SEPTEMBER 30, 2007

Net sales	$—	$—	$—
Operating expenses	8,000	391,000	399,000

Net income (loss)	$(8,000)	$(391,000)	$(399,000)

THREE MONTHS ENDED SEPTEMBER 30, 2006

Net sales	$—	$—	$—
Operating expenses	—	215,000	215,000

Net income (loss)	$—	$(215,000)	$(215,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

          We are currently involved in a number of legal actions in connection with the Supply Agreement, which are set forth in detail in Part II-Item 1 of this report entitled Legal Proceedings.

          Currently, although as are exploring various opportunities, other than activities related to the Supply Agreement, we are not engaged in any other business operations at this time.

RESULTS OF OPERATIONS

General

          During the three and nine month period ended September 30, 2007, our operations consisted solely of administrative activities and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein. The operations of Intercomsoft were inactive during this period.

Comparison of Three Month Period Ended September 30, 2007 to September 30, 2006

          During the three months ended September 30, 2007, we generated no revenues and similarly generated no revenues in the same periods in 2006. Revenue in periods prior to those at issue resulted from Intercomsoft’s production of government documents in the Republic of Moldova and the lack of revenue in the periods at issue resulted from the contested non-renewal of the Supply Agreement on April 29, 2006.

          General and administrative expenses for the three months ended September 30, 2007, were approximately $399,999, which consisted of $8,000 of Intercomsoft expenses consisting of machinery and equipment depreciation, and $391,000 of which were general corporate and administrative expenses. For the same period in 2006, general and administrative expenses aggregated approximately $215,000 all of which were general and corporate administrative expenses, none of which were Intercomsoft expenses. General corporate and administrative expenses increased in the three months ended September 30, 2007 compared to the same period in 2006 due, in most part, to fees and expenses related to the on-going legal actions of the contested non-renewal of the Supply Agreement on April 29, 2006.

          There were no public relations, marketing and advertising expenses for the three months ended September 30, 2007 or 2006. All marketing efforts were suspended in mid-2006 due to the unavailability of funds resulting from the expiration and contested non-renewal of the Supply Agreement.

          We had a net loss from operations of approximately $399,999 for the three month period ended September 30, 2007, as compared to a net loss of approximately $215,000 for the same period in 2006, which resulted from all of the reasons set forth above.

Comparison of Nine Month Period Ended September 30, 2007 to September 30, 2006

          During the nine months ended September 30, 2007, we generated no revenues as compared to $2,211,000 in the same period in 2006, all of which resulted from Intercomsoft’s production of government documents in the Republic of Moldova. The lack of revenue in the comparative period in 2007 was the result of the contested non-renewal of the Supply Agreement on April 29, 2006.

          During the nine months ended September 30, 2007, there were no costs associated with generating revenues, as compared to $593,000, or 26% of revenues, for the same period in 2006.

          General and administrative expenses for the nine months ended September 30, 2007, were approximately $923,000, which consisted of $24,000 of Intercomsoft expenses consisting of machinery and equipment depreciation, and $899,000 of which were general corporate and administrative expenses. For the same period in 2006, general and administrative expenses aggregated approximately $1,106,000, which consisted of $54,000 of Intercomsoft expenses and $1,052,000 of general corporate and administrative expenses. General corporate and administrative expenses decreased in the nine months ended September 30, 2007 compared to the same period in 2006 due to corporate overhead cutbacks resulting from the contested non-renewal of the Supply Agreement on April 29, 2006.

          There were no public relations, marketing and advertising expenses for the nine months ended September 30, 2007, compared to $1,003,000 in the same period in 2006. All of such expenses in the comparative period related to efforts to expand the use of Intercomsoft’s services. All marketing efforts were suspended in mid-2006 due to the unavailability of funds resulting from the expiration and contested non-renewal of the Supply Agreement.

          We had a net loss from operations of approximately $923,000 for the nine month period ended September 30, 2007, as compared to a net loss of approximately $491,000 for the same period in 2006, which resulted from all of the reasons set forth above.

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

As of the end of the period covered by this report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by us our reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by management consisted of inadequate staffing and supervision within our bookkeeping and accounting operations. The relatively small number of individuals who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. However, as there has been no instance in which we have failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2007, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three and nine month period ended September 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

          In addition, in April 2007, the Republic of Moldova and other respondents commenced an arbitral proceeding in the Republic of Moldova that alleges similar claims as in the counterclaims noted above. Together with Intercomsoft, we are contesting the viability of this proceeding.

          There can be no assurance as to the outcome of the above noted proceedings.

ITEM 2.	CHANGES IN SECURITIES

          There were no options to purchase shares of our common stock issued or exercised during the three or nine month period ended September 30, 2007. However, there were options for the purchase of 500,000 shares of our common cancelled during such three month period. As of September 30, 2007, the total number of shares of our common stock reserved for issuance under options outstanding was 7,620,000, of which options to purchase 3,870,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.	OTHER INFORMATION

          During the three and nine month period ended September 30, 2007, we accrued an aggregate of $69,000 and $207,000 respectively, ($23,000 per month) in compensation and $5,400 and $16,200 respectively, ($1,800 per month) in expenses due to Boris Birshtein related to his performance as our Chairman of the Board.

          During the three and nine month period ended September 30, 2007 we borrowed an aggregate of $247,196 and $519,196 respectively, from our Chairman of the Board and Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by such individual, to meet on-going operational expenses. The significant increase in funds borrowed during the three month period ended September 30, 2007 related to $150,000 advanced on our behalf for the legal proceedings described in Item 1 above. Such amounts are non-interest bearing and are due on demand.

          During 2005 we engaged Royal HTM Group, Inc. to render certain business development services to us. During the three and nine month period ended September 30, 2007 we accrued an aggregate of $30,000 and $90,000 respectively, ($10,000 per month) for consulting fees due to Royal HTM Group, Inc. for such services. Such amounts are non-interest bearing and are due on demand.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

          The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2007.

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

          There were no Current Reports on Form 8-K filed with the Securities and Exchange Commission for the three or nine month period ended September 30, 2007.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: November 14, 2007	By: /s/ Yuri Benenson

Name: Yuri Benenson
Title: Chief Executive Officer

By: /s/ Jack Braverman

Name: Jack Braverman
Title: Chief Financial Officer