Form 10KSB
period 2007-12-31
TRIMOL GROUP INC
filed 2008-04-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§ 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act),
Yes ☐     No ☒

Issuer’s revenues for fiscal year ended December 31, 2007 were $0.00.

The aggregate market value of the voting common equity held by non-affiliates of the

Registrant was approximately $73,253 as of March 31, 2008 computed on the basis of a closing price of $0.01 per share on such date of the Registrant’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

The number of shares outstanding of the Registrant’s common stock, as of March 31, 2008 was 100,472,328.

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

          However, other than activities in connection with Intercomsoft’s Supply Agreement as more detailed below, although it is seeking other opportunities, Trimol is not currently engaged in any other business operations, and is not currently engaged in any activities that generate revenue.

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

          Although it pursued other opportunities, Intercomsoft’s only customer has been the Government of the Republic of Moldova, pursuant to a Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System, which, unless renewed, expired by its terms on April 29, 2006.

          Under the terms of the Supply Agreement, Intercomsoft supplied all of the equipment, technology, software, materials and consumables utilized by the Government of Moldova for the production of all national passports, drivers’, licenses, vehicle permits, identification cards and other government authorized identification documents used in the Republic of Moldova.

          To support its efforts in the Republic of Moldova, Intercomsoft utilized a proprietary technology provided to it by Supercom, Ltd. pursuant to a Sales Agreement between it and Supercom dated August 25, 1995, as amended, which was subsequently terminated in March 2005. Notwithstanding such termination, Supercom agreed to continue to supply the Government of Moldova with such equipment, consumables, software and technology during the remaining term of the Supply Agreement. Except and as to the extent provided under the Termination Agreement, Intercomsoft had no other rights to Supercom’s proprietary technology as referred to above.

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

          However, inasmuch as our only current source of revenue was derived from Intercomsoft’s activities under the Supply Agreement, the Company has not generated any revenue since April 2006. If the Supply Agreement is not renewed or extended we will continue to have no source of revenues as a consequence of the expiration of such Agreement. This event has had a material adverse effect on Intercomsoft as well as on us.

Aluminum-Air Fuel Cell Technology

          We have an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to a certain technology relating to aluminum-air fuel cells and the design and know how to a converter designed and developed by Aluminum-Power, Inc., our majority shareholder.

          Since we acquired such technology in January 2001 and through the second quarter of 2003 we engaged in research, development and marketing efforts in connection with such technology. Further, during such period we also actively sought strategic business partners to commercialize the technology and pursued the prosecution of patent applications resulting in the issuance by the United States Patent and Trademark Office of two patents on our aluminum-air fuel cell technology.

          As of the second quarter of 2003 we discontinued our research and development efforts on the aluminum-air fuel cell technology and have not actively pursued the development of such technology since such time. We do not intend to pursue the development of such technology in the future.

Our Employees

          We currently do not have any full time employees. However, we do have a number of individuals and entities that provide services to us on a consulting or advisory basis.

Transfer Agent

          The transfer agent and registrar for our common stock is Interstate Transfer Company, 6084 South 900 East, Suite 101, Salt Lake City, Utah 84121.

ITEM 1A.	RISK FACTORS

          You should carefully review and consider the following risks, as well as all other information contained in this Annual Report or incorporated herein by reference, including our consolidated financial statements and the notes to those statements, before you decide to purchase any shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material could also nevertheless materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of the shares of our common stock could decline and you could lose all or a portion of your investment in such shares. To the extent any of the information contained in this Annual Report constitutes forward-looking statements or information, the risk factors set forth below must be considered cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. See also, “Statement Regarding Forward-Looking Statements” in Item 6.

The Company’s subsidiary operates in the Republic of Moldova.

          The Company’s wholly owned subsidiary, Intercomsoft Limited, operates in the Republic of Moldova, a former member of the Soviet Union with a historically uncertain economic and political climate. This may have a material adverse impact on the Company and Intercomsoft.

The Company has no current source of revenue.

          The Company had no revenue for the year ended December 31, 2007. The Company’s sole revenue source in recent prior years was from Intercomsoft whose only customer is the Republic of Moldova’s Ministry of Economics to which it supplied its goods and services pursuant to the Supply Agreement between the Government of Moldova and Intercomsoft. However, in February 2006, the Company received a notice from the Government of the Republic of Moldova advising the Company that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. Inasmuch as the Company’s only revenues were derived from Intercomsoft’s activities under the Supply Agreement, as of April 29, 2006, the Company has had no current source of revenue as a consequence of the non-renewal of such Agreement. Although the Company has contested Moldova’s notice of non-renewal of the Supply Agreement, there can be no assurance as to the outcome of such dispute. If the Government of the Republic of Moldova does not recognize the renewal of the Supply Agreement, such event will have a material adverse effect on Intercomsoft and the Company.

The Company has commenced a legal action against the Government of Moldova.

          On June 27, 2006, the Company and Intercomsoft commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. Additionally, the Company has contested Moldova’s notice of non-renewal of the Supply Agreement. The action was withdrawn in August 2006, without prejudice. On September 18, 2006, Intercomsoft commenced an action with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland (the “ICC”). The Demand for Arbitration filed in connection therewith repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above.

          The Moldovan Defendants have denied that the ICC has jurisdiction to hear the arbitration and hearings have been held, but not completed, on this issue. In addition, the Moldovan Defendants have commenced an action before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties. The claims asserted in the current action, are the same claims asserted by the Moldovan Defendants in the ICC arbitration. Such arbitration is currently stayed in favor of the jurisdiction proceedings before the ICC arbitral panel.

          The Republic of Moldova and the other respondents have interposed counterclaims against the Company and Intercomsoft in amounts totaling $30 million. The counterclaims contain allegations of fraud and misrepresentation claimed to have occurred during the performance of the Supply Agreement.

          Management of the Company and Intercomosft are vigorously pursuing the claims against the Moldovan Defendants and have denied any wrongdoing and are, likewise, vigorously contesting the counterclaims.

          There can be no assurance as to the outcome of the above noted actions.

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

The loss of our executive officers or key personnel would adversely affect our business.

          We have substantially discontinued our operations, with the exception of limited administrative activities. Our ability to restructure the business will be dependent on the services of our executive officers and certain key personnel. If we are unable to compensate our existing or future executives we may lack the required leadership to restructure our business.

We are not in compliance with rules requiring the adoption of certain corporate governance measures. This may result in shareholders having limited protections against interested director transactions, conflicts of interest and similar matters.

          The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC and The NASDAQ Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. Some of these new requirements are reflected in the NASDAQ listing requirements. Because we are not yet required to comply with many of the corporate governance provisions (the applicable compliance date for companies in our category was extended to January 1, 2008), we have not yet adopted all of these measures. We are not in compliance with the requirement relating to the adoption of a corporate Code of Ethics, we are not in compliance with the requirement relating to the establishment of an audit committee consisting of all independent Board members. We have not established a Compensation Committee. We are not yet in compliance with requirements relating to the distribution to stockholders of annual and interim reports, solicitation of proxies, the holding of stockholders meetings, quorum requirements for such meetings and the rights of stockholders to vote on certain matters. Furthermore, until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

          Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

          We will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent registered public accounting firm addressing these assessments. We must be in compliance with these requirements for our 2008 calendar year. In preparing to meet such deadline we may identify deficiencies that we may not be able to remediate in time to meet the deadline. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We do not intend to pay any dividends on our common stock in the foreseeable future.

          We currently intend to retain all future earnings, if any, to finance our business activities and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The limited public trading market may cause volatility in the price of our common stock.

          Our common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol TMOL. The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like ours. Our common stock is thus subject to this volatility. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

          During 2007, the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.001 per share to a high of $0.025 per share and during 2006 at prices ranging from a low of $0.01 per share to a high of $0.25 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

          The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than NASDAQ, and quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the NASDAQ Stock Market. The trading price of our common stock may fluctuate significantly in response to various general economic and market conditions which may have a material or adverse effect on the market price of our common stock.

Trading in our common stock over the last 12 months has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

          Shares of our common stock are traded on the OTCBB. Limited trading in our common stock may make it difficult for investors who purchase shares of our common stock to sell such shares in the public market at any given time at prevailing prices. Also, the sale of a large block of our common stock could depress the market price of our common stock to a greater degree than a company that typically has a higher volume of trading of its securities.

          We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	Lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

Penny stock regulations may impose certain restrictions on marketability of the Company’s securities

          The Securities and Exchange Commission (the “Commission”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

          Shareholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

          Purchasers of penny stocks may have certain legal remedies available to them in the event the obligations of the broker-dealer from whom the penny stock was purchased violates or fails to comply with the above obligations or in the event that other state or federal securities laws are violated in connection with the purchase and sale of such securities. Such rights include the right to rescind the purchase of such securities and recover the purchase price paid for them.

Shares eligible for future sale may adversely affect the market

          From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 100,472,328 shares of our common stock issued and outstanding, all shares have been issued for more than two years and are eligible for sale in compliance with Rule 144(k).

          In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a non-affiliate of the Company that has satisfied a two-year holding period. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our publicly traded securities.

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

          On June 27, 2006, together with our subsidiary Intercomsoft, we commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. As a consequence of discussions with counsel to the defendants in this action, we withdrew the action in August 2006, without prejudice to our rights to reinstate it in the United States courts

          On September 18, 2006, Intercomsoft commenced an action with the International Chamber of Commerce (the “ICC”), International Court of Arbitration, in Geneva, Switzerland. The Demand for Arbitration filed in connection with such action repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above.

          The Moldovan Defendants have denied that the ICC has jurisdiction to hear the arbitration and hearings have been held, but not completed, on this issue. In addition, the Moldovan Defendants have commenced an action before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties. The claims asserted in the current action, are the same claims asserted by the Moldovan Defendants in the ICC arbitration. Such arbitration is currently stayed in favor of the jurisdiction proceedings before the ICC arbitral panel.

          The Republic of Moldova and the other respondents have interposed counterclaims against us and Intercomsoft in amounts totaling $30 million. The counterclaims contain allegations of fraud and misrepresentation which the respondents claim occurred during the performance of the Supply Agreement.

          Management of the Company and Intercomosft are vigorously pursuing the claims against the Moldovan Defendants and have denied any wrongdoing and are, likewise, vigorously contesting the counterclaims.

          There can be no assurance as to the outcome of such arbitration proceedings and actions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Our common stock is quoted and traded on a limited and sporadic basis on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol TMOL. The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTCBB. Such quotations reflect inter-dealer prices, without real mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. We had 408 stockholders of record as of December 31, 2007.

Fiscal 2007	High	Low

Fourth Quarter	$0.001	$0.001
Third Quarter	$0.01	$0.001
Second Quarter	$0.02	$0.01
First Quarter	$0.01	$0.01

Fiscal 2006	High	Low

Fourth Quarter	$0.04	$0.03
Third Quarter	$0.10	$0.03
Second Quarter	$0.25	$0.01
First Quarter	$0.03	$0.01

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

          During the fiscal year ended December 31, 2007, there were no options granted or cancelled pursuant to the 2001 Omnibus Plan, as amended.

          As of December 31, 2007, 3,870,000 options were issued and outstanding under the 2001 Omnibus Plan, as amended, and 3,000,000 options which were not issued under such Plan were issued and outstanding.

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

          In February 2006, we received notice from the Government of the Republic of Moldova that it did not intend to renew the April 29, 1996 Supply Agreement between it and Intercomsoft which, unless renewed, expired by its terms on April 29, 2006. We believe that such notice of non-renewal may not have been sent timely under the applicable provisions of the Supply Agreement and we are currently contesting the claimed non-renewal of such Agreement.

          However, inasmuch as our only revenues were derived from Intercomsoft’s activities under the Supply Agreement, as a consequence of such action, we did not generate any revenue in year 2007, nor have we generated any revenue since April 2006. If the Supply Agreement is not renewed or extended, we will not have any source of revenues as a consequence of the expiration of such Agreement. This event has had a material adverse effect on Intercomsoft as well as on us.

          In addition to Intercomsoft, in the first quarter of 2001 we acquired certain rights to an aluminum-air fuel cell technology for use in portable consumer electronic devices such as cellular telephones and laptop computers. From the time we acquired such technology in January 2001 and through the second quarter of 2003 we engaged in research, development and marketing efforts in connection with such technology. In addition, we actively sought strategic business partners to commercialize the technology and pursued the prosecution of patent applications resulting in the issuance by the US Patent and Trademark Office of two patents on such technology.

          We have not actively pursued development of this technology since the second quarter of 2003, and do not intend to further pursue the development of such technology.

Results of Operations

General

          The Company did not engage in any business operations in the year 2007 that generated any revenue.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

          During the fiscal year ended December 31, 2007 we generated no revenue. In the comparative period in 2006, we had revenues resulting solely from Intercomsoft’s production of government documents in Moldova of $640,000. The decrease in revenue is the result of the expiration and non-renewal of the Supply Agreement with the Government of Moldova, which we are currently contesting.

          During the fiscal year ended December 31, 2007 there were no costs associated with the generation of revenue as there was no revenue. In the comparative period in 2006, Intercomsoft’s costs associated with generating revenue was $593,000. This resulted in gross profit for Intercomsoft of $36,000 for the year ending December 31, 2006. Such decrease was the result of the expiration and non-renewal of the Supply Agreement as more fully detailed above.

          General and administrative expenses for the fiscal year ending December 31, 2007 were $1,267,000 which consisted of $34,000 from Intercomsoft and $1,233,000 of general corporate and administrative expenses. For the same period in 2006 general and administrative expenses were $1,375,000 which consisted of $29,000 from Intercomsoft and $1,346,000 of general corporate and administrative expenses. In both years the Intercomsoft expenses related to equipment depreciation.

          There were no public relations, marketing and advertising expenses for fiscal year ending December 31, 2007 or 2006. All marketing efforts were suspended in 2006 due to the unavailability of funds resulting from the expiration and non-renewal of the Supply Agreement as noted above.

          There were no research and development costs related to our aluminum-air fuel cell in either year 2007 or 2006. All such efforts were suspended in the second quarter of 2003.

          We had a net loss from operations of approximately $1,267,000 for 2007, as compared to a net loss of $1,328,000 for 2006 which resulted from the factors set forth above.

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

ITEM 7	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have audited the accompanying consolidated balance sheet of Trimol Group, Inc. and subsidiary (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s only customer did not renew its contract which expired April 29, 2006 and, as a result, the Company has not generated any revenue since such date. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $2,675,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

PARITZ & COMPANY, P.A.

Dated: March 24, 2008
Certified Public Accountants
Hackensack, New Jersey

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

ASSETS

Current assets:
Cash	$4,000

Total current assets	4,000

Property and equipment, net	27,000

TOTAL ASSETS	$31,000

LIABILITIES

Current liabilities:
Related parties	$2,158,000
Accrued expenses	548,000

TOTAL LIABILITIES	2,706,000

SHAREHOLDERS’ DEFICIENCY	(2,675,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$31,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006

REVENUES	$—	$640,000

OPERATING EXPENSES:
Cost of revenues	—	593,000
General and administrative expenses	1,267,000	1,375,000

TOTAL OPERATING EXPENSES	1,267,000	1,968,000

NET LOSS	$(1,267,000)	$(1,328,000)

Net loss per share (Basic and Diluted)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	COMMON STOCK		ADDITIONAL
	SHARES OUTSTANDING	AMOUNT	PAID-IN CAPITAL	DEFICIT	TOTAL

BALANCE – JANUARY 1, 2006	100,472,328	$1,005,000	$5,339,000	$(6,424,000)	$(80,000)

Net loss	—	—	—	(1,328,000)	(1,328,000)

BALANCE – DECEMBER 31, 2006	100,472,328	1,005,000	5,339.000	(7,752,000)	(1,408,000)

NET LOSS	—	—	—	(1,267,000)	(1,267,000)

BALANCE – DECEMBER 31, 2007	100,472,328	$1,005,000	$5,339,000	$(9,019,000)	$(2,675,000)

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,267,000)	$(1,328,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES
Depreciation of property and equipment	34,000	11,000
Accrued expenses to related parties	438,000	311,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	—	646,000
Accounts payable	—	(267,000)
Accrued expenses	89,000	(86,000)

NET CASH USED IN OPERATING ACTIVITIES	(706,000)	(713,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related parties	697,000	712,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	697,000	712,000

DECREASE IN CASH	(9,000)	(1,000)

CASH - BEGINNING OF YEAR	13,000	14,000

CASH - END OF YEAR	$4,000	$13,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND OPERATIONS

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware and owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a company which, until April 2006, was engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal government identification. (See Note 3).

In addition, the Company has an exclusive worldwide license to an aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. The Company ceased development of this technology in 2003. (See Note 3).

As more detailed in Note 3, the Company is pursuing certain legal action related to the operation of Intercomsoft and in 2007 did not generate any revenue from business operations.

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

Revenue Recognition

Revenue from Intercomsoft is recognized upon the quantity of product (number of computerized documents) produced during the period reported.

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

Recently Issued Accounting Standards

FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements” on September 15, 2006. SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the financial statements of the Company.

NOTE 3-RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

The Company’s subsidiary operates in the Republic of Moldova.

The Company’s wholly owned subsidiary, Intercomsoft Limited, operates in the Republic of Moldova, a former member of the Soviet Union with a historically uncertain economic and political climate. This may have a material adverse impact on the Company and Intercomsoft.

The Company has no current source of revenue.

The Company had no source of revenue for the year ended December 31, 207. It’s sole revenue source prior to that and for the year ended December 31, 2006 was from Intercomsoft whose only customer was the Republic of Moldova’s Ministry of Economics to which it supplied its goods and services pursuant to the Supply Agreement between the Government of Moldova and Intercomsoft.

On or about February 11, 2006, the Company received a notice from the Government of the Republic of Moldova advising the Company that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. The Company believes that such non-renewal notice may not have been sent timely under the applicable provisions of the Supply Agreement. However, inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, as of April 29, 2006, the Company has had no current source of revenue as a consequence of the non-renewal of such Agreement. Although the Company has contested Moldova’s notice of non-renewal of the Supply Agreement, there can be no assurance as to the outcome of such dispute. If the Government of the Republic of Moldova does not recognize the renewal of the Supply Agreement, such event will have a material adverse effect on Intercomsoft and the Company.

The Company has commenced a legal action against the Government of Moldova.

On June 27, 2006, the Company and Intercomsoft commenced an action in the United States District Court for the Southern District of New York against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. Additionally, the Company has contested Moldova’s notice of non-renewal of the Supply Agreement. Among the Company’s claims against Moldova is a claim for non-payment for all of the essential government documents produced under the Supply Agreement during the four month period commencing January 2006 and ending in April 2006. Based, in part, upon records issued by Moldova, the Company believes the uncollected amount due for this period for services rendered, together with contractually agreed upon interest for late payments, is in excess of $2.5 million, which amount is not included in the accompanying financial statement. The Company is still pursuing such amount and believes it to be a legally valid receivable. In August 2006, the action was withdrawn, without prejudice.

On September 18, 2006, Intercomsoft commenced an action with the International Chamber of Commerce, International Court of Arbitration, in Geneva, Switzerland (the “ICC”). The Demand for Arbitration filed in connection therewith repeats and incorporates the claims that were set forth in the Complaint in the withdrawn prior action noted above.

The Moldovan Defendants have denied that the ICC has jurisdiction to hear the arbitration and hearings have been held, but not completed, on this issue. In addition, the Moldovan Defendants have commenced an action before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties. The claims asserted in the current action, are the same claims asserted by the Moldovan Defendants in the ICC arbitration. Such arbitration is currently stayed in favor of the jurisdiction proceedings before the ICC arbitral panel.

The Republic of Moldova and the other respondents have interposed counterclaims against the Company and Intercomsoft in amounts totaling $30 million. The counterclaims contain allegations of fraud and misrepresentation claimed to have occurred during the performance of the Supply Agreement.

Management of the Company and Intercomosft are vigorously pursuing the claims against the Moldovan Defendants and have denied any wrongdoing and are, likewise, vigorously contesting the counterclaims.

The Company has terminated its agreement with Supercom Limited.

Pursuant to a Sales Agreement between Intercomsoft and Supercom Limited (“Supercom”) dated August 25, 1995, as amended, Supercom supplied the equipment, software, technology and consumables utilized by Intercomsoft for the production of computerized documents under the Supply Agreement. Pursuant to this agreement, Intercomsoft was provided with the guidance and support required for the installation and operation of the equipment, as well as the materials required for its maintenance.

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

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

NOTE 4-PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated useful lives used in the computation of depreciation is as follows:

	Amount	Life

Document processing equipment	$170,000	5 years

Less accumulated depreciation	143,000

	$27,000

NOTE 5-SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 shares of $0.01 par value common stock, of which 100,472,328 shares were issued and outstanding as of December 31, 2007.

The Company has authorized 10,000 shares of $1.00 par value shares of Preferred Stock, none of which were issued and outstanding as of December 31, 2007.

NOTE 6-RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	2007	2006

Compensation and related expenses to Chairman (1)	$318,000	$276,000

Cash advance from Royal HTM Group (2)	106,000	178,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	591,000	551,000

Business development services (2)	120,000	120,000

	$1,135,000	$1,125,000

1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis.

(2)

The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company. Royal HTM Group has also advanced money to the Company to fund its expenses.

Balances

Payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$1,587,000

Accrued compensation due to the Chairman.	571,000

$2,158,000

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

A summary of option activity is as follows:

	Inside Plan	Outside Plan	Total

Balance – January 1, 2006	5,470,000	5,250,000	10,720,000

Granted	—	—	—

Exercised	—	—	—

Cancelled	(1,600,000)	—	(1,600,000)

Balance – December 31, 2006	3,870,000	5,250,000	9,120,000

Granted	—	—	—

Exercised	—	—	—

Cancelled	—	(2,250,000)	(2,250,000)

Balance – December 31, 2007	3,870,000	3,000,000	6,870,000

The following table summarizes information regarding stock options outstanding at December 31, 2007:

Exercise Price Range	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable

$0.01	6,870,000	2.1	0.01	6,870,000

NOTE 8-INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	December 31, 2007	December 31, 2006

Income tax (benefit) at statutory rate of 34%	$(431,000)	$(450,000)

Net operating loss carryforward (used) not utilized	431,000	450,000

	$—	$—

Deferred tax assets and liabilities consist of:

	December 31, 2007	December 31, 2006

Deferred tax assets (liabilities):
Amortization of intangibles	$(3,935,000)	$(3,400,000)
Net operating loss carryforward	2,796,000	2,365,000
Capital loss carryforward	2,706,000	2,706,000

	1,567,000	1,671.000
Valuation allowance (see Note 2)	(1,567,000)	(1,671,000)

	$—	$—

NOTE 9-SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, which produces computerized identification documents, and general and administrative expenses incurred for corporate purposes.

YEAR ENDED DECEMBER 31, 2007

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—
Operating expenses	(34,000)	1,233,000	1,267,000

Net income (loss)	$(34,000)	$(1,233,000)	$(1,267,000)

YEAR ENDED DECEMBER 31, 2006

	Intercomsoft	Corporate and Administrative	Total

Net sales	$640,000	$—	$640,000
Operating expenses	604,000	1,364,000	1,968,000

Net income (loss)	$36,000	$(1,364,000)	$(1,328,000)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8 A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2007, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

          There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended December 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

          Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

          Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

          A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of individuals who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

          As we are not aware of any instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time and not in the interest of our shareholders.

          This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

          Our officers are elected by, and serve at the pleasure of, our Board of Directors. The names and ages of our directors and executive officers as of December 31, 2007, are set forth below. Our By-laws provide for not less than three and not more than fifteen directors.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	60	Chairman of the Board of Directors

Yuri Benenson	53	Director; Chief Executive Officer

Walter J. Perchal	56	Director

Jack Braverman	39	Director; Chief Financial Officer

Background of Executive Officers and Directors

          Boris Birshtein has served as our Chairman of the Board of Directors since January 1998. From 1994 to May 2006, Mr. Birshtein served as the Chairman of the Board of Directors of Banca Commercialia pe Actiuni “Export Import”, a former subsidiary of ours, and since 1997 he has been the Chairman of the Board and principal shareholder of Royal HTM Group, Inc. Since 1999, Mr. Birshtein has served as the Chairman of Eontech Group Inc., of which he is the principal shareholder and of Aluminum-Power Inc., our majority shareholder. Since 1996 Mr. Birshtein has served as the Chairman of World Assets (Media) Inc. Mr. Birshtein holds PhDs in Philosophy and Economics.

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

          Walter J. Perchal has served as member of our Board of Directors since February 2001. Since 1997, Mr. Perchal has served as the President and Chief Executive Officer of IC Inc., a consulting firm, which provides consulting services in North America, Europe and Asia. For the past 25 years, Mr. Perchal has served as an adjunct Professor at York University in Toronto, Canada.

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

          For the fiscal years ended December 31, 2007 and 2006, the following individuals received the following compensation for services rendered to us. See “Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation				Long Term Compensation

						AWARDS

Name & Principal Position	Year	Salary ($)		Other Annual Compensation ($)		Securities Underlying Options/ SARs	All Other Compensation

Boris Birshtein	2007	$276,570	(1)	$72,162	(2)	—
Chairman of the Board	2006	$276,570	(3)	$63,600	(4)

Yuri Benenson	2007	$104,216	(5)	—		—
Chief Executive Officer	2006	$53,320		—

Jack Braverman	2007	$94,416	(6)	$17,559	(7)	—
Chief Financial Officer	2006	$105,120

(1)	All of such amount was accrued but not paid to Mr. Birshtein.

(2)

Such amount represents a monthly expense allowance $1,800 totaling $21,600 annually, all of which was accrued but not paid, and $50,562 for auto lease and insurance premiums paid on behalf of Mr. Birshtein

(3)	Of such amount, $23,047 was paid to Mr. Birshtein and the balance was accrued and remains due to him.

(4)

Includes a monthly expense allowance of $1,800 totaling $21,600 annually. Of such amount, $1,800 was paid to Mr. Birshtein and the balance was accrued and remains due to him. Such amount also includes $42,000 for auto lease and insurance premiums paid on behalf of Mr. Birshtein.

(5)	Of such amount, $99,216 was paid to Mr. Benenson in year 2007 and $5,000 was paid in January 2008, in arrears.

(6)	Of such amount $25,116 was paid to Mr. Braverman and $69,300 was accrued and remains unpaid.

(7)	Such amount represents auto lease and insurance premiums paid on behalf of Mr. Braverman.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

          In 2007 there were no options granted pursuant to the 2001 Omnibus Plan, as amended and no outstanding options were exercised during 2007.

Compensation of Directors

          All of our outside Directors are entitled to receive an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period. During the fiscal years ended December 31, 2007 and 2006, there were no such payments made to any outside Director.

          Mr. Birshtein has served as our Chairman of the Board since January 1998 and since March 2004, has served in such capacity pursuant to a letter agreement between he and us which provides for, among other things, a monthly consulting fee of $23,047 and a monthly expense allowance of $1,800. Additionally, we paid certain auto lease and insurance expenses on Mr. Birshtein’s behalf, as detailed in the table above.

          Mr. Benenson has served a member of the Board of Directors and our Chief Executive Office since May 2003. In connection with his service as our CEO in 2007, Mr. Benenson was paid $104,000, but was not entitled to nor compensated for his service as a member of our Board of Directors.

          Mr. Braverman has served as a member of the Board of Directors and our Chief Financial Officer since January 2004. In connection with his service as our CFO in 2007, Mr. Braverman was entitled to receive $94,416, but was not entitled to nor compensated for his service as a member of our Board of Directors. Of such amount, Mr. Braverman was paid $25,166 and the balance was accrued and remains due to him. Additionally, we paid certain auto lease and insurance expenses on Mr. Braverman’s behalf, as detailed in the table above.

Employment Agreements

          The employment agreement with Boris Birshtein, our Chairman of the Board of Directors, expired on December 31, 2003 and was not renewed. Thereafter, pursuant to a letter agreement dated March 10, 2004 between he and us, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement including, among other things, a monthly consulting fee of $23,047 and a monthly expense allowance of $1,800.

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

          As of December 31, 2007, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, options to acquire 3,870,000 shares of our common stock were outstanding.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be the beneficial owners of more than 5% of our common stock as of December 31, 2007, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

	As of December 31, 2007 (1)

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER		PERCENT OF CLASS

Boris Birshtein 1285 Avenue of the Americas, 35th Floor New York, New York, 10019	84,922,000	(2)(3)	79.2%

Aluminum-Power Inc. 87 Scollard Street Toronto, Ontario M5R 1G4	75,275,000	(2)	70.2%

Yuri Benenson 1285 Avenue of the Americas, 35th Floor New York, NY10019	—		—

Jack Braverman 1285 Avenue of the Americas, 35th Floor New York, NY 10019	500,000	(4)	.466%

Walter J. Perchal 1285 Avenue of the Americas, 35th Floor New York, New York, 10019	75,275	(5)	.070%

P.L.T. International, Inc 87 Scollard Street Toronto, Ontario M5R 1G4	8,225,000		7.66%

All Executive Officers and Directors as a Group (4 persons) (6)	83,922,000		79.736%

(1)

Based on a total of 107,342,328 shares of common stock, which includes: (i) 100,472,328 shares of common stock issued and outstanding as of December 31, 2007; (ii) options to purchase 3,870,000 shares of our common stock granted pursuant to the 2001 Omnibus Plan, as amended; and, (iii) options to purchase 3,000,000 shares of our common stock granted outside of the 2001 Omnibus Plan, as amended.

(2)

Mr. Birshtein is an indirect owner of Aluminum-Power Inc., our majority shareholder, which owns 75,275,000 shares of our common stock. Aluminum-Power Inc.’s majority shareholder is Eontech Group Inc. of which Birshtein Holdings, Ltd. is the majority owner. Mr. Birshtein directly controls Birshtein Holdings, Ltd.

(3)

Represents 5,737,000 shares of our common stock owned directly by Mr. Birshtein; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and, 75,275,000 shares of our common stock owned by

Aluminum-Power Inc.

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

          During 2007, we accrued $276,000 in compensation and $21,600 in expenses due to Mr. Boris Birshtein related to his performance as the Chairman of the Board. In year 2006 we paid Mr. Birshtein $23,000 and accrued $253,000 in compensation due to him and paid $44,000 and accrued $20,000 in expenses related to his performance as the Chairman of the Board.

          During 2005 we engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by our Chairman of the Board, to render certain business development services to us. During 2007 we accrued $120,000 for such services. In 2006 we paid $99,000 to Royal HTM Group for such services and $312,000 was accrued and unpaid, of which $21,000 was consulting fees and $291,000 was reimbursement of business expenses.

          During 2007 Royal HTM Group lent us $106,000 to cover our operating expense for the year and advanced $591,000 on our behalf for certain services and expenses we incurred, which included, among other things, approximately $99,000 in compensation paid to our CEO and $25,000 paid to our CFO on our behalf, and $193,000 to fund on-going legal fees related to our legal action in Moldova. In 2006 Royal HTM Group lent us $178,000 to cover our operating expenses for the year and advanced $260,000 on our behalf for certain services and expenses we incurred. Such amounts are non-interest bearing and are due on demand.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed below are filed as part of this Annual Report.

Exhibit	Document

3(i)	Articles of Incorporation (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144).

3(ii)	By-laws (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144).

4	January 24, 2001 Definitive Information Statement filed with the Securities and Exchange Commission (incorporated herein by reference).

4(i)	July 19, 2001 Information Statement filed with the Securities and Exchange Commission (incorporated herein by reference).

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2008.

TRIMOL GROUP, INC.

By:	/s/ Yuri Benenson

Name:	Yuri Benenson
Title:	Chief Executive Officer and Director

By:	/s/ Jack Braverman

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Boris Birshtein	Date: April 14, 2008

Name:	Boris Birshtein
Title:	Chairman of the Board and Director

By:	/s/ Yuri Benenson	Date: April 14, 2008

Name:	Yuri Benenson
Title:	Chief Executive Officer and Director

By:	/s/ Jack Braverman	Date: April 14, 2008

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

By:	/s/ Walter Perchal	Date: April 14, 2008

Name:	Walter Perchal
Title:	Director