Form 10-Q
period 2008-03-31
TRIMOL GROUP INC
filed 2008-05-15
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2008

Commission file number: 000-26971

TRIMOL GROUP, INC.

(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE

(State or other Jurisdiction of Incorporation or Organization)

13-3859706

(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor
New York, New York 10019

(Address of principal executive offices)

212. 554.4394

(Issuer’s Telephone Number)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a small reporting company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐  No ☒

As of May 14, 2008, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of March 31, 2008 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s only customer did not intend to renew its contract which expired April 29, 2006 and, as a result, the Company has not generated and revenue since such date. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $2,920,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

PARITZ & COMPANY, P.A.
Hackensack, New Jersey
Date: May 12, 2008

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS

Current assets:
Cash	$4,000	$4,000

TOTAL CURRENT ASSETS	4,000	4,000

Property and equipment, net	19,000	27,000

TOTAL ASSETS	$23,000	$31,000

LIABILITIES

Current liabilities:
Related Parties	$2,374,000	$2,158,000
Accrued expenses	569,000	548,000

TOTAL CURRENT LIABILITIES	2,943,000	2,706,000

SHAREHOLDERS’ DEFICIENCY	(2,920,000)	(2,675,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$23,000	$31,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007

REVENUES	$—	$—

OPERATING EXPENSES	245,000	240,000

NET LOSS	$(245,000)	$(240,000)

Net loss per share (basic and diluted)	(.002)	(.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,472,000	100,472,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(245,000)	$(240,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation of property and equipment	8,000	8,000
Accrued expenses to related parties	109,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	21,000	(17,000)

NET CASH USED IN OPERATING ACTIVITIES	(107,000)	(249,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	107,000	244,000

NET CASH USED IN FINANCING ACTIVITIES	107,000	244,000

INCREASE (DECREASE) IN CASH	—	(5,000)

CASH – BEGINNING OF PERIOD	4,000	13,000

CASH – END OF PERIOD	$4,000	$8,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements of Trimol Group, Inc. (the “Company”) as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 included herein have been prepared on the same basis as those of the Annual Report on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments (consisting only of those which are normal and recurring) necessary for a fair presentation have been included.

The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 2 - OPERATIONS

The Company owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a company which, until April 2006, was engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal government identification. As more detailed in Note 3, the Company is pursuing certain legal action related to the operation of Intercomsoft.

Additionally, the Company has an exclusive worldwide license to an aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. However, the Company ceased development of this technology in 2003. (See Note 3).

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

The Company had no source of revenue for the three month period ended March 31, 2008, nor for the year ended December 31, 2007. It’s sole revenue source for several years prior to such time was from Intercomsoft whose only customer was the Republic of Moldova’s Ministry of Economics to which it supplied its goods and services pursuant to the Supply Agreement between the Government of Moldova and Intercomsoft.

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

The Moldovan Defendants have denied that the ICC has jurisdiction to hear the arbitration and hearings have been held, but no decision has been rendered by the arbitral tribunal on this issue. In addition, the Moldovan Defendants have commenced an action before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties. The claims asserted in the current action, are the same claims asserted by the Moldovan Defendants in the ICC arbitration. There have been no hearings in such arbitration.

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

NOTE 4-RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Three Months Ended March 31,
	2008	2007

Compensation and related expenses to Chairman (1)	$79,000	$74,000

Cash advance from Royal HTM Group (2)	27,000	43,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	79,000	96,000

Business development services (2)	30,000	30,000

	$215,000	$243,000

1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis.

2)

The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company. Royal HTM Group has also advanced money to the Company to fund its operating expenses.

Balances

As of March 31, 2008 payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$1,723,000

Accrued compensation due to the Chairman.	651,000

$2,374,000

These amounts are non-interest bearing and due on demand.

NOTE 5-STOCK COMPENSATION PLANS

During the three months ended March 31, 2008, the Company did not issue any options to purchase its common stock. As of March 31, 2008, the total options outstanding were 6,870,000, of which 3,870,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 6 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments consisting of Intercomsoft, which produces secure essential government identification documents and general and administrative expenses incurred for corporate purposes.

THREE MONTHS ENDED MARCH 31, 2008

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—

Operating expenses	8,000	237,000	245,000

Net loss	$(8,000)	$(237,000)	$(245,000)

THREE MONTHS ENDED MARCH 31, 2007

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—

Operating expenses	8,000	232,000	240,000

Net loss	$(8,000)	$(232,000)	$(240,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operation should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as our unaudited consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. We expressly disclaim any obligation or undertaking to update these statements in the future.

OPERATIONS

Business Development

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

          However, other than activities in connection with Intercomsoft’s Supply Agreement as more detailed below, although we are seeking other opportunities, we are not currently engaged in any other business operations, or in any activities that generate revenue.

Intercomsoft Ltd.

          Intercomsoft, Ltd. is a technology-intensive company, established to operate a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

          Although it has pursued other opportunities, Intercomsoft’s only customer has been the Government of the Republic of Moldova, pursuant to a ten (10) year renewable Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) entered into in April 1996.

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

RESULTS OF OPERATIONS

General

          During the three month period ended March 31, 2008, our operations consisted solely of administrative activities and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended March 31, 2008 to March 31, 2007

          During the three months ended March 31, 2008, we generated no revenues and similarly generated no revenues in the comparative period in 2007. Revenue in periods prior to those at issue resulted from Intercomsoft’s production of government documents in the Republic of Moldova and the lack of revenue in the periods at issue resulted from the contested non-renewal of the Supply Agreement on April 29, 2006.

          General and administrative expenses for the three months ended March 31, 2008, were approximately $245,000, which consisted of $8,000 of Intercomsoft expenses consisting of machinery and equipment depreciation, and $237,000 of which were general corporate and administrative expenses. For the same period in 2007, general and administrative expenses aggregated approximately $240,000, which consisted of $8,000 of Intercomsoft expenses consisting of machinery and equipment depreciation and $232,000 of which were general and corporate administrative expenses.

          There were no public relations, marketing and advertising expenses for the three months ended March 31, 2008 or 2007. All marketing efforts were suspended in mid-2006 due to the unavailability of funds resulting from the expiration and contested non-renewal of the Supply Agreement.

          We had a net loss from operations of approximately $245,000 for the three month period ended March 31, 2008, as compared to a net loss of approximately $240,000 for the same period in 2007, which resulted from all of the reasons set forth above.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

          There were no options to purchase shares of our common stock issued or exercised during the three month period ended March 31, 2008. As of March 31, 2008, the total number of shares of our common stock reserved for issuance under options outstanding was 6,870,000, of which options to purchase 3,870,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Quarterly Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2008, our Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

          There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of March 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

          A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of individuals who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

          As we are not aware of any instance in which the Company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time and not in the interest of our shareholders.

          This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Quarterly Report.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

          The Moldovan Defendants have denied that the ICC has jurisdiction to hear the arbitration and hearings have been held, but no decision has been rendered by the arbitral tribunal on this issue. In addition, the Moldovan Defendants have commenced an action before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties. The claims asserted in the current action are the same claims asserted by the Moldovan Defendants in the ICC arbitration. There have been no hearings in such arbitration.

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

          There can be no assurance as to the outcome of such arbitration proceedings and actions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.	OTHER INFORMATION

          During the three month period ended March 31, 2008, we accrued an aggregate of $69,000 ($23,000 per month) in compensation and $5,400 ($1,800 per month) in expenses due to Boris Birshtein related to his performance as our Chairman of the Board.

          During the three month period ended March 31, 2008 we borrowed an aggregate of $106,000 from our Chairman of the Board and Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by such individual, to meet on-going operational expenses. Such amount is non-interest bearing and is due on demand.

          During 2005 we engaged Royal HTM Group, Inc. to render certain business development services to us on on-going basis. During the three month period ended March 31, 2008 we accrued an aggregate of $30,000 ($10,000 per month) for consulting fees due to Royal HTM Group, Inc. for such services. Such amount is non-interest bearing and is due on demand.

ITEM 6.	EXHIBITS

          The exhibits listed below are filed as part of this Quarterly Report for the period ended March 31, 2008

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

TRIMOL GROUP, INC.

Date: May 15, 2008	By: /s/ Yuri Benenson

	Name:	Yuri Benenson
	Title:	Chief Executive Officer

By: /s/ Jack Braverman

	Name:	Jack Braverman
	Title:	Chief Financial Officer