Form 10-Q
period 2008-06-30
TRIMOL GROUP INC
filed 2008-08-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2008

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

As of August 12, 2008, there were 79,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2008

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of June 30, 2008 and the related consolidated statements of operations and cash flows for the six and three month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s only customer did not renew its contract which expired April 29, 2006 and, as a result, the Company has not generated any revenue since such date. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $2,782,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

PARITZ & COMPANY, P.A.
Hackensack, New Jersey
Date: August 12, 2008

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS

Current assets:
Cash	$5,000	$4,000

TOTAL CURRENT ASSETS	5,000	4,000

Property and equipment, net	10,000	27,000

TOTAL ASSETS	$15,000	$31,000

LIABILITIES

Current liabilities:
Due to related parties	$2,232,000	$2,158,000
Accrued expenses	565,000	548,000

TOTAL CURRENT LIABILITIES	2,797,000	2,706,000

SHAREHOLDERS’ DEFICIENCY	(2,782,000)	(2,675,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$15,000	$31,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUES	$—	$—		$—

OPERATING EXPENSES	507,000	524,000	262,000	284,000

NET LOSS	$(507,000)	$(524,000)	($262,000)	$(284,000)

Net loss per share (basic and diluted)	(.005)	(.005)	(.002)	(.003)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(507,000)	$(524,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation of property and equipment	17,000	16,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	17,000	19,000

NET CASH USED IN OPERATING ACTIVITIES	(473,000)	(489,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	474,000	481,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	474,000	481,000

INCREASE (DECREASE) IN CASH	1,000	(8,000)

CASH – BEGINNING OF PERIOD	4,000	13,000

CASH – END OF PERIOD	$5,000	$5,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Trimol Group Inc (the “Company”) as of June 30, 2008 and for the six and three month periods ended June 30, 2008 and 2007 included herein have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 14, 2008.

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

As more detailed in Note 4, the Company is pursuing certain legal action related to the operation of Intercomsoft and since April 2006 has not generated any revenue from business operations.

Additionally, as more detailed in Note 3, until May 30, 2008, the Company had an exclusive worldwide license to an aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. However, the Company had ceased development of this technology in 2003.

NOTE 3 – TERMINATION AGREEMENT

On May 30, 2008 the Company entered into a termination agreement (the “Termination Agreement”) with Aluminum Power Inc. (API), the Company’s majority shareholder which is beneficially owned and controlled by the Company’s Chairman of the Board. The Termination Agreement terminated the Technology

Acquisition Agreement and the Research and Development Agreement entered into by the Company and API in 2001.

In consideration of the Termination Agreement Royal HTM Group, Inc, a company also beneficially owned and controlled by the Company’s Chairman of the Board, cancelled $400,000 of the Company’s. indebtedness to it. The forgiveness of debt was accounted for as a credit to additional paid in capital on the accompanying consolidated balance sheet as of June 30, 2008

In addition, subsequent to the period ended June 30, 2008, the Company entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms of the Amendment, API transferred 21,000,000 shares of the Company’s common stock owned by it to the Company as further consideration in connection with the Termination Agreement, to be utilized by the Company solely in connection with certain acquisitions that the Company is currently exploring. In the event that the Company does not conclude any of such acquisitions by December 31, 2008, API has the right to require the Company to reconvey such 21,000,000 shares to it for a purchase price of $1,000.

NOTE 4 - RISKS AND UNCERTAINTIES

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

The Company had no source of revenue for the six month period ended June 30, 2008, nor for the year ended December 31, 2007. Its sole revenue source for several years prior to such time was from Intercomsoft whose only customer was the Republic of Moldova’s Ministry of Economics to which it supplied its goods and services pursuant to the Supply Agreement between the Government of Moldova and Intercomsoft.

On or about February 11, 2006, the Company received a notice from the Government of the Republic of Moldova advising the Company that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. The Company believes that such non-renewal notice may not have been sent timely under the applicable provisions of the Supply Agreement. However, inasmuch as the Company’s only revenues are derived from Intercomsoft’s activities under the Supply Agreement, as of April 29, 2006, the Company has had no current source of revenue as a consequence of the non-renewal of such Agreement. Although the Company has contested Moldova’s notice of non-renewal of the Supply Agreement, there can be no assurance as to the outcome of such dispute. Such event has had a material adverse effect on Intercomsoft and the Company.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 above, the Company’s only customer did not renew its contract which expired April

29, 2006 and, as a result, the Company has not generated any revenue since such date. In addition, as shown on the balance sheet, the Company’s liabilities exceeded its assets by $2,782,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

See Note 3 regarding the Termination Agreement with API.

Transactions

	Six Months Ended June 30,
	2008	2007

Compensation and related expenses to Chairman (1)	$159,000	$149,000

Cash advance from Royal HTM Group (2)	95,000	74,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	159,000	198,000

Business development services (2)	60,000	60,000

	$473,000	$481,000

1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis.

2)

The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company. Royal HTM Group has also advanced money to the Company to fund its operating expenses.

Balances

As of June 30, 2008 payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$1,502,000

Accrued compensation due to the Chairman.	730,000

$2,232,000

These amounts are non-interest bearing and due on demand.

NOTE 6 - STOCK COMPENSATION PLANS

During the six months ended June 30, 2008, the Company did not issue any options to purchase its common stock. As of June 30, 2008, the total options outstanding were 6,870,000, of which 3,870,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 7 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, which produces secure essential government identification documents, and general and administrative expenses incurred for corporate purposes.

SIX MONTHS ENDED JUNE 30, 2008

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—

Operating expenses	17,000	490,000	507,000

Net loss	$(17,000)	$(490,000)	$(507,000)

SIX MONTHS ENDED JUNE 30, 2007

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—

Operating expenses	16,000	508,000	524,000

Net loss	$(16,000)	$(508,000)	$(524,000)

THREE MONTHS ENDED JUNE 30, 2008

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—

Operating expenses	9,000	253,000	262,000

Net loss	$(9,000)	$(253,000)	$(262,000)

THREE MONTHS ENDED JUNE 30, 2007

	Intercomsoft	Corporate and Administrative	Total

Net sales	$—	$—	$—

Operating expenses	8,000	276,000	284,000

Net loss	$(8,000)	$(276,000)	$(284,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

          Additionally, until May 30, 2008, we had an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology for use with portable consumer electronic devices which we acquired in January 2001.

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

          We are currently involved in a number of legal actions in connection with the Supply Agreement, which are set forth in detail in Part II Item 1 of this report entitled Legal Proceedings.

Aluminum-Air Fuel Cell Technology

          Until May 30, 2008, we had an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to a certain technology relating to aluminum-air fuel cells and the design and know how to a converter designed and developed by Aluminum-Power, Inc. (“Aluminum Power”), our majority shareholder, which is beneficially owned and controlled by our Chairman of the Board.

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

          On May 30, 2008 we entered into a termination agreement (the “Termination Agreement”) with Aluminum Power terminating the Technology Acquisition Agreement and the Research and Development Agreement entered into by us and Aluminum Power in 2001. In consideration of the Termination Agreement, Royal HTM Group, Inc, a company beneficially owned and controlled by the Company’s Chairman of the Board, cancelled $400,000 of our indebtedness to it.

          In addition, subsequent to the period ended June 30, 2008, we entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms of the Amendment, Aluminum Power transferred to us 21,000,000 shares of our common stock owned by it as further consideration in connection with the Termination Agreement. Such shares are to be utilized by us solely in connection with certain acquisitions that we are currently exploring. In the event that we do not conclude any of such acquisitions by December 31, 2008, Aluminum Power has the right to require us to reconvey such 21,000,000 shares to it for a purchase price of $1,000.

RESULTS OF OPERATIONS

General

          During the three and six month period ended June 30, 2008, our operations consisted solely of administrative activities, activities surrounding exploration of certain acquisitions and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended June 30, 2008 to June 30, 2007

          During the three months ended June 30, 2008, we generated no revenues from operations and similarly generated no revenues in the comparative period in 2007. Revenue in periods prior to those at issue resulted from Intercomsoft’s production of government documents in the Republic of Moldova and the lack of revenue in the periods at issue resulted from the contested non-renewal of the Supply Agreement on April 29, 2006.

          General and administrative expenses for the three months ended June 30, 2008, were approximately $262,000, which consisted of $9,000 of Intercomsoft expenses consisting of machinery and equipment depreciation, and $253,000 of which were general corporate and administrative expenses. For the same period in 2007, general and administrative expenses aggregated approximately $284,000, which consisted of $8,000 of Intercomsoft expenses consisting of machinery and equipment depreciation and $276,000 of which were general and corporate administrative expenses.

          We had net loss from operations of approximately $262,000 for the three month period ended June 30, 2008, as compared to a net loss of approximately $284,000 for the same period in 2007.

Comparison of Six Month Period Ended June 30, 2008 to June 30, 2007

          During the six months ended June 30, 2008, we generated no revenues from operations and similarly generated no revenues in the comparative period in 2007. Revenue in periods prior to those at issue resulted from Intercomsoft’s production of government documents in the Republic of Moldova and the lack of revenue in the periods at issue resulted from the contested non-renewal of the Supply Agreement on April 29, 2006.

          General and administrative expenses for the six months ended June 30, 2008, were approximately $507,000, which consisted of $17,000 of Intercomsoft expenses consisting of machinery and equipment depreciation, and $490,000 of which were general corporate and administrative expenses. For the same period in 2007, general and administrative expenses aggregated approximately $524,000, which consisted of $16,000 of Intercomsoft expenses consisting of machinery and equipment depreciation and $508,000 of which were general and corporate administrative expenses.

          We had a net loss from operations of approximately $507,000 for the six month period ended June 30, 2008, as compared to a net loss of approximately $524,000 for the same period in 2007.

Liquidity & Capital Resources

          Intercomsoft’s Supply Agreement, if not renewed pursuant to the terms thereof, expired by its terms in April 2006. As a consequence of what we believe was an untimely notice of non-renewal of the Supply Agreement, Moldova discontinued payment to us for amounts due under the Supply Agreement and our sole source of revenue ended. We have not generated and revenue since such time. Although we are vigorously contesting the non-renewal of the Supply Agreement, there can be no assurances as to the outcome such dispute. If the Supply Agreement is not renewed, we will need to pursue future business opportunities in order to sustain continued operations.

          Our liabilities currently exceed our assets by $2,782,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

          There were no options to purchase shares of our common stock cancelled, issued or exercised during the three or six month periods ended June 30, 2008. As of June 30, 2008, the total number of shares of our common stock reserved for issuance under options outstanding was 6,870,000, of which options to purchase 3,870,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

Available information

          We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance therewith, file reports, proxy and information statements and other information with the Commission. Reports, proxy statements and other information filed by us with the Commission pursuant to the informational requirements of the Exchange Act may be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material may also be obtained upon written request addressed to the Commission, Public Reference Section, Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The Commission also maintains an Internet web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission at www.sec.gov.

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

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by us in our reports are recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2008, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

          There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of June 30, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

          As we are not aware of any instance in which we failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time and not in the interest of our shareholders.

          This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

          During the six month period ended June 30, 2008, we accrued an aggregate of $138,000 ($23,000 per month) in compensation and $10,800 ($1,800 per month) in expenses due to Boris Birshtein related to his performance as our Chairman of the Board.

          During the six month period ended June 30, 2008 we borrowed an aggregate of approximately $308,000 from our Chairman of the Board and Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by such individual, to meet on-going operational expenses. Such amount is non-interest bearing and is due on demand.

          Royal HTM Group renders certain business development services to us on on-going basis. During the six month period ended June 30, 2008 we accrued an aggregate of $60,000 ($10,000 per month) for consulting fees due to Royal HTM Group for such services. Such amount is non-interest bearing and is due on demand.

          On May 30, 2008 we entered into a termination agreement (the “Termination Agreement”) with Aluminum Power Inc., a company beneficially owned and controlled by our Chairman of the Board. The Termination Agreement terminated the Technology Acquisition Agreement and the Research and Development Agreement entered into by us with Aluminum Power in 2001. In consideration of the Termination Agreement, Royal HTM Group cancelled $400,000 of our indebtedness to it. The forgiveness of such debt was accounted for as a credit to additional paid in capital on the accompanying consolidated balance sheet as of June 30, 2008. As of the date of the Termination Agreement, Aluminum Power was our majority shareholder.

          On July 9, 2008, we entered into an amendment of the Termination Agreement (the “Amendment”). Pursuant to the terms of the Amendment, Aluminum Power transferred to us 21,000,000 shares of our common stock owned by it as further consideration in connection with the Termination Agreement. Such shares are to be utilized by us solely in connection with certain acquisitions that we are currently exploring. In the event that we do not conclude any of such acquisitions by December 31, 2008, Aluminum Power has the right to require us to reconvey such 21,000,000 shares to it for a purchase price of $1,000. Such transaction reduced the number of our issued and outstanding shares by 21,000,000 resulting in a total of 79,472,328 issued and outstanding shares as of the date of this quarterly report.

          On July 10, 2008 Royal HTM Group and Aluminum Power entered into an agreement pursuant to which Aluminum Power transferred to Royal HTM Group 49,275,000 of its shares of our common stock. With such transaction Royal HTM Group became our majority shareholder.

ITEM 6.	EXHIBITS

          The exhibits listed below are filed as part of this Quarterly Report for the period ended June 30, 2008:

Exhibit No.	Document

31.1	Chief Executive Officer Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

     SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: August 13, 2008	By: /s/ Yuri Benenson

	Name:	Yuri Benenson
	Title:	Chief Executive Officer

By: /s/ Jack Braverman

	Name:	Jack Braverman
	Title:	Chief Financial Officer