Form 10-Q
period 2008-09-30
TRIMOL GROUP INC
filed 2008-11-14
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐      No ☒

As of November 12, 2008, there were 79,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors and Shareholders of
Trimol Group, Inc.

We have reviewed the accompanying consolidated balance sheet of Trimol Group, Inc. (the “Company”) as of September 30, 2008 and the related consolidated statements of operations and cash flows for the nine and three month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s only customer did not renew its contract which expired April 29, 2006 and, as a result, the Company has not generated any revenue since such date. In addition, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $3,664,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

PARITZ & COMPANY, P.A.
Hackensack, New Jersey
Date: November 10, 2008

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS

Current assets:
Cash	$4,000	$4,000

TOTAL CURRENT ASSETS	4,000	4,000

Property and equipment, net	2,000	27,000

TOTAL ASSETS	$6,000	$31,000

LIABILITIES

Current liabilities:
Due to related parties	$2,524,000	$2,158,000
Accrued expenses	1,146,000	548,000

TOTAL CURRENT LIABILITIES	3,670,000	2,706,000

SHAREHOLDERS’ DEFICIENCY	(3,664,000)	(2,675,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$6,000	$31,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007	SEPTEMBER 30, 2008	SEPTEMBER 30, 2007

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
Legal action fees and expenses	635,000	—	635,000	—
Other operating expenses	754,000	923,000	247,000	399,000

TOTAL OPERATING EXPENSES	1,389,000	923,000	882,000	399,000

NET LOSS	$(1,389,000)	$(923,000)	$(882,000)	$(399,000)

Net loss per share (basic and diluted)	(.015)	(.009)	(.011)	(.004)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	94,087,712	100,472,328	81,526,676	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(1,389,000)	$(923,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation of property and equipment	25,000	24,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	598,000	58,000

NET CASH USED INOPERATING ACTIVITIES	(766,000)	(841,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	766,000	832,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	766,000	832,000

DECREASE IN CASH	—	(9,000)

CASH – BEGINNING OF PERIOD	4,000	13,000

CASH – END OF PERIOD	$4,000	$4,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Trimol Group Inc (the “Company”) as of September 30, 2008 and for the nine and three month periods ended September 30, 2008 and 2007 included herein have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

As more detailed in Note 4, the Company is pursuing certain legal action related to the operation of Intercomsoft and since April 2006 has not generated any revenue from its business operations.

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

NOTE 3 – TERMINATION AGREEMENT

On May 30, 2008 the Company entered into a termination agreement (the “Termination Agreement”) with Aluminum Power Inc. (API), the Company’s majority shareholder at that time, which is beneficially owned and controlled by the Company’s Chairman of the Board. The Termination Agreement terminated the

Technology Acquisition Agreement and the Research and Development Agreement entered into by the Company and API in 2001.

In consideration of the Termination Agreement Royal HTM Group, Inc, a company also beneficially owned and controlled by the Company’s Chairman of the Board, cancelled $400,000 of the Company’s indebtedness to it. The forgiveness of debt was accounted for as a credit to additional paid in capital on the accompanying consolidated balance sheet as of September 30, 2008

In addition, the Company entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms of the Amendment, API transferred 21,000,000 shares of the Company’s common stock owned by it to the Company as further consideration in connection with the Termination Agreement, to be utilized by the Company solely in connection with certain acquisitions that the Company is currently exploring. The Amendment provides that in the event that the Company does not conclude any of such acquisitions by December 31, 2008, API has the right to require the Company to reconvey such 21,000,000 shares to it for an aggregate purchase price of $1,000. A further Amendment No. 2 to the Termination Agreement dated as of September 24, 2008, extended the December 31, 2008 reconveyance date to September 23, 2009. Such transaction reduced the number of our issued and outstanding shares by 21,000,000 resulting in a total of 79,472,328 issued and outstanding shares as of the date of this quarterly report.

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

The Company had no source of revenue for the nine month period ended September 30, 2008, nor for the year ended December 31, 2007. Its sole revenue source for several years prior to such time was from Intercomsoft whose only customer was the Republic of Moldova’s Ministry of Economics to which it supplied its goods and services pursuant to the Supply Agreement between the Government of Moldova and Intercomsoft.

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

On or about February 11, 2006, The Company received a notice from the Government of the Republic of Moldova advising that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. The Company believes that such non-renewal notice was not sent timely under the applicable provisions of the Supply Agreement and has contested such non-renewal notice.

On September 18, 2006, Intercomsoft commenced an action with the International Chamber of Commerce (the “ICC”), International Court of Arbitration, in Geneva, Switzerland against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. The Moldova Defendants interposed counterclaims against Intercomsoft in amounts totaling $30 million. The counterclaims contain allegations of fraud and misrepresentation which the Moldovan Defendants claim occurred during the performance of the Supply Agreement. Management of the Company and Intercomsoft have denied any wrongdoing and are contesting the counterclaims.

The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration. Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue. By Final Award of the ICC dated July 30, 2008, and subsequently communicated to Intercomsoft by the ICC, the Arbital Tribunal constituted under the auspices of the ICC declined jurisdiction over the arbitration. In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000. The Final Award relates to costs and fees of the arbitration only and is not a determination on the merits of the action. Intercomsoft is considering its options including seeking the intercession of the Swiss courts.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 above, the Company’s only customer did not renew its contract which expired April 29, 2006 and, as a result, the Company has not generated any revenue since such date. In addition, as shown on the balance sheet, the Company’s liabilities exceeded its assets by $3,664,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

See Note 3 regarding the Termination Agreement with API.

Transactions

	Nine Months Ended September 30,
	2008	2007

Compensation and related expenses to Chairman (1)	$239,000	$239,000

Cash advance from Royal HTM Group (2)	194,000	88,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	272,000	431,000

Business development services (2)	90,000	90,000

	$795,000	$848,000

1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis.

2)

The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company. Royal HTM Group has also advanced money to the Company to fund its operating expenses.

Balances

As of September 30, 2008 payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$1,714,000

Accrued compensation due to the Chairman.	810,000

$2,524,000

These amounts are non-interest bearing and due on demand.

NOTE 6 - STOCK COMPENSATION PLANS

During the nine months ended September 30, 2008, the Company did not issue any options to purchase its common stock. As of September 30, 2008, the total options outstanding were 6,870,000, of which 3,870,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 7 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, which produced secure essential government identification documents, and general and administrative expenses incurred for corporate purposes.

	Intercomsoft	Corporate and Administrative	Total

NINE MONTHS ENDED SEPTEMBER 30, 2008

Net sales	$—	$—	$—
Operating expenses	661,000	728,000	1,389,000

Net loss	$(661,000)	$(728,000)	$(1,389,000)

NINE MONTHS ENDED SEPTEMBER 30, 2007

Net sales	$—	$—	$—
Operating expenses	24,000	899,000	923,000

Net loss	$(24,000)	$(899,000)	$(923,000)

THREE MONTHS ENDED SEPTEMBER 30, 2008

Net sales	$—	$—	$—
Operating expenses	644,000	238,000	882,000

Net loss	$(644,000)	$(238,000)	$(882,000)

THREE MONTHS ENDED SEPTEMBER 30, 2007

Net sales	$—	$—	$—
Operating expenses	8,000	391,000	399,000

Net loss	$(8,000)	$(391,000)	$(399,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OPERATIONS

Business Development

          Since 1998 and through April 2006 we operated our wholly-owned subsidiary, Intercomsoft Limited, a company established to operate a computerized photo identification and database management system.

          Additionally, until May 30, 2008, we had an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology for use with portable consumer electronic devices which we acquired in January 2001.

          However, other than certain legal actions related to Intercomsoft’s Supply Agreement as more detailed in Part II Item 1 of this report entitled Legal Proceedings. although we are seeking other opportunities, we are not currently engaged in any business operations or activities that generate revenue.

Intercomsoft Ltd.

          Intercomsoft, Ltd. was established to operate a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

          Although it has pursued other opportunities, Intercomsoft’s only customer since inception was the Government of the Republic of Moldova, pursuant to a ten (10) year renewable Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) entered into in April 1996.

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

Aluminum-Air Fuel Cell Technology

          From January 2001 through May 30, 2008, we had an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to a certain technology relating to aluminum-air fuel cells and the design and know how to a converter designed and developed by Aluminum-Power, Inc. (“Aluminum Power”), our majority shareholder at that time, which was (and continues to be) beneficially owned and controlled by our Chairman of the Board.

          Since we acquired such technology and through the second quarter of 2003 we engaged in research, development and marketing efforts in connection with such technology. Further, we had also actively sought strategic business partners to commercialize the technology and pursued the prosecution of patent applications resulting in the issuance by the United States Patent and Trademark Office of two patents on our aluminum-air fuel cell technology. However, as of the second quarter of 2003 we discontinued our research and development efforts on the aluminum-air fuel cell technology and have not actively pursued the development of such technology since such time.

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

          Additionally, we entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms of the Amendment, Aluminum Power transferred to us 21,000,000 shares of our common stock owned by it as further consideration in connection with the Termination Agreement. Such shares are to be utilized by us solely in connection with certain acquisitions that we are currently exploring. The Amendment provides that in the event that we do not conclude any of such acquisitions by December 31, 2008, Aluminum Power has the right to require us to reconvey such 21,000,000 shares to it for a purchase price of $1,000. A further Amendment No. 2 to the Termination Agreement dated as of September 24, 2008, extended the December 31, 2008 reconveyance date to September 23, 2009.

RESULTS OF OPERATIONS

General

          During the three and nine month period ended September 30, 2008, our operations consisted solely of administrative activities, activities surrounding exploration of certain acquisitions and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended September 30, 2008 to September 30, 2007

          During the three months ended September 30, 2008, we generated no revenues from operations and similarly generated no revenues in the comparative period in 2007. Revenue in periods prior to those at issue resulted from Intercomsoft’s production of government documents in the Republic of Moldova and the lack of revenue in the periods at issue resulted from the contested non-renewal of the Supply Agreement on April 29, 2006.

          Total expenses for the three months ended September 30, 2008, were approximately $882,000, which consisted of $644,000 of Intercomsoft expenses consisting of $635,000 in costs and expenses related to a legal action (as more fully disclosed herein in Part II Item 1 entitled Legal Proceedings) and the balance of which relates to machinery and equipment depreciation, and $238,000 of which were general corporate and administrative expenses. For the same period in 2007, general and administrative expenses aggregated approximately $399,999, which consisted of $8.000 of Intercomsoft expenses consisting of machinery and equipment depreciation and $391,000 of which were general and corporate administrative expenses. The decrease in general and administrative expenses in the three months ended September 30, 2008, when compared to the same period in 2007, resulted from a further reduction of costs and expenses due to limited business operations.

          We had net loss from operations of approximately $882,000 for the three month period ended September 30, 2008, as compared to a net loss of approximately $399,999 for the same period in 2007. A significant factor in the difference between the comparative periods in the legal costs and expenses incurred in the current period.

Comparison of Nine Month Period Ended September 30, 2008 to September 30, 2007

          During the nine months ended September 30, 2008, we generated no revenues from operations and similarly generated no revenues in the comparative period in 2007. Revenue in periods prior to those at issue resulted from Intercomsoft’s production of government documents in the Republic of Moldova and the lack of revenue in the periods at issue resulted from the contested non-renewal of the Supply Agreement on April 29, 2006.

          Total expenses for the nine months ended September 30, 2008, were approximately $1,389,000, which consisted of $661,000 of Intercomsoft expenses consisting $635,000 in costs and expenses related to a legal action (as more fully disclosed herein in Part II Item 1 entitled Legal Proceedings) and the balance of which relates to machinery and equipment depreciation, and $728,000 of which were general corporate and administrative expenses. For the same period in 2007, general and administrative expenses aggregated approximately $923,000, which consisted of $24,000 of Intercomsoft expenses consisting of machinery and equipment depreciation and

$899,000 of which were general and corporate administrative expenses. The decrease in general and administrative expenses in the nine months ended September 30, 2008, when compared to the same period in 2007, resulted from a further reduction of costs and expenses due to limited business operations.

          We had a net loss from operations of approximately $1,389.000 for the nine month period ended September 30, 2008, as compared to a net loss of approximately $923,000 for the same period in 2007. A significant factor in the difference between the comparative periods in the legal costs and expenses incurred in the third quarter 2008.

Liquidity & Capital Resources

          Intercomsoft’s Supply Agreement expired by its terms in April 2006. As a consequence of what we believe was an untimely notice of non-renewal of the Supply Agreement, Moldova discontinued payment to us for amounts due thereunder and our sole source of revenue ended. Although we are vigorously contesting the non-renewal of the Supply Agreement, there can be no assurances as to the outcome such dispute. If the Supply Agreement is not renewed, we will need to pursue future business opportunities in order to sustain continued operations.

          We have not generated any revenue since the first quarter 2006 and have funded our limited operations through loans and advances from our Chairman of the Board and/or companies owned or controlled by him.

          Our liabilities currently exceed our assets by $3,664,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

          There were no options to purchase shares of our common stock cancelled, issued or exercised during the three or nine month periods ended September 30, 2008. As of September 30, 2008, the total number of shares of our common stock reserved for issuance under options outstanding was 6,870,000, of which options to purchase 3,870,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

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

Evaluation of Disclosure Controls and Procedures

          Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2008, our Chief

Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

          There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

          On or about February 11, 2006, we received a notice from the Government of the Republic of Moldova advising us that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006. We believe that such non-renewal notice was not sent timely under the applicable provisions of the Supply Agreement and we have contested such non-renewal notice.

          On September 18, 2006, Intercomsoft commenced an action with the International Chamber of Commerce (the “ICC”), International Court of Arbitration, in Geneva, Switzerland against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. The Moldova Defendants interposed counterclaims against Intercomsoft in amounts totaling $30 million. The counterclaims contain allegations of fraud and misrepresentation which the Moldovan Defendants claim occurred during the performance of the Supply Agreement. Management of the Company and Intercomsoft have denied any wrongdoing and are contesting the counterclaims.

          The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration. Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue. By Final Award of the ICC dated July 30, 2008, and subsequently communicated to Intercomsoft by the ICC, the Arbital Tribunal constituted under the auspices of the ICC declined jurisdiction over the arbitration. In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000. The Final Award relates to costs and fees of the arbitration only and is not a determination on the merits of the action. Intercomsoft is considering its options including seeking the intercession of the Swiss courts.

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

          During the nine month period ended September 30, 2008, we accrued an aggregate of $207,000 ($23,000 per month) in compensation and $16,200 ($1,800 per month) in expenses due to Boris Birshtein related to his performance as our Chairman of the Board.

          During the nine month period ended September 30, 2008 we borrowed an aggregate of approximately $466,000 from our Chairman of the Board and Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by such individual, to meet on-going operational expenses. Such amount is non-interest bearing and is due on demand.

          Royal HTM Group renders certain business development services to us on ongoing basis. During the nine month period ended September 30, 2008 we accrued an aggregate of $90,000 ($10,000 per month) for consulting fees due to Royal HTM Group for such services. Such amount is non-interest bearing and is due on demand.

          On May 30, 2008 we entered into a termination agreement (the “Termination Agreement”) with Aluminum Power Inc., a company beneficially owned and controlled by our Chairman of the Board. The Termination Agreement terminated the Technology Acquisition Agreement and the Research and Development Agreement entered into by us with Aluminum Power in 2001. In consideration of the Termination Agreement, Royal HTM Group cancelled $400,000 of our indebtedness to it. The forgiveness of such debt was accounted for as a credit to additional paid in capital on the consolidated balance sheet as of September 30, 2008. As of the date of the Termination Agreement, Aluminum Power was our majority shareholder.

          On July 9, 2008, we entered into an amendment of the Termination Agreement (the “Amendment”). Pursuant to the terms of the Amendment, Aluminum Power transferred to us 21,000,000 shares of our common stock owned by it as further consideration in connection with the Termination Agreement. Such shares are to be utilized by us solely in connection with certain acquisitions that we are currently exploring. The Amendment provides that in the event that we do not conclude any of such acquisitions by December 31, 2008, Aluminum Power has the right to require us to reconvey such 21,000,000 shares to it for a purchase price of $1,000. A further Amendment No. 2 to the Termination Agreement dated as of September 24, 2008, extended the December 31, 2008 reconveyance date to September 23, 2009. Such transaction reduced the number of our issued and outstanding shares by 21,000,000 resulting in a total of 79,472,328 issued and outstanding shares as of the date of this quarterly report.

          On July 10, 2008 Royal HTM Group and Aluminum Power entered into an agreement pursuant to which Aluminum Power transferred to Royal HTM Group 49,275,000 of its shares of our common stock. With such transaction, Royal HTM Group became our majority shareholder.

ITEM 6.	EXHIBITS

          The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2008:

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

TRIMOL GROUP, INC.

Date:	November 13, 2008	By: /s/ Yuri Benenson

Name: Yuri Benenson
Title: Chief Executive Officer

By: /s/ Jack Braverman

Name: Jack Braverman
Title: Chief Financial Officer