Form 10-K
period 2008-12-31
TRIMOL GROUP INC
filed 2009-04-15
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§ 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act), Yes ☐ No ☒

Issuer’s revenues for fiscal year ended December 31, 2008 were $0.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $19,620 as of March 31, 2009 computed on the basis of a closing price of $0.001 per share on such date of the Registrant’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

The number of shares outstanding of the Registrant’s common stock, as of March 31, 2009 was 79,472,328.

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

          We were incorporated on May 6, 1953 under the laws of the State of Delaware. Although we are seeking business opportunities, during 2008 and 2007, we had limited operations and generated no revenue.

          Beginning in 1998 and through April 2006, we operated our wholly-owned subsidiary, Intercomsoft Limited, a non-resident Irish company engaged in the operation of a computerized photo identification and database management system.

          In addition, we had an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology for use with portable consumer electronic devices which we acquired in January 2001 and which we disposed of in May 2008.

          However, other than certain legal actions related to Intercomsoft’s Supply Agreement as more detailed below, although we are seeking other opportunities, we are not currently engaged in any other business operations, and we are not currently engaged in any activities that generate revenue.

Intercomsoft Limited

          Intercomsoft Limited was established to provide computerized photo identification and database management systems for use in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal identification.

          Although it pursued other opportunities, Intercomsoft’s only customer since inception has been the Government of the Republic of Moldova, pursuant to a Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System, which expired by its terms on April 29, 2006 and was not renewed.

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

Aluminum-Air Fuel Cell Technology

          From January 2001 through May 30, 2008, we had an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to a certain technology relating to aluminum-air fuel cells and the design and know how to a converter designed and developed by Aluminum-Power, Inc. (“Aluminum Power”), our majority shareholder at that time, an entity beneficially owned and controlled by our Chairman of the Board.

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

          On May 30, 2008 we entered into a termination agreement (the “Termination Agreement”) with Aluminum Power terminating the Technology Acquisition Agreement and the Research and Development Agreement entered into by us and Aluminum Power in 2001. In consideration of the Termination Agreement, Royal HTM Group, Inc., a company beneficially owned and controlled by our Chairman of the Board, cancelled $400,000 of our indebtedness to it.

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

          The Company had no revenue for the year ended December 31, 2008 nor did it have any revenues for the year ended December 31, 2007.

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

          We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent registered public accounting firm addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

          During 2008, the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.001 to a high of $0.02 and in 2007 traded from a low of $0.001 per share to a high of $0.025 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

          We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling or obtaining market quotations;

•	Market visibility for our common stock may be limited; and

•	Lack of visibility for our common stock may have a depressive effect on its market price.

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

Shares eligible for future sale may adversely affect the market

          From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 79,472,328 shares of our common stock issued and outstanding as of December 31, 2008, all shares have been issued for more than six months and are eligible for sale in compliance with Rule 144(k).

          In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a non-affiliate of the Company that has satisfied a six-month holding period. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our publicly traded securities.

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

          The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration. Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue. By Final Award of the ICC dated July 30, 2008, and subsequently communicated to Intercomsoft by the ICC, the Arbital Tribunal constituted under the auspices of the ICC declined jurisdiction over the arbitration. In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000. The Final Award relates to costs and fees of the arbitration only and is not a determination on the merits of the action. On March 25, 2009 Intercomsoft filed a request in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal.

          In addition, the Moldovan Defendants have commenced an action before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova (“Moldova Arbitration Court”), claiming that it is the proper body to administer any arbitration between the parties. The claims asserted in the current action are the same claims asserted by the Moldovan Defendants in the ICC arbitration. There have been no hearings in such arbitration. Intercomsoft has objected to the Jurisdiction of the Moldovan Arbitration Court. There have been no hearings in such arbitration.

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

          Our common stock is quoted and traded on a limited and sporadic basis on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol TMOL. The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock. The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTCBB. Such quotations reflect inter-dealer prices, without real mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. We had 414 stockholders of record as of December 31, 2008.

Year 2008	High	Low

Fourth Quarter	$0.01	$0.001
Third Quarter	$0.001	$0.002
Second Quarter	$0.01	$0.001
First Quarter	$0.02	$0.01

Year 2007	High	Low

Fourth Quarter	$0.001	$0.001
Third Quarter	$0.01	$0.001
Second Quarter	$0.02	$0.01
First Quarter	$0.01	$0.01

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

          During the fiscal year ended December 31, 2008, there were no options issued, exercised or cancelled pursuant to the 2001 Omnibus Plan, as amended.

          As of December 31, 2008, 3,870,000 options were issued and outstanding under the 2001 Omnibus Plan, as amended, and 3,000,000 options which were issued outside of such Plan were issued and outstanding. There were no options issued, exercised or cancelled during the year 2008.

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

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

          During the year ended December 31, 2008 and December 31, 2007 we generated no revenue.

          Total expenses for the year ended December 31, 2008 were $1,652,000 which consisted of $662,000 from Intercomsoft and $990,000 of general corporate and administrative expenses and in 2007 were $1,267,000 which consisted of $34,000 from Intercomsoft and $1,233,000 of general corporate and administrative expenses. The reduction of general corporate and administrative expenses in 2008 resulted from reduced corporate overhead. The significant increase in expenses of Intercomsoft in year 2008 was the result of the assessment of costs and fees against Intercomsoft in the amount of $635,000 in connection with a legal action (See Legal Proceedings).

          We had a net loss from operations in 2008 of approximately $1,652,000 and approximately $1,267,000 for 2007.

Liquidity & Capital Resources

          We have no operastions that generate revenue, and have had no revenues since April 2006. With the expiration and non-renewal of Intercomsoft’s Supply Agreement in April 2006, our sole source of revenue ended. If the Supply Agreement is not continued, we will need to pursue future business opportunities in order to sustain continued operations.

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

Available Information

Reports Filed with the Securities and Exchange Commission

          We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance therewith, file reports, proxy and information statements and other information with the Securities and Exchange Commission (the “SEC”).

          All reports filed by us with the SEC are available free of charge via EDGAR through the SEC web site at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the public reference facilities maintained by the SEC at its public reference room located at 100 F Street, N.E. Washington, D.C. 20549. We will also provide copies of such material to investors upon written request.

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

We have audited the accompanying consolidated balance sheets of Trimol Group, Inc. and subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue since April 2006 and, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $3,927,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

PARITZ & COMPANY, P.A.

Dated: March 23, 2009
Certified Public Accountants
Hackensack, New Jersey

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2008	2007

ASSETS

Current assets:
Cash	$4,000	$4,000

Total current assets	4,000	4,000

Property and equipment, net	—	27,000

TOTAL ASSETS	$4,000	$31,000

LIABILITIES

Current liabilities:
Related parties	$2,735,000	$2,158,000
Accrued expenses	1,196,000	548,000

TOTAL LIABILITIES	3,931,000	2,706,000

SHAREHOLDERS’ DEFICIENCY	(3,927,000)	(2,675,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$4,000	$31,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2008	2007

REVENUES	$—	$—

OPERATING EXPENSES:
Legal action fees and expenses	635,000	—
General and administrative expenses	1,017,000	1,267,000

TOTAL OPERATING EXPENSES	1,652,000	1,267,000

NET LOSS	$(1,652,000)	$(1,267,000)

Net loss per share (Basic and Diluted)	$(.02)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	90,433,866	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	COMMON STOCK		ADDITIONAL
	SHARES		PAID-IN
	OUTSTANDING	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE – JANUARY 1, 2007	100,472,328	$1,005,000	$5,339,000	$(7,752,000)	$(1,408,000)

Net loss	—	—	—	(1,267,000)	(1,267,000)

BALANCE – DECEMBER 31, 2007	100,472,328	1,005,000	5,339.000	(9,019,000)	(2,675,000)

TERMINATION AGREEMENT WITH RELATED PARTY	(21,000,000)	(210,000)	610,000	—	400,000

NET LOSS	—	—	—	(1,652,000)	(1,652,000)

BALANCE – DECEMBER 31, 2008	79,472,328	$795,000	$5,949.000	$(10,671,000)	$(3,927,000)

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,652,000)	$(1,267,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Depreciation of property and equipment	27,000	34,000
Accrued expenses to related parties	438,000	438,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accrued expenses	648,000	89,000

NET CASH USED IN OPERATING ACTIVITIES	(539,000)	(706,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related parties	539,000	697,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	539,000	697,000

DECREASE IN CASH	—	(9,000)

CASH - BEGINNING OF YEAR	4,000	13,000

CASH - END OF YEAR	$4,000	$4,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND OPERATIONS

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware and owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a company which, until April 2006, was engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal government identification. (See Note 5).

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

As more detailed in Note 5, the Company is pursuing certain legal action related to the operation of Intercomsoft and in 2008 and 2007 did not generate any revenue from business operations.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, the Company does not have any current operations that generate revenue and did not generate any revenue in year 2008 or in 2007. Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $3,927,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3-SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company includes the accounts of the Company and its wholly-owned subsidiary, Intercomsoft. Intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

Historically, revenue from Intercomsoft is recognized upon the quantity of product (number of computerized documents) produced during the period reported. However, Intercomsoft did not generate any revenue in year 2008 or in year 2007.

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

Income (Loss) Per Share

Income (loss) per share of common stock has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share are based on the weighted average number of shares and common stock equivalents outstanding. The Company had no common stock equivalents outstanding during the periods presented.

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

Recently Adopted Accounting Standards

We have adopted FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements.” SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of nonvested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the financial statements of the Company.

As of December 1, 2007, we adopted FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This

pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFSS No. 159 to fiscal years preceding the date of adoption. The adoption of this statement did not have a material effect on the Company’s financial statements.

NOTE 4 – TERMINATION AGREEMENT

On May 30, 2008 the Company entered into a termination agreement (the “Termination Agreement”) with Aluminum Power Inc. (API), the Company’s majority shareholder at that time which is beneficially owned and controlled by the Company’s Chairman of the Board. The Termination Agreement terminated the Technology Acquisition Agreement and the Research and Development Agreement entered into by the Company and API in 2001.

In consideration of the Termination Agreement, Royal HTM Group, Inc, a company also beneficially owned and controlled by the Company’s Chairman of the Board, cancelled $400,000 of the Company’s indebtedness to it. The forgiveness of debt was accounted for as a credit to additional paid in capital on the accompanying consolidated balance sheet as of December 31, 2008.

In addition, the Company entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms of the Amendment, API transferred 21,000,000 shares of the Company’s common stock owned by it to the Company as further consideration in connection with the Termination Agreement, to be utilized by the Company solely in connection with certain acquisitions that the Company is currently exploring. The Amendment provides that in the event that the Company does not conclude any of such acquisitions by December 31, 2008, API has the right to reacquire the Company to reconvey such 21,000,000 shares to it for an aggregate purchase price of $1,000. A further Amendment No. 2 to the Termination Agreement dated as of September 24, 2008, extended the December 31, 2008 reconveyance date to September 23, 2009. Such transaction reduced the number of the issued and outstanding shares by 21,000,000 resulting in a total of 79,472,328 issued and outstanding shares as of the date of this report.

NOTE 5 - RISKS AND UNCERTAINTIES

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

The Company had no source of revenue for the year ended December 31, 2008, nor did it have any source of revenue the year ended December 31, 2007.

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

On September 18, 2006, Intercomsoft commenced an action with the International Chamber of Commerce (the “ICC”), International Court of Arbitration, in Geneva, Switzerland against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. The Moldova Defendants interposed counterclaims against Intercomsoft in amounts totaling $30 million. The counterclaims contain certain allegations of fraud and misrepresentation which the Moldovan Defendants claim occurred during the performance of the Supply Agreement. Management of the Company and Intercomsoft have denied any wrongdoing and are contesting the counterclaims.

The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration. Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue. By Final Award of the ICC dated July 30, 2008, and subsequently communicated to Intercomsoft by the ICC, the Arbital Tribunal constituted under the auspices of the ICC declined jurisdiction over the arbitration. In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000. The Final Award relates to costs and fees of the arbitration only and is not a determination on the merits of the action. On March 25, 2009, Intercomsoft filed a request in the court of the first instance in Geneva Switzerland for the appointment of an arbitration tribunal.

In addition, the Moldova Defendants have commenced an action before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova (“Moldovan Arbitration Court”), claiming that it is the proper body to administer any arbitration between the parties. The claims asserted in the current action are the same claims asserted by the Moldovan Defendants in the ICC arbitration. Intercomosoft has objected to the Jurisdiction of the Moldovan Arbitration Court. There have been no hearings in such arbitration.

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

NOTE 6-SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 shares of $0.01 par value common stock, of which 79,472,328 shares were issued and outstanding as of December 31, 2008 (See Note 4).

The Company has authorized 10,000 shares of $1.00 par value shares of Preferred Stock, none of which were issued and outstanding as of December 31, 2007.

NOTE 7-RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	2008	2007

Compensation and related expenses to Chairman (1)	$318,000	$318,000

Cash advance from Royal HTM Group (2)	221,000	106,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	317,000	591,000

Business development services (2)	120,000	120,000

	$976,000	$1,135,000

(1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis.

(2)

The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company. Royal HTM Group has also advanced money to the Company to fund its expenses, and as of May 30, 2008 is the Company’s majority shareholder.

Balances

Payables to related parties consist of the following:

	DECEMBER 31,
	2008	2007

Amount due to the Chairman and a company owned and controlled by such individual.	$1,846,000	$1,587,000

Accrued compensation due to the Chairman.	889,000	571,000

	$2,735,000	$2,158,000

These amounts are non-interest bearing and due on demand.

NOTE 8-STOCK COMPENSATION PLANS

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

A summary of the Company’s option activity is as follows:

	Inside Plan	Outside Plan	Total

Balance – January 1, 2007	3,870,000	5,250,000	9,120,000

Granted	—	—	—

Exercised	—	—	—

Cancelled, year-end 2007	—	(2,250,000)	(2,250,000)

Balance – December 31, 2008 and 2007	3,870,000	3,000,000	6,870,000

The following table summarizes information regarding stock options outstanding at December 31, 2008:

Exercise Price Range	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable

$ 0.01	6,870,000	1.1	0.01	6,870,000

NOTE 9-INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	DECEMBER 31,
	2008	2007

Income tax (benefit) at statutory rate of 34%	$(562,000)	$(450,000)

Net operating loss carryforward (used) not utilized	562,000	450,000

	$—	$—

Deferred tax assets and liabilities consist of:

	DECEMBER 31,
	2008	2007

Deferred tax assets (liabilities):
Amortization of intangibles	$(4,470,000)	$(3,935,000)
Net operating loss carryforward	3,358,000	2,796,000
Capital loss carryforward	2,706,000	2,706,000

	1,594,000	1,567,000
Valuation allowance (see Note 2)	(1,594,000)	(1,567,000)

	$—	$—

NOTE 10-SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, which produced computerized identification documents, and general and administrative expenses incurred for corporate purposes.

YEAR ENDED DECEMBER 31, 2008

	Intercomsoft	Corporate and Administrative	Total

Revenue	$—	$—	$—

Operating expenses	662,000	990,000	1,652,000

Net income (loss)	$(662,000)	$(990,000)	$(1,652,000)

YEAR ENDED DECEMBER 31, 2007

	Intercomsoft	Corporate and Administrative	Total

Revenue	$—	$—	$—

Operating expenses	(34,000)	1,233,000	1,267,000

Net income (loss)	$(34,000)	$(1,233,000)	$(1,267,000)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 8 A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

          There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended December 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Directors and Executive Officers

          Our officers are elected by, and serve at the pleasure of, our Board of Directors. The names and ages of our directors and executive officers as of December 31, 2008, are set forth below. Our By-laws provide for not less than three and not more than fifteen directors.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	62	Chairman of the Board of Directors

Yuri Benenson	55	Director; Chief Executive Officer

Walter J. Perchal	58	Director

Jack Braverman	40	Director; Chief Financial Officer

Background of Executive Officers and Directors

          Boris Birshtein has served as our Chairman of the Board of Directors since January 1998. From 1994 to May 2006, Mr. Birshtein served as the Chairman of the Board of Directors of Banca Commercialia pe Actiuni “Export Import”, a former subsidiary of ours, and since 1997 he has been the Chairman of the Board and principal shareholder of Royal HTM Group, Inc., our majority shareholder as of May 30, 2008. Since 1999, Mr. Birshtein has served as the Chairman of Eontech Group Inc., of which he is the principal shareholder and of Aluminum-Power Inc. Since 1996 Mr. Birshtein has served as the Chairman of World Assets (Media) Inc. Mr. Birshtein holds PhDs in Philosophy and Economics.

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

          Jack Braverman has served as a member of our Board of Directors and our Chief Financial Officer since January 2004. Mr. Braverman has worked with Mr. Birshtein, his uncle and our Chairman of the Board, in a number of capacities since 1997, including his service as President of Eontech Group, Inc. from July 1999 to date, President of Royal HTM Group, Inc., our majority shareholder, from December 1997 to April 2001 and as Vice President and Chief Financial Officer of Royal HTM Group, Inc. from April 2001 to date, as well as serving as Vice President of Aluminum-Power Inc. since January 2001. Mr. Braverman holds a BA in Economics from the University of Western Ontario.

          Walter J. Perchal has served as member of our Board of Directors since February 2001. Since 1997, Mr. Perchal has served as the President and Chief Executive Officer of IC Inc., a consulting firm, which provides consulting services in North America, Europe and Asia. For the past 27 years, Mr. Perchal has served as an adjunct Professor at York University in Toronto, Canada.

Section 16(a) Beneficial Ownership Reporting Compliance

          We are not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10.	EXECUTIVE COMPENSATION

          For the years ended December 31, 2008 and 2007, the following individuals received the following compensation for services rendered to us. See “Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation				Long Term Compensation

						AWARDS

Name & Principal Position	Year	Salary ($)		Other Annual Compensation ($)		Securities Underlying Options/ SARs	All Other Compensation

Boris Birshtein	2008	$276,570	(1)	$72,144	(2)	—
Chairman of the Board	2007	$276,570	(1)	$72,162	(3)

Yuri Benenson	2008	$—		84,300	(4)	—
Chief Executive Officer	2007	$—		104,216	(4)

Jack Braverman	2008	$90,000	(5)	$21,216	(7)	—
Chief Financial Officer	2007	$94,416	(6)	$17,559	(7)

(1)	Such amount was accrued but not paid to Mr. Birshtein.

(2)

Such amount represents a monthly expense allowance $1,800 totaling $21,600 annually, all of which was accrued but not paid, and $50,544 for auto lease and insurance premiums paid on behalf of Mr. Birshtein

(3)

Such amount represents a monthly expense allowance $1,800 totaling $21,600 annually, all of which was accrued but not paid, and $50,562 for auto lease and insurance premiums paid on behalf of Mr. Birshtein

(4)	Such amount was paid by Royal HTM Group, Inc., on behalf of Trimol Group, Inc. to Galant International Investments Ltd, an entity in which Mr. Benenson is an officer.

(5)	Such amount was accrued but not paid to Mr. Braverman

(6)	Of such amount $25,116 was paid to Mr. Braverman and $69,300 was accrued and remains unpaid.

(7)	Such amounts represent auto lease and insurance premiums paid on behalf of Mr. Braverman.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

          In 2008 there were no options granted pursuant to the 2001 Omnibus Plan, as amended and no outstanding options were exercised during 2008.

Compensation of Directors

          All of our outside Directors are entitled to receive an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period. During the fiscal years ended December 31, 2008 and 2007, there were no such payments made to any outside Director.

Employment Agreements

          The employment agreement with Boris Birshtein, our Chairman of the Board of Directors, expired on December 31, 2003 and was not renewed. Thereafter, pursuant to a letter agreement dated March 10, 2004 between he and us, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement including, among other things, a monthly consulting fee of $23,047 and a monthly expense allowance of $1,800. We were unable to make any payments to Mr. Birshtein in year 2008 or year 2007 and all of such amounts due to him have been accrued.

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

          As of December 31, 2008, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, options to acquire 3,870,000 shares of our common stock were outstanding.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be the beneficial owners of more than 5% of our common stock as of December 31, 2008, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

	As of December 31, 2008 (1)

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER		PERCENT OF CLASS

Boris Birshtein 1285 Avenue of the Americas, 35th Floor New York, New York, 10019	56,922,000	(2)	66%

Royal HTM Group 87 Scollard Street Toronto, Ontario M5R 1G4	48,275,000	(3)	56%

Yuri Benenson 1285 Avenue of the Americas, 35th Floor New York, NY10019	1,000,000		1.16%

Jack Braverman 1285 Avenue of the Americas, 35th Floor New York, NY 10019	1,500,000	(4)	1.74%

Walter J. Perchal 1285 Avenue of the Americas, 35th Floor New York, New York, 10019	—		—

P.L.T. International, Inc 87 Scollard Street Toronto, Ontario M5R 1G4	8,225,000		9.5%

All Executive Officers and Directors as a Group (4 persons) (5)	59,422,000		68.82%

(1)

Based on a total of 86,342,328 shares of common stock, which includes: (i) 79,472,328 shares of common stock issued and outstanding as of December 31, 2008; (ii) options to purchase 3,870,000 shares of our common stock granted pursuant to the 2001 Omnibus

Plan, as amended; and, (iii) options to purchase 3,000,000 shares of our common stock granted outside of the 2001 Omnibus Plan, as amended.

(2)

Represents 4,737,000 shares of our common stock owned directly by Mr. Birshtein; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and, 48,275,000 shares of our common stock owned by Royal HTM Group, of which Mr. Birshtein is an indirect owner.

(3)	Royal HTM Group is our majority shareholder. Mr. Birshetin, is an indirect owner of Royal HTM Group.

(4)

Consists of 1,000,000 shares of our common stock and an option granted on November 2, 2004, under our 2001 Omnibus Plan, as amended, to purchase up to 500,000 shares of our common stock. Such option has a term of five years and an exercise price of $0.01 per share.

(5)	Includes Messrs. Birshtein, Benenson, Braverman and Perchal.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          During each of 2008 and 2007, we accrued $276,000 in compensation and $21,600 in expenses due to Mr. Boris Birshtein related to his performance as the Chairman of the Board.

          During 2005 we engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by our Chairman of the Board, to render certain business development services to us. During each of 2008 and 2007 we accrued $120,000 for such services. As of May 2008, Royal HTM Group became our majority shareholder.

          During 2008 Royal HTM Group lent us $221,000 to cover on-going operating expenses and advanced $317,000 on our behalf, and in 2007 lent us $106,000 to cover our operating expenses and advanced $591,000 on our behalf. As of December 31, 2008, we owe Royal HTM Group approximately $1,826,000. Such amount is non-interest bearing and is due on demand.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Paritz & Company, P.A. (“Paritz”) serves as our principal accountant. In 2008, Paritz billed us $25,500 for audit and review fees and $3,250 for tax return preparation and related fees.

          Our Board of Directors approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. Our Board of Director’s has received the written disclosure and the letter from Paritz required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Paritz their independence.

ITEM 14.	EXHIBITS

          The exhibits listed below are filed as part of this Annual Report.

Exhibit	Document

3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144).

3.2	By-laws (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144).

4	January 24, 2001 Definitive Information Statement filed with the Securities and Exchange Commission (incorporated herein by reference).

4.1	July 19, 2001 Information Statement filed with the Securities and Exchange Commission (incorporated herein by reference).

10.1

January 11, 2001 Technology Acquisition Agreement between Trimol Group, Inc. and Aluminum-Power Inc. (incorporated herein by reference to the Definitive Information Statement filed with the Securities and Exchange Commission).

10.2

January 11, 2001 License Agreement between Trimol Group, Inc. and Aluminum-Power Inc. (incorporated herein by reference to the Definitive Information Statement filed with the Securities and Exchange Commission).

10.3

July 1, 2001 Research & Development Agreement between Aluminum-Power Inc. and Trimol Group, Inc. (incorporated herein by reference to Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 2001).

10.4

March 24, 2005 Termination Agreement between Intercomsoft Limited and Supercom Limited (incorporated herein by reference to Form 8-K filed with the Securities and Exchange Commission on March 28, 2005).

10.5

May 31, 2008 Termination Agreement by and between Trimol Group, Inc. and Aluminum Power, Inc. (filed as an exhibit to Current Report Form 8-K as filed with the Securities and Exchange Commission on June 3, 2008 and incorporated herein by reference thereto).

10.6

July 9, 2008 Amendment No. 1 To Termination Agreement by and between Trimol Group, Inc. and Aluminum Power Inc. (filed as an exhibit to Current Report Form 8-K as filed with the Securities and Exchange Commission on July 16, 2008 and incorporated herein by reference thereto).

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of April, 2009.

TRIMOL GROUP, INC.

By:	/s/ Yuri Benenson

Name:	Yuri Benenson
Title:	Chief Executive Officer and Director

By:	/s/ Jack Braverman

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Boris Birshtein	Date: April 15, 2009

Name:	Boris Birshtein
Title:	Chairman of the Board and Director

By:	/s/ Yuri Benenson	Date: April 15, 2009

Name	Yuri Benenson
Titles:	Chief Executive Officer and Director

By:	/s/ Jack Braverman	Date: April 15, 2009

Name:	Jack Braverman
Title:	Chief Financial Officer and Director

By:	/s/ Walter Perchal	Date: April 15, 2009

Name:	Walter Perchal
Title:	Director