Form 10-Q
period 2009-03-31
TRIMOL GROUP INC
filed 2009-05-20
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2009

Commission file number: 000-26971

TRIMOL GROUP, INC.

(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE

(State or other Jurisdiction of Incorporation or Organization)

13-3859706

(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor

New York, New York 10019

(Address of principal executive offices)

212. 554.4394

(Issuer’s Telephone Number)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. Large accelerated filer o Accelerated filer o Non-accelerated filer o Small reporting company ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

As of March 31, 2009, there were 79,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
            AS OF MARCH 31, 2009

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$2,000	$4,000

TOTAL CURRENT ASSETS	2,000	4,000

TOTAL ASSETS	$2,000	$4,000

LIABILITIES

Current liabilities:
Related parties	$2,992,000	$2,735,000
Accrued expenses	1,144,000	1,196,000

TOTAL CURRENT LIABILITIES	4,136,000	3,931,000

SHAREHOLDERS’ DEFICIENCY	(4,134,000)	(3,927,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$2,000	$4,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,
	2009	2008

REVENUES	$—	$—

OPERATING EXPENSES	207,000	245,000

NET INCOME (LOSS)	$(207,000)	$(245,000)

Net income per share (basic and diluted)	(.003)	(.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	79,472,328	100,472,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(207,000)	$(245,000)

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation of property and equipment	—	8,000
Accrued expenses to related parties	99,000	109,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	(53,000)	21,000

NET CASH USED IN OPERATING ACTIVITIES	(161,000)	(107,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	159,000	107,000

NET CASH USED IN FINANCING ACTIVITIES	159,000	107,000

INCREASE (DECREASE) IN CASH	2,000	—

CASH – BEGINNING OF PERIOD	4,000	4,000

CASH – END OF PERIOD	$2,000	$4,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The Company does not have any current operations that generate revenue and did not generate any revenue in year 2009 to date, nor in years 2008 or in 2007. Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $4,100,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – OPERATIONS

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

Additionally, as more detailed in Note 4, until May 30, 2008, the Company had an exclusive worldwide license to an aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. However, the Company ceased development of this technology in 2003.

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

The Company had no source of revenue for the three month period ended March 31, 2009, nor did it have any source of revenue the years ended December 31, 2008 and December 31, 2007.

The Company has commenced a legal action against the Government of Moldova.

On September 18, 2006, Intercomsoft commenced an action with the International Chamber of Commerce (the “ICC”), International Court of Arbitration, in Geneva, Switzerland against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. Although Intercomsoft performed all of its obligations and responsibities under the Supply Agreement dururing its ten year term without objectiom by the Moldovan defendants, the Moldova Defendants nevertheless interposed counterclaims against Intercomsoft in amounts totaling $30 million. Intercomsoft has denied any wrongdoing and contested the counterclaims.

The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration. Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue. By Final Award of the ICC dated July 30, 2008, the Arbital Tribunal declined jurisdiction over the arbitration. In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000. The Final Award relates to costs and fees of the arbitration only and is not a determination on the merits of the action.

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

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Three Months Ended March 31,
	2009	2008

Compensation and related expenses to Chairman (1)	$74,000	$79,000

Cash advance from Royal HTM Group (2)	12,000	27,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	159,000	79,000

Business development services (2)	30,000	30,000

	$275,000	$215,000

1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis.

2)

Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to renders certain business development services to the  Company and is the Company’s majority shareholder. Royal HTM Group has advanced approximately $2,000,000 as of March 31, 2009 to, or on half of the Company, to fund its expenses.

Balances

 As of March 31, 2009 payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$2,034,000

Accrued compensation due to the Chairman.	958,000
$2,992,000

These amounts are non-interest bearing and due on demand.

NOTE 7-STOCK COMPENSATION PLANS

During the three months ended March 31, 2009, the Company did not issue any options to purchase its common stock. As of March 31, 2009 the total options outstanding were 6,870,000, of which 3,870,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 8 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments. The segments consist of Intercomsoft, and general and administrative expenses incurred for corporate purposes.

THRE E MONTHS ENDED MARCH 31, 2009

		Corporate and
	Intercomsoft	Administrative	Total
Net sales	$—	$—	$—
Operating expenses	—	207,000	207,000
Net loss	$—	$(207,000)	$(207,000)

THRE E MONTHS ENDED MARCH 31, 2008

		Corporate and
	Intercomsoft	Administrative	Total
Net sales	$—	$—		$—
Operating expenses	8,000	237,000		245,000
Net loss	$(8,000)	$(237,000)	$	(240,000)

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                 RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operation should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008, as well as our unaudited consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. We expressly disclaim any obligation or undertaking to update these statements in the future.

OPERATIONS

Business Development

Since 1998 and through April 2006 we operated our wholly-owned subsidiary, Intercomsoft Limited, a company established to operate a computerized photo identification and database management system.

Additionally, until May 30, 2008, we had an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology for use with portable consumer electronic devices, a technology that we acquired in January 2001 but had discontinued efforts to develop in 2003.

However, other than certain legal actions related to Intercomsoft’s Supply Agreement as more detailed in Part II Item 1 of this report entitled Legal Proceedings, although we are seeking other opportunities, we are not currently engaged in any business operations or activities that generate revenue.

Intercomsoft Ltd.

Intercomsoft, Ltd. was established to operate a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

Intercomsoft’s only customer since inception was the Government of the Republic of Moldova, pursuant to a ten (10) year Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) entered into in April 1996. The Supply Agreement expired in April 2006 and was not renewed.

We are currently involved in a number of legal actions in connection with the Supply Agreement, which are set forth in detail in Part II Item 1 of this Report entitled Legal Proceedings.

Aluminum-Air Fuel Cell Technology

In January 2001 we acquired an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to a certain technology relating to aluminum-air fuel cells and the design and know how to a converter designed and developed by Aluminum-Power, Inc. (“Aluminum Power”), our majority shareholder at that time, an entity beneficially owned and controlled by our Chairman of the Board.

As of the second quarter of 2003 we discontinued our research and development efforts on such technology and did not actively pursue the development of it since such time.

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

Additionally, we entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms of the Amendment, Aluminum Power transferred to us 21,000,000 shares of our common stock owned by it as further consideration in connection with the Termination Agreement. Such shares are to be utilized by us solely in connection with certain acquisitions that we are currently exploring. The Amendment provided that in the event that we do not conclude any of such acquisitions by December 31, 2008, Aluminum Power has the right to require us to reconvey such 21,000,000 shares to it for a purchase price of $1,000. A further Amendment No. 2 to the Termination Agreement dated as of September 24, 2008, extended the December 31, 2008 reconveyance date to September 23, 2009.

RESULTS OF OPERATIONS

General

During the three month period ended March 31, 2009, our operations consisted solely of administrative activities, activities surrounding exploration of certain acquisitions and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended March 31, 2009 to March 31, 2008

During the three months ended March 31, 2009, we generated no revenues from operations and similarly generated no revenues in the comparative period in 2008.

Total expenses for the three months ended March 31, 2009, were approximately $207,000, all of which consisted of general corporate and administrative expenses. For the same period in 2008, general and administrative expenses aggregated approximately $245,000, which consisted of $8,000 of Intercomsoft expenses, which were machinery and equipment depreciation, and $237,000 of which were general and corporate administrative expenses. The decrease in general and administrative expenses in the three months ended March 31, 20090, when compared to the same period in 2008, resulted from a further reduction of costs and expenses due to limited business operations.

We had net loss from operations of approximately $207,000 for the three month period ended March 31, 2009, as compared to a net loss of approximately $245,000 for the same period in 2008.

Liquidity & Capital Resources

Intercomsoft’s Supply Agreement expired by its terms in April 2006. Moldova failed to pay us for certain amounts due thereunder and our sole source of revenue ended at that time. For additional information on this matter, see Part II Item 1 of this report entitled Legal Proceedings.

We have not generated any revenue since the first quarter 2006 and have funded our limited operations through loans and advances from our Chairman of the Board and companies owned or controlled by him.

Our assets are nominal and our liabilities currently exceed our assets by $4,134,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock cancelled, issued or exercised during the three month period ended March 31, 2009. As of March 31, 2009, the total number of shares of our common stock reserved for issuance under options outstanding was 6,870,000, of which options to purchase 3,870,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of March 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

On September 18, 2006, Intercomsoft commenced an action with the International Chamber of Commerce (the “ICC”), International Court of Arbitration, in Geneva, Switzerland against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement. Although Intercomsoft performed all of its obligations and responsibilities under the Supply Agreement during its ten year term without objection by the Moldovan Defendants, the Moldova Defendants nevertheless interposed counterclaims against Intercomsoft in amounts totaling $30 million. Intercomsoft has denied any wrongdoing and contested the counterclaims.

The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration. Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue. By Final Award of the ICC dated July 30, 2008, the Arbitral Tribunal declined jurisdiction over the arbitration. In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000. The Final Award relates to costs and fees of the arbitration only and is not a determination on the merits of the action. On March 25, 2009, Intercomsoft filed a request in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal.

In addition, the Moldovan Defendants commenced an action before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties. The claims asserted in the current action pending before the Swiss courts are the same claims asserted by the Moldovan Defendants in the ICC arbitration. Intercomsoft has objected to the jurisdiction of the Moldovan Arbitration Court. There have been no hearings in such action.

There can be no assurance as to the outcome of such arbitration proceedings and actions.

Item 1A.	Risk Factors.

For information regarding factors that could affect the Company’s results of operations, financial condition or liquidity, see the risk factors as disclosed in the Company’s most recent Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Related Party Transactions

During the three month period ended March 31, 2009, we accrued an aggregate of $69,000 ($23,000 per month) in compensation and $5,400 ($1,800 per month) in expenses due to Boris Birshtein related to his performance as our Chairman of the Board.

During the three month period ended March 31, 2009 we borrowed an aggregate of approximately $171,000 from our Chairman of the Board and Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by such individual, to meet on-going operational expenses. Such amount is non-interest bearing and is due on demand.

Royal HTM Group renders certain business development services to us on on-going basis. During the three month period ended March 31, 2009 we accrued an aggregate of $30,000 ($10,000 per month) for consulting fees due to Royal HTM Group for such services. Such amount is non-interest bearing and is due on demand

Subsequent Events

On May 1, 2009, Yuri Benenson and Walter Perchal resigned as members of the Company’s Board of Directors. Additionally, on such date, Mr. Benenson resigned as the Company’s Chief Executive Officer. Boris Birshtein, the Company’s Chairman of the Board, was appointed as the Company’s Chief Executive Officer effective with Mr. Benenson’s resignation.

On May 1, 2009, the Company amended its By Laws providing for, among other things, a Board of Directors that consists of not less than two, but not more than fifteen members.

On May 1, 2009 the Company established a Code of Ethics establishing general guidelines for conducting the Company’s business consistent with the highest standards of business ethics.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended March 31, 2009:

Exhibit No.	Document

3.0	Amended and Restated By Laws of Trimol Group Inc.

31.1	Chief Executive Officer Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant Section 906 of the Sarbanes-

Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: May 19, 2009	By: /s/ Boris Birshtein
Name:	Boris Birshtein
Title:	Chief Executive Officer

By: /s/ Jack Braverman
Name:	Jack Braverman
Title:	Chief Financial Officer