Form 10-Q
period 2009-06-30
TRIMOL GROUP INC
filed 2009-08-18
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2009

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

As of August 17, 2009, there were 79,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2009

PART I -  FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2009

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$3,000	$4,000

TOTAL CURRENT ASSETS	3,000	4,000

TOTAL ASSETS	$3,000	$4,000

LIABILITIES

Current liabilities:
Due to related parties	$3,204,000	$2,735,000
Accrued expenses	1,196,000	1,196,000

TOTAL CURRENT LIABILITIES	4,400,000	3,931,000

SHAREHOLDERS’ DEFICIENCY	(4,397,000)	(3,927,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$3,000	$4,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES	$-	$-		$-

OPERATING EXPENSES	470,000	507,000	263,000	262,000

NET LOSS	$(470,000)	$(507,000)	$(263,000)	$(262,000)

Net loss per share (basic and diluted)	(.006)	(.005)	(.003)	(.002)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	79,472,328	100,472,328	79,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(470,000)	$(507,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation of property and equipment	-	17,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	-	17,000

NET CASH USED IN OPERATING ACTIVITIES	(470,000)	(473,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	469,000	474,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	469,000	474,000

INCREASE (DECREASE) IN CASH	(1,000)	1,000

CASH – BEGINNING OF PERIOD	4,000	4,000

CASH – END OF PERIOD	$3,000	$5,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The Company does not have any current operations that generate revenue and did not generate any revenue in year 2009 to date, nor in years 2008 or in 2007.  Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $4,397,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In addition, the Company entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms of the Amendment, API transferred 21,000,000 shares of the Company’s common stock owned by it to the Company as further consideration in connection with the Termination Agreement, to be utilized by the Company solely in connection with certain acquisitions that the Company is currently exploring. The Amendment provides that in the event that the Company does not conclude any of such acquisitions by December 31, 2008, API has the right to require the Company to reconvey such 21,000,000 shares to it for an aggregate purchase price of $1,000. A further Amendment No. 2 to the Termination Agreement dated as of September 24, 2008, extended the December 31, 2008 reconveyance date to September 23, 2009.  Such transaction reduced the number of issued and outstanding shares by 21,000,000 resulting in a total of 79,472,328 issued and outstanding shares.

NOTE 5 - RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

The Company has no current source of revenue.

The Company had no source of revenue for the three or six month period ended June 20, 2009, nor did it have any source of revenue in the years ended December 31, 2008 and December 31, 2007.

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

On March 25, 2009, Intercomsoft filed a request in the court of the first instance in Geneva Switzerland for the appointment of an arbitration tribunal.  A hearing has been scheduled for October 19, 2009.

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

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions
	Six Months Ended June 30,
	2009	2008
Compensation and related expenses to Chairman (1)	$149,000	$159,000

Cash advance from Royal HTM Group (2)	54,000	95,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	217,000	159,000

Business development services (2)	60,000	60,000

	$480,000	$473,000

1)
Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis. Additionally, on May 1, 2009, he was appointed as the Company’s Chief Executive Officer.

2)
Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, renders certain business development services to the Company and is the Company’s majority shareholder. Royal HTM Group has advanced approximately $2,100,000 as of June 30, 2009 to, or on behalf of the Company, to fund its expenses.

Balances

As of June 30, 2009 payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$2,177,000

Accrued compensation due to the Chairman.	1,027,000
$3,204,000

These amounts are non-interest bearing and due on demand.

NOTE 7-STOCK COMPENSATION PLANS

During the three and six months ended June 30, 2009, the Company did not issue any options to purchase its common stock, nor were any options or warrants cancelled or exercised.  As of June 30, 2009 the total options outstanding were 6,870,000, of which 3,870,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 8 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments.  The segments consist of Intercomsoft, and general and administrative expenses incurred for corporate purposes.

THREE MONTHS ENDED JUNE 30, 2009
	Intercomsoft	Corporate and Administrative	Total
Net sales	$-	$-	$-
Operating expenses	-	263,000	263,000
Net loss	$-	$(263,000)	$(263,000)

THREE MONTHS ENDED JUNE 30, 2008
	Intercomsoft		Corporate and Administrative	Total
Net sales		$-	$-	$-
Operating expenses		9,000	253,000	262,000
Net loss	$	(9,000)	$(253,000)	$(262,000)

SIX MONTHS ENDED JUNE 30, 2009
	Intercomsoft	Corporate and Administrative	Total
Net sales	$-	$-	$-
Operating expenses	-	470,000	470,000
Net loss	$-	$(470,000)	$(470,000)

SIX MONTHS ENDED JUNE 30, 2008
	Intercomsoft	Corporate and Administrative	Total
Net sales	$-	$-	$-
Operating expenses	17,000	490,000	507,000
Net loss	$(17,000)	$(490,000)	$(507,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OPERATIONS

Business Development

From 1998 and through April 2006 we operated our wholly-owned subsidiary Intercomsoft Limited, a company established to operate a computerized photo identification and database management system.

Additionally, until May 30, 2008, we had an exclusive worldwide license to a mechanically rechargeable aluminum-air fuel cell technology for use with portable consumer electronic devices, a technology that we acquired in January 2001 but had discontinued efforts to develop in 2003.

However, other than certain legal actions related to Intercomsoft’s Supply Agreement as more detailed in Part II Item 1 of this report entitled Legal Proceedings, although we are seeking other opportunities, we are not currently engaged in any  business operations or activities.

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

We are currently involved in legal actions in connection with the Supply Agreement, as set forth in detail in Part II Item 1 of this Report entitled Legal Proceedings.

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

RESULTS OF OPERATIONS

General

During the three and six month period ended June 30, 2009, our operations consisted solely of administrative activities, activities surrounding exploration of certain acquisitions and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended June 30, 2009 to June 30, 2008

During the three months ended June 30, 2009, we generated no revenues from operations and similarly generated no revenues in the comparative period in 2008.

Total expenses for the three months ended June 30, 2009, were approximately $263,000, all of which consisted of general corporate and administrative expenses. For the same period in 2008, general and administrative expenses aggregated approximately $262,000, which consisted of $9,000 of Intercomsoft expenses, which were machinery and equipment depreciation, and $253,000 of which were general and corporate administrative expenses.

We had a net loss from operations of approximately $263,000 for the three month period ended June 30, 2009, as compared to a net loss of approximately $262,000 for the same period in 2008.

Comparison of Six Month Period Ended June 30, 2009 to June 30, 2008

During the six months ended June 30, 2009, we generated no revenues from operations and similarly generated no revenues in the comparative period in 2008.

Total expenses for the six months ended June 30, 2009, were approximately $470,000, all of which consisted of general corporate and administrative expenses. For the same period in 2008, general and administrative expenses aggregated approximately $507,000, which consisted of $17,000 of Intercomsoft expenses, which were machinery and equipment depreciation, and $490,000 of which were general and corporate administrative expenses.

We had a net loss from operations of approximately $470,000 for the six month period ended June 30, 2009, as compared to a net loss of approximately $507,000 for the same period in 2008.

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

Our assets are nominal and our liabilities currently exceed our assets by $4,397,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock cancelled, issued or exercised during the three or six month period ended June 30, 2009.  As of June 30 31, 2009, the total number of shares of our common stock reserved for issuance under options outstanding was 6,870,000, of which options to purchase 3,870,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of June 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

On March 25, 2009, Intercomsoft filed a request in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal.  A hearing has been scheduled for October 19, 2009.

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

On May 1, 2009, the Company amended its By Laws providing for, among other things, a Board of Directors that consists of not less than two, but not more than fifteen members.  Additionally, on May 1, 2009 the Company established a Code of Ethics establishing general guidelines for conducting the Company’s business consistent with the highest standards of business ethics.

On May 1, 2009, Yuri Benenson and Walter Perchal resigned as members of the Company’s Board of Directors.   Additionally, on such date, Mr. Benenson resigned as the Company’s Chief Executive Officer.  Boris Birshtein, the Company’s Chairman of the Board, was appointed as the Company’s Chief Executive Officer effective with Mr. Benenson’s resignation.

Related Party Transactions

During the three month period ended June 30, we accrued an aggregate of $69,000 ($23,000 per month) in compensation and $5,400 ($1,800 per month) in expenses due to Boris Birshtein related to his performance as our Chairman of the Board.  For the six month period ended June 30, 2009 we accrued an aggregate of $138,000 in compensation and $10,800 in expenses due to Mr. Birshtein.

During the three and six month period ended June 30, 2009 we borrowed an aggregate of approximately $171,00 and $271,000, respectively, from our Chairman of the Board and Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by such individual, to meet on-going operational expenses. Such amount is non-interest bearing and is due on demand.

Royal HTM Group renders certain business development services to us on an on-going basis.  During the three month period ended June 30, 2009 we accrued an aggregate of $30,000 ($10,000 per month) for consulting fees due to Royal HTM Group for such services and $60,000 for the six month period.  Such amount is non-interest bearing and is due on demand.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended June 30, 2009:

Exhibit No.	Document

3.0	Amended and Restated By Laws of Trimol Group Inc. (filed with the SEC as an exhibit to the Company’s first quarter 2009 quarterly report on Form 10-Q and incorporated herewith by reference thereto).

31.1	Chief Executive Officer Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: August 18, 2009	By: /s/ Boris Birshtein
	Name:	Boris Birshtein
	Title:	Chief Executive Officer

By: /s/ Jack Braverman
	Name:	Jack Braverman
	Title:	Chief Financial Officer