Form 10-Q
period 2009-09-30
TRIMOL GROUP INC
filed 2009-11-13
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2009

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

As of November 12, 2009, there were 79,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I -  FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

TRIMOL GROUP, INC.
CONSOLIDATED BALANCE SHEET

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$4,000	$4,000

TOTAL CURRENT ASSETS	4,000	4,000

TOTAL ASSETS	$4,000	$4,000

LIABILITIES

Current liabilities:
Due to related parties	$3,395,000	$2,735,000
Accrued expenses	1,226,000	1,196,000

TOTAL CURRENT LIABILITIES	4,621,000	3,931,000

SHAREHOLDERS’ DEFICIENCY	(4,617,000)	(3,927,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$4,000	$4,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	NINE MONTHS ENDED				THREE MONTHS ENDED
	September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008

REVENUES		$-		$-		$-	$-

LEGAL ACTION FEES AND EXPENSES		-		635,000		-	635,000
OTHER OPERATING EXPENSES		690,000		754,000		220,000	247,000

TOTAL EXPENSES		690,000		1,389,000		220,000	882.000

NET LOSS		$(690,000)		$(1,389,000)		$(220,000)	$(882,000)

Net loss per share (basic and diluted)	$	(. 01)	$	(. 015)	$	(. 003)	$(.011)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING		79,472,328		94,087,712		79,412,328	81,526,676

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(690,000)	$(1,389,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Depreciation of property and equipment	-	25,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	30,000	598,000

NET CASH USED IN OPERATING ACTIVITIES	(660,000)	(766,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	660,000	766,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	660,000	766,000

INCREASE (DECREASE) IN CASH	-	-

CASH – BEGINNING OF PERIOD	4,000	4,000

CASH – END OF PERIOD	$4,000	$4,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The Company does not have any current operations that generate revenue and did not generate any revenue in year 2009 to date, nor in years 2008 or in 2007.  Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $4,617,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – TERMINATION AGREEMENT

In January 2001, the Company acquired the exclusive worldwide license to an aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company.  The Company ceased development of this technology in 2003.

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

In addition, the Company entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms of the Amendment, API transferred 21,000,000 shares of the Company’s common stock owned by it to the Company as further consideration in connection with the Termination Agreement, to be utilized by the Company solely in connection with certain acquisitions that the Company is currently exploring. The Amendment provides that in the event that the Company does not conclude any of such acquisitions by December 31, 2008, API has the right to require the Company to reconvey such 21,000,000 shares to it for an aggregate purchase price of $1,000. A further Amendment No. 2 to the Termination Agreement dated as of September 24, 2008, extended the December 31, 2008 reconveyance date to September 23, 2009 and a further Amendment No 3 extended the December 31, 2008 date to September 22, 2010.  Such transaction reduced the number of issued and outstanding shares by 21,000,000 resulting in a total of 79,472,328 issued and outstanding shares.

NOTE 5 - RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

The Company has no current source of revenue.

The Company had no source of revenue for the three or nine month period ended September 30, 2009, nor did it have any source of revenue in the years ended December 31, 2008 and December 31, 2007.

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

The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration.  Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue.  By Final Award of the ICC dated July 30, 2008, the Arbital Tribunal declined jurisdiction over the arbitration.  In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000.  The Final Award relates to costs and fees of the arbitration over the jurisdiction of the ICC only and is not a determination on the merits of the action.

On March 25, 2009, Intercomsoft filed a request in the court of the first instance in Geneva Switzerland for the appointment of an arbitration tribunal. On October 21, 2009, the Swiss court issued a default judgment in Intercomsoft’s favor.  Intercomsoft has until November 26, 2009 to nominate an arbitrator.   If the Moldovan Defendants fail to nominate an arbitrator in accordance with the default judgment, the Swiss court will nominate a second one.

In addition, the Moldova Defendants have commenced a proceeding before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova (“Moldovan Arbitration Court”), claiming that it is the proper body to administer any arbitration between the parties.  The claims asserted in the current action are the same claims asserted by the Moldovan Defendants in the ICC arbitration. Intercomosoft has objected to the Jurisdiction of the Moldovan Arbitration Court.  On October 7, 2009, the Moldovan Defendants requested a suspension of the proceedings before the Moldovan Arbitration Court for a period of not less than four months based on difficulties they claim to have encountered retaining new counsel and the reorganization of the Moldovan government.  The Tribunal has directed the parties to submit their respective positions on the request to suspend the proceedings and likelihood of settlement, which submissions will be complete by November 13, 2009.  The hearing previously scheduled for October 19, 2009 was cancelled by the Tribunal, and no further hearings are currently scheduled.

There can be no assurance as to the outcome of such arbitration proceedings and actions.

The Company has no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Nine Months Ended September 30,
	2009	2008
Compensation and related expenses to Chairman (1)	$218,000	$239,000

Cash advance from Royal HTM Group (2)	108,000	194,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	255,000	272,000

Business development services (2)	90,000	90,000

	$671,000	$795,000

1)
Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis. Additionally, on May 1, 2009, he was appointed as the Company’s Chief Executive Officer.

2)
Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, renders certain business development services to the Company and is the Company’s majority shareholder. Royal HTM Group has advanced approximately $2,200,000 as of September 30, 2009 to, or on behalf of the Company, to fund its expenses.

Balances

As of September 30, 2009 payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$2,299,000

Accrued compensation due to the Chairman.	1,096,000
$3,395,000

These amounts are non-interest bearing and due on demand.

NOTE 7-STOCK COMPENSATION PLANS

During the three and nine months ended September 30, 2009, the Company did not issue any options to purchase its common stock, nor were any options or warrants cancelled or exercised.  As of September 30, 2009 the total options outstanding were 6,870,000, of which 3,870,000 were issued pursuant to the 2001 Omnibus Plan, as amended.

NOTE 8 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments.  The segments consist of Intercomsoft, and general and administrative expenses incurred for corporate purposes.

THREE MONTHS ENDED SEPTEMBER 30, 2009

	Intercomsoft	Corporate and Administrative	Total
Net sales	$-	$-	$-
Operating expenses	-	220,000	220,000
Net loss	$-	$(220,000)	$(220,000)

THREE MONTHS ENDED SEPTEMBER 30, 2008

	Intercomsoft	Corporate and Administrative	Total
Net sales	$-	$-	$-
Total expenses	644,000	238,000	882,000
Net loss	$(644,000)	$(238,000)	$(882,000)

NINE MONTHS ENDED SEPTEMBER 30, 2009

	Intercomsoft	Corporate and Administrative	Total
Net sales	$-	$-	$-
Operating expenses	-	690,000	690,000
Net loss	$-	$(690,000)	$(690,000)

NINE MONTHS ENDED SEPTEMBER 30, 2008

	Intercomsoft	Corporate and Administrative	Total
Net sales	$-	$-	$-
Operating expenses	661,000	728,000	1,389,000
Net loss	$(661,000)	$(728,000)	$(1,389,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OPERATIONS

Business Development

From 1998 through April 2006 we operated our wholly-owned subsidiary Intercomsoft Limited, a company established to operate a computerized photo identification and database management system.

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

In the second quarter of 2003 we discontinued our research and development efforts on such technology and did not actively pursue the development of it since such time.

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

Additionally, we entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms of the Amendment, Aluminum Power transferred to us 21,000,000 shares of our common stock owned by it as further consideration in connection with the Termination Agreement.  Such shares are to be utilized by us solely in connection with certain acquisitions that we are currently exploring. The Amendment provided that in the event that we do not conclude any of such acquisitions by December 31, 2008, Aluminum Power has the right to require us to reconvey such 21,000,000 shares to it for a purchase price of $1,000.  A further Amendment No. 2 to the Termination Agreement dated as of September 24, 2008, extended the December 31, 2008 reconveyance date to September 23, 2009 and a further Amendment No. 3 dated September 23, 2009 extended such date to September 22, 2010.

RESULTS OF OPERATIONS

General

During the three and nine month period ended September 30, 2009, our operations consisted solely of administrative activities, activities surrounding exploration of certain acquisitions and those related to pursuing the breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended September 30, 2009 to September 30, 2008

During the three months ended September 30, 2009, we generated no revenues from operations and similarly generated no revenues in the comparative period in 2008.

Total expenses for the three months ended September 30, 2009, were approximately $220,000, all of which consisted of general corporate and administrative expenses. For the same period in 2008, general and administrative expenses aggregated approximately $882,000, which consisted of $644,000 of Intercomsoft expenses, $9,000 of which was machinery and equipment depreciation and $635,000 of which was related to a legal action, as described herein in Part II, Item 1 – Legal Proceedings, and $238,000 of which were general and corporate administrative expenses.

We had a net loss from operations of approximately $220,000 for the three month period ended September 30, 2009, as compared to a net loss of approximately $882,000 for the same period in 2008. The significant difference in the comparative periods result from the non-recurring expenses related to a legal action (See Part II, Item 1 – Legal Proceedings).

Comparison of Nine Month Period Ended September 30, 2009 to September 30, 2008

During the nine months ended September 30, 2009, we generated no revenues from operations and similarly generated no revenues in the comparative period in 2008.

Total expenses for the nine months ended September 30, 2009, were approximately $690,000, all of which consisted of general corporate and administrative expenses. For the same period in 2008, general and administrative expenses aggregated approximately $1,389,000, which consisted of $661,000 of Intercomsoft expenses of which $635,000 was a non-recurring expense related to a legal action, as described herein in Part II, Item 1 – Legal Proceedings, and $728,000 of which were general and corporate administrative expenses.

We had a net loss from operations of approximately $690,000 for the nine month period ended September 30, 2009, as compared to a net loss of approximately $1,389,000 for the same period in 2008.   The significant difference in the comparative periods results from the non-recurring legal expenses in 2008.

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

Our assets are nominal and our liabilities currently exceed our assets by $4,617,000.  These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock cancelled, issued or exercised during the three or nine month period ended September 30, 2009.  As of September 30, 2009, the total number of shares of our common stock reserved for issuance under options outstanding was 6,870,000, of which options to purchase 3,870,000 shares were issued pursuant to our 2001 Omnibus Plan, as amended.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of September 30, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration.  Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue.  By Final Award of the ICC dated July 30, 2008, the Arbital Tribunal declined jurisdiction over the arbitration.  In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000.  The Final Award relates to costs and fees of the arbitration over the jurisdiction of the ICC only and is not a determination on the merits of the action.

On March 25, 2009, Intercomsoft filed a request in the court of the first instance in Geneva Switzerland for the appointment of an arbitration tribunal. On October 21, 2009, the Swiss court issued a default judgment in Intercomsoft’s favor.  Intercomsoft has until November 26, 2009 to nominate an arbitrator.   If the Moldovan Defendants fail to nominate an arbitrator in accordance with the default judgment, the Swiss court will nominate a second one.

In addition, the Moldova Defendants have commenced a proceeding before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova (“Moldovan Arbitration Court”), claiming that it is the proper body to administer any arbitration between the parties.  The claims asserted in the current action are the same claims asserted by the Moldovan Defendants in the ICC arbitration. Intercomosoft has objected to the Jurisdiction of the Moldovan Arbitration Court.  On October 7, 2009, the Moldovan Defendants requested a suspension of the proceedings before the Moldovan Arbitration Court for a period of not less than four months based on difficulties they claim to have encountered retaining new counsel and the reorganization of the Moldovan government.  The Tribunal has directed the parties to submit their respective positions on the request to suspend the proceedings and likelihood of settlement, which submissions will be complete by November 13, 2009.  The hearing previously scheduled for October 19, 2009 was cancelled by the Tribunal, and no further hearings are currently scheduled.

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

Related Party Transactions

During the three month period ended September 30, we accrued an aggregate of $69,000 ($23,000 per month) in compensation and $5,400 ($1,800 per month) in expenses due to Boris Birshtein related to his performance as our Chairman of the Board.  For the nine month period ended September 30, 2009 we accrued an aggregate of $207,000 in compensation and $16,200 in expenses due to Mr. Birshtein.

During the nine month period ended September 30, 2009 we borrowed an aggregate of approximately $363,000 from our Chairman of the Board and Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by such individual, to meet on-going operational expenses. Such amount is non-interest bearing and is due on demand.

Royal HTM Group renders certain business development services to us on an on-going basis.  During the three month period ended September 30, 2009 we accrued an aggregate of $30,000 ($10,000 per month) for consulting fees due to Royal HTM Group for such services and $90,000 for the nine month period.  Such amount is non-interest bearing and is due on demand.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2009:

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

TRIMOL GROUP, INC.

Date: November 13, 2009	By: /s/ Boris Birshtein
Name: Boris Birshtein
Title: Chief Executive Officer

By: /s/ Jack Braverman
Name: Jack Braverman
Title: Chief Financial Officer