Form 10-K
period 2009-12-31
TRIMOL GROUP INC
filed 2010-04-06
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number:  000-26971

TRIMOL GROUP, INC.
(Name of small business issuer in its charter)

DELAWARE	13-3859706
(State of Incorporation)	(IRS EMPLOYER ID NO.)

1221 AVENUE OF THE AMERICAS, SUITE 4200, NEW YORK, NY, 10020
Address of principal offices)

Registrant’s Telephone Number: (212) 554-4394

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Title of Each Class	Name of each Exchange on which listed
Common Stock, par value $0.01 per share	OTC Bulletin Board

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Check if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Sec. 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act), Yes ☐ No ☒

Issuer’s revenues for fiscal year ended December 31, 2009 were $0.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $102,000 as of June 30, 2009 computed on the basis of a closing price of $0.0051 per share on such date of the Registrant’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

The number of shares outstanding of the Registrant’s common stock, as of March 31, 2010 was 100,472,328.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filler, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

We were incorporated on May 6, 1953 under the laws of the State of Delaware. Although we are seeking business opportunities, during 2009 and 2008, we had limited operations and generated no revenue.  We are not currently engaged in any business operations, or any activities that generate revenue.

Prior operations in the past five years consisted of the activities of our wholly owned subsidiary, Intercomsoft Limited, as more detailed below.

Intercomsoft Limited

Beginning in 1998 and through April 2006, we operated our wholly-owned subsidiary, Intercomsoft Limited, a non-resident Irish company.

Intercomsoft was established to provide computerized photo identification and database management systems for use in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal identification.

Although it pursued other opportunities, Intercomsoft’s only customer since inception was the Government of the Republic of Moldova, pursuant to a Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, to provide a National Register of Population and a National Passport System, which expired by its terms on April 29, 2006 and was not renewed.

Under the terms of the Supply Agreement, Intercomsoft supplied all of the equipment, technology, software, materials and consumables utilized by the Government of Moldova for the production of all national passports, drivers’, licenses, vehicle permits, identification cards and other government authorized identification documents used in the Republic of Moldova.

On or about February 11, 2006, we received notice from the Government of the Republic of Moldova that it did not intend to renew the Supply Agreement which, unless renewed, expired by its terms on April 29, 2006.  We believe that such notice of non-renewal may not have been sent timely under the applicable provisions of the Supply Agreement and are currently contesting the claimed non-renewal of such Agreement.  (See Item 3 - Legal Proceedings).

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

Through the second quarter of 2003 we engaged in research, development and marketing efforts in connection of the aluminum-air fuel cell technology and actively sought strategic business partners to commercialize it.  However, our efforts were not commercially successful and we discontinued development of the technology as of the second quarter of 2003.

On May 30, 2008 we entered into a termination agreement (the “Termination Agreement”) with Aluminum Power terminating the Technology Acquisition Agreement and the Research and Development Agreement entered into by us and Aluminum Power in 2001. In consideration of the Termination Agreement, Royal HTM Group, Inc., whose sole shareholder is our Chairman of the Board, cancelled $400,000 of our indebtedness to it.

Subsequently, we entered into an amendment to the Termination Agreement dated as of July 9, 2008 (the “Amendment”).  Pursuant to the terms of the Amendment, Aluminum Power transferred to us 21,000,000 shares of our common stock owned by it as further consideration in connection with the Termination Agreement.  Such shares were to be utilized by us solely in connection with certain acquisitions. The Amendment provided that in the event that we did not conclude any of such acquisitions by December 31, 2008, Aluminum Power had the right to require us to reconvey the 21,000,000 shares to it for a purchase price of $1,000.  Further amendments to the Termination Agreement extended the reconveyance date to September 22, 2010.  The reconveyance right (“Call Right”) was assignable under the Termination Agreement, as amended.

On March 12, 2010, we received a notice from Royal HTM Group Inc., wherein it advised the Company that on March 4, 2010, Aluminum Power had assigned to Royal HTM Group the Call Right granted to it under the Amendment.  On March 12, 2010 Royal HTM Group exercised the Call Right and requested that we issue to it the 21,000,000 shares, which we did on March 15, 2010. Pursuant to the issuance of such shares, Royal HTM Group owns 69,275,000 shares of our common stock.

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

Risks Related to Our Current Financial Condition

We have no current source of revenue.

We did not generate any revenue for the year ended December 31, 2009 nor did we generate any revenue in the year ended December 31, 2008.

We have no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

Our liabilities significantly exceed our assets.

As of December 31, 2009 our liabilities exceeded our assets by approximately $4.6 million.  These circumstances, among others, raise substantial doubt about our ability to continue as a going concern

The loss of our executive officers or key personnel would adversely affect our business.

We have substantially discontinued our operations, with the exception of limited administrative activities. Our ability to restructure the business will be dependent on the services of our executive officers and certain key personnel. If we are unable to compensate our existing or future executives we may lack the required leadership to restructure our business

Risks Related to our Securities and Capital Structure

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

During 2009, the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.0005 to a high of $0.02 and in 2008 traded from a low of $0.001 per share to a high of $0.02 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Penny stock regulations may impose certain restrictions on marketability of our securities

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

Shares eligible for future sale may adversely affect the market

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 79,472,328 shares of our common stock issued and outstanding as of December 31, 2009, all shares have been issued for more than six months and are eligible for sale in compliance with Rule 144(k).

In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a six-month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a non-affiliate of the Company that has satisfied a six-month holding period. Any substantial sale of our common stock pursuant to Rule 144 may have an adverse effect on the market price of our publicly traded securities.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our office at 1221 Avenue of the Americas, Suite 4200, New York, New York 10020, on a month-to-month tenancy.

ITEM 3.	LEGAL PROCEEDINGS

On September 18, 2006, Intercomsoft commenced an action before the International Chamber of Commerce (the “ICC”), International Court of Arbitration, in Geneva, Switzerland against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement.  Although Intercomsoft performed all of its obligations and responsibilities under the Supply Agreement during its ten year term without objection by the Moldovan Defendants, the Moldova Defendants nevertheless interposed counterclaims against Intercomsoft in amounts totaling $30 million. Intercomsoft has denied any wrongdoing and contested the counterclaims.

The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration.  Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue.  By Final Award of the ICC dated July 30, 2008, the Arbitral Tribunal declined jurisdiction over the arbitration.  In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000. The Final Award relates to costs and fees of the arbitration over jurisdiction of the ICC only and is not a determination on the merits of the action.

On March 25, 2009, Intercomsoft filed a request in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal.  On October 21, 2009, the Swiss court issued a default judgment in Intercomsoft’s favor.  Intercomsoft nominated an arbitrator in accordance with the default judgment, however, the Moldovan Defendants failed to nominate an arbitrator within the requisite time frame.   The Swiss court will nominate a second arbitrator for the Moldovan Defendants.

In addition, the Moldovan Defendants commenced a proceeding in Moldova before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties.  The claims asserted in the current action pending before the Swiss courts are the same claims asserted by the Moldovan Defendants in the ICC arbitration.  Intercomsoft has objected to the jurisdiction of the Moldovan Arbitration Court.  On October 7, 2009, the Moldovan Defendants requested a suspension of the proceedings before the Moldovan Arbitration Court for a period of not less than four months based on difficulties they claim to have encountered retaining new counsel and the reorganization of the Moldovan government.  At the Tribunal’s direction, the parties submitted their respective positions on the request to suspend the proceedings and consideration of settlement, which submissions were complete by November 13, 2009.  On December 11, 2009, the Tribunal suspended the proceedings for a period of three months.  The Tribunal has not yet resumed the proceedings.

Given the anticipated continued expenses relating to the prosecution by Intercomsoft of its claims against the Government of Moldova in the pending lawsuit in the Swiss Courts, and the related Moldovan arbitration proceeding, we are exploring a potential sale of Intercomsoft.  There can be no assurance that we will consummate any such sale or if so, what the terms will be of any such transaction.  In addition, there can be no assurance as to the outcome of such arbitration proceedings and actions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted and traded on a limited and sporadic basis on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol TMOL.  The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock.  The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTCBB.  Such quotations reflect inter-dealer prices, without real mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. We had 414 stockholders of record as of December 31, 2009.

Year 2009	High	Low

Fourth Quarter	$0.01	$0.003
Third Quarter	$0.01	$0.007
Second Quarter	$0.02	$0.005
First Quarter	$0.001	$0.004

Year 2008	High	Low

Fourth Quarter	$0.01	$0.001
Third Quarter	$0.001	$0.002
Second Quarter	$0.01	$0.001
First Quarter	$0.02	$0.01

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

There was no issuance or sales of our securities during year 2009 or 2008.

During the fiscal year ended December 31, 2009 and 2008, there were no options issued, exercised or cancelled pursuant to the 2001 Omnibus Plan, as amended.

As of December 31, 2009, 1,000,000 options were issued and outstanding under the 2001 Omnibus Plan, as amended, and 3,000,000 options which were issued outside of such Plan were issued and outstanding. There were no options issued or exercised during the year 2009.  As of the date of the filing of this Report, all of such options expired and were not renewed.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

General

The Company did not engage in any business operations that generated revenue in year 2009 or 2008.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

During the year ended December 31, 2009 and December 31, 2008 we generated no revenue.

Total expenses for the year ended December 21, 2009 were $694,000 all of which were general corporate and administrative expenses and in 2008 were $1,652,000 which consisted of $662,000 from Intercomsoft and $990,000 of general corporate and administrative expenses.  The reduction of general corporate and administrative expenses in 2009 resulted from reduced corporate overhead. The significant non-recurring expense of Intercomsoft in year 2008 was the result of the assessment of costs and fees against it in the amount of $635,000 in connection with a legal action (See Legal Proceedings).

We had a net loss from operations in 2009 of $694,000 and a net loss of in 2008 of approximately $1,652,000.

Liquidity & Capital Resources

We have no operations that generate revenue, and have had no revenues since April 2006.  With the expiration and non-renewal of Intercomsoft’s Supply Agreement in April 2006, our sole source of revenue ended. Our sole source of funding since such date has been loans and advances from our Chairman of the Board and Royal HTM Group, Inc., our majority shareholder, whose sole shareholder is our Chairman of the Board.   We will need to pursue future business opportunities in order to sustain continued operations.

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

Available Information

Reports Filed with the Securities and Exchange Commission

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance therewith, file reports, proxy and information statements and other information with the SEC.

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

We have audited the accompanying consolidated balance sheets of Trimol Group, Inc. and its subsidiary (the “Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not generated any revenue since April 2006 and, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $4,621,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

PARITZ & COMPANY, P.A.
Dated: March 25, 2010
Certified Public Accountants
Hackensack, New Jersey

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	--------DECEMBER 31,-------
	2009	2008

ASSETS

Current assets:
Cash	$13,000	$4,000
Total current assets	13,000	4,000

TOTAL ASSETS	$13,000	$4,000

LIABILITIES

Current liabilities:
Related parties	$3,680,000	$2,735,000
Accrued expenses	954,000	1,196.000

TOTAL LIABILITIES	4,634,000	3,931,000

SHAREHOLDERS’ DEFICIENCY	(4,621,000)	(3,927,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$13,000	$4,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	-----------YEAR ENDED DECEMBER 31,-------
	2009	2008

REVENUES	$-	$-

OPERATING EXPENSES:
Legal action fees and expenses	-	635,000
General and administrative expenses	694,000	1,017,000
TOTAL OPERATING EXPENSES	694,000	1,652,000

NET LOSS	$(694,000)	$(1,652,000)

Net loss per share (Basic and Diluted)	$(.01)	$(.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	79,472,328	90,433,866

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	COMMON STOCK
	SHARES OUTSTANDING	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT	TOTAL

BALANCE – DECEMBER 31. 2007	100,472,328	$1,005,000	$5,339.000	$(9,019,000)	$(2,675,000)

TERMINATION AGREEMENT WITH RELATED PARTY	(21,000,000)	(210,000)	610,000	-	400,000

NET LOSS	-	-	-	(1,652,000)	(1,652,000)

BALANCE – JANUARY 1, 2008	79,472,328	795,000	5,949.000	(10,671,000)	(3,927,000)

NET LOSS	-	-	-	(694,000)	(694,000)

BALANCE-DECEMBER 31, 2009	79,472,328	$795,000	$5,949,000	$(11,365,000)	$(4,621,000)

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	---------YEAR ENDED DECEMBER 31,------
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(694,000)	$(1,652,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES
Depreciation of property and equipment	-	27,000
Accrued expenses to related parties	516,000	438,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accrued expenses	(242,000)	648,000

NET CASH USED IN OPERATING ACTIVITIES	(420,000)	(539,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from related parties	429,000	539,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	429,000	539,000

INCREASE IN CASH	9,000	-

CASH - BEGINNING OF YEAR	4,000	4,000

CASH - END OF YEAR	$13,000	$4,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware and owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a company which, until April 2006, was engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal government identification. As more detailed in Note 5, the Company is pursuing a pending legal action related to the operation of Intercomsoft and in 2009 and 2008 did not generate any revenue from business operations.

Additionally, as more detailed in Note 4, until May 30, 2008, the Company had an exclusive worldwide license to an aluminum-air fuel cell technology solely for use with portable consumer electronic devices, all rights and title to certain technology relating to aluminum-air fuel cells, and the design and know-how to a converter designed and developed by a related company. The Company had ceased development of this technology in 2003.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  However, the Company does not have any current operations that generate revenue and did not generate any revenue in year 2009 or in 2008, nor has it generated any revenue since April 2006.  Further, as shown on the accompanying balance sheet, the Company’s liabilities exceed its assets by $4,621,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  If an impairment exists an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and the fair value.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided for financial reporting purposes on the straight-line method in amounts sufficient to amortize the cost of the related asset over its estimated useful life.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Revenue Recognition

Historically, revenue from Intercomsoft was recognized upon the quantity of product (number of computerized documents) produced during the period reported.  However, Intercomsoft did not generate any revenue in year 2009 or in year 2008, nor has it generated revenue since April 2006.

Income Taxes

The Company recognizes deferred tax assets and liabilities related to the expected future tax consequences of events that have been recognized in the Company’s financial statements and tax returns.  However, if it is more likely than not that some portion or all of the net deferred tax assets will not be realized, a valuation allowance is established and the tax benefit is not recognized in the statements of operations.

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

New Accounting Pronouncements

As of September 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 105-10 (formerly FASB Statement No. 168 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Codification became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. ASC 105-10 does not change previously issued GAAP, but reorganizes GAAP into Topics. In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update (“ASU”) on the Topic. Our adoption of ASC 105-10 did not have any impact on the Company’s financial statements.

NOTE 4 – TERMINATION AGREEMENT

On May 30, 2008 the Company entered into a termination agreement (the “Termination Agreement”) with Aluminum Power Inc. (“AP”I), the Company’s majority shareholder at that time which is beneficially owned and controlled by the Company’s Chairman of the Board. The Termination Agreement terminated the Technology Acquisition Agreement and the Research and Development Agreement entered into by the Company and API in 2001.

In consideration of the Termination Agreement, Royal HTM Group, Inc., a company also beneficially owned and controlled by the Company’s Chairman of the Board, cancelled $400,000 of the Company’s indebtedness to it. The forgiveness of debt was accounted for as a credit to additional paid in capital on the accompanying consolidated balance sheet as of December 31, 2008.

Subsequently, the Company entered into an amendment of the Termination Agreement dated as of July 9, 2008 (the “Amendment”). Pursuant to the terms to the Amendment, API transferred 21,000,000 shares of the Company’s common stock owned by it to the Company as further consideration in connection with the Termination Agreement, to be utilized by the Company solely in connection with certain acquisitions that the Company was exploring. The Amendment provided that in the event that the Company did not conclude any of such acquisitions by December 31, 2008, API had the right to reacquire the Company to reconvey such 21,000,000 shares to it for an aggregate purchase price of $1,000.  Further Amendments to the Termination Agreement extended the December 31, 2008 reconveyance date to September 22, 2010, respectively. Such transaction reduced the number of the issued and outstanding shares by 21,000,000 resulting in a total of 79,472,328 issued and outstanding shares as of December 31, 2009.

NOTE 5 - RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

The Company’s subsidiary operates in the Republic of Moldova.

The Company’s wholly owned subsidiary, Intercomsoft Limited, formerly operated in the Republic of Moldova, a former member of the Soviet Union with a historically uncertain economic and political climate.  This may have a material adverse impact on the Company and Intercomsoft’s ability to collect on any judgment that may result from certain legal actions the Company has brought against the government of the Republic of Moldova for fees

The Company has not generated any revenue in over four years.

The Company had no source of revenue for the year ended December 31, 2009, nor did it have any source of revenue for the year ended December 31, 2008 and has not generated any revenue since April 2006.

The Company has no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

The Company has commenced a legal action against the Government of Moldova.

On September 18, 2006, Intercomsoft commenced an action before the International Chamber of Commerce (the “ICC”), International Court of Arbitration, in Geneva, Switzerland against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents in accordance with the terms of the Supply Agreement.  Although Intercomsoft performed all of its obligations and responsibilities under the Supply Agreement during its ten year term without objection by the Moldovan Defendants, the Moldova Defendants nevertheless interposed counterclaims against Intercomsoft in amounts totaling $30 million. Intercomsoft has denied any wrongdoing and contested the counterclaims.

The Moldovan Defendants contested the action and objected to the ICC’s jurisdiction to hear the arbitration.  Hearings were held before an ICC Arbitral Tribunal in Switzerland on the jurisdictional issue.  By Final Award of the ICC dated July 30, 2008, the Arbitral Tribunal declined jurisdiction over the arbitration.  In addition, the Final Award also assessed costs and fees against Intercomsoft in the amount of $635,000. The Final Award relates to costs and fees of the arbitration over jurisdiction of the ICC only and is not a determination on the merits of the action.

On March 25, 2009, Intercomsoft filed a request in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal.  On October 21, 2009, the Swiss court issued a default judgment in Intercomsoft’s favor.  Intercomsoft nominated an arbitrator in accordance with the default judgment, however, the Moldovan Defendants failed to nominate an arbitrator within the requisite time frame.   The Swiss court will nominate a second arbitrator for the Moldovan Defendants.

In addition, the Moldovan Defendants commenced a proceeding in Moldova before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties.  The claims asserted in the current action pending before the Swiss courts are the same claims asserted by the Moldovan Defendants in the ICC arbitration.  Intercomsoft objected to the jurisdiction of the Moldovan Arbitration Court.  On October 7, 2009, the Moldovan Defendants requested a suspension of the proceedings before the Moldovan Arbitration Court for a period of not less than four months based on difficulties they claim to have encountered retaining new counsel and the reorganization of the Moldovan government.  At the Tribunal’s direction, the parties submitted their respective positions on the request to suspend the proceedings and consideration of settlement, which submissions were complete by November 13, 2009.  On December 11, 2009, the Tribunal suspended the proceedings for a period of three months.  The Tribunal has not yet resumed the proceedings.

Given the anticipated continued expenses relating to the prosecution by Intercomsoft of its claims against the Government of Moldova in the pending lawsuit in the Swiss Courts, and the related Moldovan arbitration proceeding, we are exploring a potential sale of Intercomsoft.  There can be no assurance that the Company will consummate any such sale or if so, what the terms will be of any such transaction.  In addition, there can be no assurance as to the outcome of such arbitration proceedings and actions.

NOTE 6 - SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 shares of $0.01 par value common stock, of which 79,472,328 shares were issued and outstanding as of December 31, 2009 (See Note 4).

The Company has authorized 10,000 shares of $1.00 par value shares of Preferred Stock, none of which were issued and outstanding as of December 31, 2009.

NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	2009	2008

Compensation and related expenses to Chairman (1)	$298,000	$318,000

Cash advance from Royal HTM Group (2)	221,000	221,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	313,000	317,000

Business development services (2)	120,000	120,000
	$952,000	$976,000

(1)	Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) on a month-to-month basis and also serves as it Chief Executive Officer.

(2)
The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, to render certain business development services to the Company.  Royal HTM Group has also advanced money to the Company to fund its expenses, and is the Company’s majority shareholder.

Balances

Payables to related parties consist of the following:

	-------DECEMBER 31,------
	2009	2008
Amount due to the Chairman and a company owned and controlled by such individual.	$2,515,000	$1,846,000

Accrued compensation due to the Chairman.	1,165,000	889,000
	$3,680,000	$2,735,000

These amounts are non-interest bearing and due on demand.

NOTE 8 - STOCK COMPENSATION PLANS

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

A summary of the Company’s option activity is as follows:

	Inside Plan	Outside Plan	Total

Balance – January 1, 2008	3,870,000	3,000,000	6,870,000

Granted	-	-	-

Exercised	-	-	-

Cancelled, year-end 2008	(2,870,000)	-	(2,870,000)

Balance – December 31, 2009	1,000,000	3,000,000	4,000,000

The following table summarizes information regarding stock options outstanding at December 31, 2009:

Exercise Price Range	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable
$0.01	4,000,000	-	0.01	4,000,000

As of the filing date of this Report, all of the options both inside and outside of the Omnibus Plan have expired.

NOTE 9 - INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	---------------DECEMBER 31,------------
	2009	2008

Income tax (benefit) at statutory rate of 34%	$(236,000)	$(562,000)

Net operating loss carryforward (used) not utilized	236,000	562,000
	$-	$-

Deferred tax assets and liabilities consist of:

	---------------DECEMBER 31,------------
	2009		2008

Deferred tax assets (liabilities):
Amortization of intangibles		$(5,070,000)	$(4,470,000)
Net operating loss carryforward		3,601,000	3,358,000
Capital loss carryforward		2,706,000	2,706,000
			1,594,000
Valuation allowance (see Note 2)		(1,237,000)	(1,594,000)
	$		$-

NOTE 10 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments.  The segments consist of Intercomsoft, which produced computerized identification documents, and general and administrative expenses incurred for corporate purposes.

YEAR ENDED DECEMBER 31, 2009

	Intercomsoft	Corporate and Administrative	Total

Revenue	$-	$-	$-

Operating expenses		694,000	694,000

Net income (loss)	$-	$(694,000)	$(694,000)

YEAR ENDED DECEMBER 31, 2008

	Intercomsoft	Corporate and Administrative	Total

Revenue	$-	$-	$-

Operating expenses	662,000	990,000	1,652,000

Net income (loss)	$(662,000)	$(990,000)	$(1,652,000)

NOTE 11 - SUBSEQUENT EVENTS

On March 12, 2010, the Company received a notice from Royal HTM Group, wherein it advised the Company that on March 4, 2010, Aluminum Power had assigned to Royal HTM Group the Call Right granted to it under the Termination Agreement, as amended.  On March 12, 2010 Royal HTM Group exercised the Call Right and requested that the Company issue to it the 21,000,000 shares.  Such shares were issued to Royal HTM Group on March 15, 2010. Upon the issuance of the shares, Royal HTM Group owns 69,275,000 shares of the Company’s common stock

As of March 31, 2010, the Company evaluated all events or transactions that occurred after December 31, 2009 and has determined that there is no material or recognizable subsequent events or transactions which would require disclosure in the financial statements, other than as noted herein.

Subsequent events were evaluated as of April 5, 2010, the day the financial statement were available to be issued.

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

As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2009, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended December 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Directors and Executive Officers

Our officers are elected by, and serve at the pleasure of, our Board of Directors.  The names and ages of our directors and executive officers as of December 31, 2009, are set forth below.  In May, 2009, we amended our By-laws providing for, among other things, a Board of Directors that consists of not less than two and not more than fifteen directors.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	63	Chairman of the Board of Directors and Chief Executive Officer

Jack Braverman	41	Director; Chief Financial Officer

Background of Executive Officers and Directors

Boris Birshtein has served as our Chairman of the Board of Directors since January 1998 and as our Chief Executive Officer since May 2009.  Since 1997 he has been the Chairman of the Board, President and principal shareholder of Royal HTM Group, Inc., our majority shareholder.  Since 1999, Mr. Birshtein has served as the Chairman of Eontech Group Inc., of which he is the principal shareholder and of Aluminum-Power Inc.  Since 1996 Mr. Birshtein has served as the Chairman of World Assets (Media) Inc. Mr. Birshtein holds PhDs in Philosophy and Economics.

Jack Braverman has served as a member of our Board of Directors and our Chief Financial Officer since January 2004.  Mr. Braverman has worked with Mr. Birshtein, his uncle and our Chairman of the Board, in a number of capacities since 1997, including his service as President of Eontech Group, Inc. from July 1999 to date, President of Royal HTM Group, Inc., our majority shareholder, from December 1997 to April 2001 and as Vice President and Chief Financial Officer of Royal HTM Group, Inc. from April 2001 to date, as well as serving as Vice President of Aluminum-Power Inc. from January 2001 to November 2004 and as its President from November 2004 to date.  Mr. Braverman holds a BA in Economics from the University of Western Ontario.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10.	EXECUTIVE COMPENSATION

For the years ended December 31, 2009 and 2008, the following individuals received the following compensation for services rendered to us. See “Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
						AWARDS
Name & Principal Position	Year	Salary ($)		Other Annual Compensation ($)		Securities Underlying Options/ SARs	All Other Compensation

Boris Birshtein	2009	$276,570	(1)	$71,000	(2)	-
Chairman of the Board	2008	$276,570	(1)	$72,144	(3)	-
Chief Executive Officer

Jack Braverman	2009	$120,000	(4)	$15,000	(5)	-
Chief Financial Officer	2008	$90,000		$21,216	(5)
_____________________________________

(1)	Such amount was accrued but not paid to Mr. Birshtein.

(2)
Such amount represents a monthly expense allowance of $1,800 totaling $21,600 annually, all of which was accrued but not paid, and $49,500 for auto lease and insurance premiums paid on behalf of Mr. Birshtein.

(3)
Such amount represents a monthly expense allowance of $1,800 totaling $21,600 annually, all of which was accrued but not paid, and approximately $50,500 for auto lease and insurance premiums paid on behalf of Mr. Birshtein.

(4)	Such amount was accrued but not paid to Mr. Braverman

(5)	Such amounts represent auto lease and insurance premiums paid on behalf of Mr. Braverman.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

In 2009 there were no options granted pursuant to the 2001 Omnibus Plan, as amended and no outstanding options were exercised during 2009.

Compensation of Directors

Outside Directors, are entitled to receive an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period.  During the fiscal years ended December 31, 2009 and 2008, there were no such payments made to any outside Director.  As of December 31, 2009 we have no outside directors.

Employment Agreements

The employment agreement with Boris Birshtein, our Chairman of the Board of Directors, expired on December 31, 2003 and was not renewed.  Thereafter, pursuant to a letter agreement dated March 10, 2004 between he and us, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement including, among other things, a monthly consulting fee of $23,047 and a monthly expense allowance of $1,800.  In May 2008, Mr. Birshtein agreed to also serve as our Chief Executive Officer, a position for which he is not compensated.  We were unable to make any payments to Mr. Birshtein in years 2009 and 2008 and all of such amounts due to him have been accrued.

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

In the event a Change in Control (as defined in the 2001 Omnibus Plan, as amended) occurs, then, notwithstanding any provision of the 2001 Omnibus Plan, as amended, or of any provisions of any Award agreements entered into between any Optionee or Participant and us to the contrary, all Awards that have not expired and which are then held by any Optionee or Participant (or the person or persons to whom any deceased Optionee’s or Participant's rights have been transferred) shall, as of the date of such Change of Control, become fully and immediately vested and exercisable and may be exercised for the remaining term of such Awards.

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

As of December 31, 2009, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, options to acquire 1,000,000 shares of our common stock were outstanding, which subsequently expired on February 17, 2010 at such time there were no options issued or outstanding under the 2001 Omnibus Plan, as amended.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be the beneficial owners of more than 5% of our common stock as of December 31, 2009, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

	As of December 31, 2009 (1)

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER		PERCENT OF CLASS
Boris Birshtein 1221 Avenue of the Americas, Suite 4200 New York, New York, 10020	56,922,000	(2)	68%

Royal HTM Group 87 Scollard Street Toronto, Ontario M5R 1G4	48,275,000	(3)	57%

Jack Braverman 1221 Avenue of the Americas, Suite 4200 New York, NY 10020	1,000,000		0.8%

P.L.T. International, Inc 7300 Yonge Street Toronto, Ontario	8,225,000		9.8%

All Executive Officers and Directors as a Group (2 persons) (4)	57,922,000		69%

- - - - - - - - - - - - -

(1)
Based on a total of 83,472,328 shares of common stock, which includes: (i) 79,472,328 shares of common stock issued and outstanding as of December 31, 2009; (ii) options to purchase 1,000,000 shares of our common stock granted pursuant to the 2001 Omnibus Plan, as amended; and, (iii) options to purchase 3,000,000 shares of our common stock granted outside of the 2001 Omnibus Plan, as amended.

(2)
Represents 4,737,000 shares of our common stock owned directly by Mr. Birshtein; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and, 48,275,000 shares of our common stock owned by Royal HTM Group, of which Mr. Birshtein is the sole shareholder.

(3)	Royal HTM Group is our majority shareholder. Mr. Birshtein, is the sole shareholder of Royal HTM Group.

(4)	Includes Messrs. Birshtein and Braverman.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During each of 2009 and 2008, we accrued $276,000 in compensation and $21,600 in expenses due to Mr. Boris Birshtein related to his performance as the Chairman of the Board.  Additionally, approximately $49,500 and $50,000 was paid on Mr. Birshtein’s behalf for vehicle leasing and insurance expense in each of years 2009 and 2008, respectively.

During 2005 we engaged Royal HTM Group, Inc., a Canadian company owned and controlled by our Chairman of the Board, to render certain business development services to us. During each of 2009 and 2008 we accrued $120,000 for such services. In May 2008, Royal HTM Group became our majority shareholder.

During 2009 Royal HTM Group lent us $221,000 to cover on-going expenses and advanced $313,000 on our behalf.  In 2008 Royal HTM Group lent us $221,000 to cover on-going operating expenses and advanced $317,000 on our behalf. As of December 31, 2009, we owe Royal HTM Group approximately $2,479,000. Such amount is non-interest bearing and is due on demand.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company, P.A. (“Paritz”) serves as our principal accountant.  In 2009, Paritz billed us $25,500 for audit and review fees and $2,500 for tax return preparation and related fees. In 2008, Paritz billed us $25,500 for audit and review fees and $3,250 for tax return preparation and related fees.

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

10.5
May 31, 2008 Termination Agreement by and between Trimol Group, Inc. and Aluminum Power, Inc. (incorporated by reference to Current Report Form 8-K as filed with the Securities and Exchange Commission on June 3, 2008).

10.6
July 9, 2008 Amendment No. 1 To Termination Agreement by and between Trimol Group, Inc. and Aluminum Power Inc. (incorporated by reference to Current Report Form 8-K as filed with the Securities and Exchange Commission on July 16, 2008).

10.7
September 23, 2009 Amendment No. 3 To Termination Agreement by and between Trimol Group, Inc. and Aluminum Power Inc. (incorporated by reference to Current Report Form 8-K as filed with the Securities and Exchange Commission on October 27, 2009).

21	Subsidiary of the Registrant.

23	Consent of Independent Auditors.

31.1	Chief Executive Officer Certification.

31.2	Chief Financial Officer Certification.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of April, 2010.

TRIMOL GROUP, INC.

By:	/s/ Boris Birshtein
Name:	Boris Birshtein
Title:	Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Jack Braverman
Name:	Jack Braverman
Title:	Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Boris Birshtein	Date: April 5, 2010
Name:	Boris Birshtein
Title:	Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Jack Braverman	Date: April 5, 2010
Name:	Jack Braverman
Title:	Chief Financial Officer and Director