Form 10-Q
period 2010-03-31
TRIMOL GROUP INC
filed 2010-05-21
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2010

Commission file number:  000-26971

TRIMOL GROUP, INC.

(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE
(State or other Jurisdiction of Incorporation or Organization)

13-3859706
(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, 35th Floor
New York, New York 10019
(Address of principal executive offices)

212. 554.4394
(Issuer’s Telephone Number)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Small reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

As of May 20, 2010, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2010

PART I -  FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2010

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$8,000	$13,000

TOTAL CURRENT ASSETS	8,000	13,000

TOTAL ASSETS	$8,000	$13,000

LIABILITIES

Current liabilities:
Related parties	$3,909,000	$3,680,000
Accrued expenses	985,000	954,000

TOTAL CURRENT LIABILITIES	4,894,000	4,634,000

SHAREHOLDERS’ DEFICIENCY	(4,886,000)	(4,621,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$8,000	$13,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31,
	2010	2009

REVENUES	$-	$-

OPERATING EXPENSES	265,000	207,000

NET INCOME (LOSS)	$(265,000)	$(207,000)

Net income per share (basic and diluted)	(.003)	(.003)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	83,438,995	79,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)	$(265,000)	$(207,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	99,000	99,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	31,000	(53,000)

NET CASH USED IN OPERATING ACTIVITIES	(135,000)	(161,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	130,000	159,000

NET CASH USED IN FINANCING ACTIVITIES	130,000	159,000

INCREASE (DECREASE) IN CASH	5,000	2,000

CASH – BEGINNING OF PERIOD	13,000	4,000

CASH – END OF PERIOD	$8,000	$2,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The Company does not have any current operations that generate revenue and has not generated any revenue since April 2006.  Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $4,886,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – TERMINATION AGREEMENT

The Company entered into a termination agreement in May 2008, (the “Termination Agreement”) with Aluminum Power Inc. (API), an entity which is beneficially owned and controlled by the Company’s Chairman of the Board. The Termination Agreement terminated the Technology Acquisition Agreement and the Research and Development Agreement entered into by the Company and API in 2001.

In consideration of the Termination Agreement, as amended, Royal HTM Group, Inc., a company also beneficially owned and controlled by the Company’s Chairman of the Board, cancelled $400,000 of the Company’s indebtedness to it.  In further consideration, API transferred 21,000,000 shares of the Company’s common stock owned by it to the Company, to be utilized by the Company solely in connection with certain acquisitions that the Company was exploring.  In the event that the Company did not conclude any such acquisitions within a contractually specified period, API had the right to require the Company to reconvey such 21,000,000 shares to it (the “Call Right”) for an aggregate purchase price of $1,000.

On March 12, 2010, the Company received a notice from Royal HTM Group wherein it advised the Company that on March 4, 2010, API had assigned to Royal HTM Group the Call Right granted to it under the Termination Agreement, as amended.  On March 12, 2010 Royal HTM Group exercised the Call Right and the Company issued to it the 21,000,000 shares of common stock.

NOTE 5 - RISKS AND UNCERTAINTIES

The following risk factors relating to the Company and its business should be carefully considered:

The Company has no current source of revenue.

The Company had no source of revenue for the three months ended March 31, 2010, nor has it had a source of revenue since April 2006.

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

On March 25, 2009, Intercomsoft filed a request in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal. On October 21, 2009, the Swiss court issued a default judgment in Intercomsoft’s favor. Intercomsoft nominated an arbitrator in accordance with the default judgment; however, the Moldovan Defendants failed to nominate an arbitrator within the requisite time frame. The Swiss court will nominate a second one for the Moldovan Defendants.

In addition, the Moldovan Defendants commenced a proceeding before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties. The claims asserted in the current action pending before the Swiss courts are the same claims asserted by the Moldovan Defendants in the ICC arbitration. Intercomsoft has objected to the jurisdiction of the Moldovan Arbitration Court. On October 7, 2009, the Moldovan Defendants requested a suspension of the proceedings before the Moldovan Arbitration Court for a period of not less than four months based on difficulties they claim to have encountered retaining new counsel and the reorganization of the Moldovan government. At the Tribunal’s direction, the parties submitted their respective positions on the request to suspend the proceedings and consideration of settlement, which submissions were complete by November 13, 2009. On December 11, 2009, the Tribunal suspended the proceedings for a period of three months.

On May 11, 2010, the Tribunal issued a procedural order observing that the period of suspension had lapsed and reopened the arbitration proceedings. The Tribunal also requested a status report from the parties within 30 days, and indicated it would reconsider further steps after the 30 day period had elapsed.

There can be no assurance as to the outcome of such arbitration proceedings and actions.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions
	Three Months Ended March 31,
	2010	2009

Compensation and related expenses to Chairman (1)	$74,000	$74,000

Cash advance from Royal HTM Group (2)	70,000	12,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	55,000	159,000

Business development services (2)	30,000	30,000

	$229,000	$275,000

1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) and Chief Executive Officer on a month-to-month basis.

2)
The Company has engaged Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, and the Company’s majority shareholder, to render certain business development services to the Company.  Royal HTM Group has also advanced funds to the Company to fund its on-going operational expenses.

Balances

As of March 31, 2010, payables to related parties consist of the following:

Amount due to the Chairman and a company owned and controlled by such individual.	$2,675,000

Accrued compensation due to the Chairman.	1,234,000
$3,909,000

These amounts are non-interest bearing and due on demand.

NOTE 7 - STOCK COMPENSATION PLANS

During the three months ended March 31, 2010, the Company did not issue any options to purchase its common stock.  As of March 31, 2010, the total options outstanding were 3,000,000, all of which were issued outside of the 2001 Omnibus Plan, as amended, and all of which expired on April 1, 2010.

NOTE 8 - SEGMENT INFORMATION

The Company’s operations are classified into two reportable segments.  The segments consist of Intercomsoft, which produces secure essential government identification documents and general and administrative expenses incurred for corporate purposes.

THREE MONTHS ENDED MARCH 31, 2010
	Intercomsoft	Corporate and Administrative	Total
Net sales	$-	$-	$-
Operating expenses	-	265,000	265,000
Net loss	$-	$(265,000)	$(265,000)

THREE MONTHS ENDED MARCH 31, 2009
	Intercomsoft	Corporate and Administrative	Total
Net sales	$-	$-	$-
Operating expenses	-	207,000	207,000
Net loss	$-	$(207,000)	$(207,000)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management's discussion and analysis of financial condition and results of operation should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, as well as our unaudited consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. We expressly disclaim any obligation or undertaking to update these statements in the future.

OPERATIONS

Business Development

We are not currently engaged in any business operations, but continue to seek business opportunities.

From May 1998 through April 2006 we operated Intercomosft Limited, our wholly owned subsidiary, which operated a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, driver’s licenses, national identification documents and other such forms of essential personal identification.

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

RESULTS OF OPERATIONS

General

During the three month period ended March 31, 2010, our operations consisted solely of administrative activities, activities surrounding exploration of certain acquisitions and those related to pursuing breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended March 31, 2010 to March 31, 2009

During the three months ended March 31, 2010, we generated no revenues from operations and similarly generated no revenues in the comparable period in 2008.

Total expenses for the three months ended March 31, 2010, were approximately $265,000, and were $207,000 in the comparable period in 2009, all of which consisted of general corporate and administrative expenses.

We had a net loss from operations of approximately $265,000 for the three month period ended March 31, 2010, as compared to a net loss of approximately $207,000 for the same period in 2009.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter 2006 and have funded our limited operations through loans and advances from our Chairman of the Board and companies owned or controlled by him.

Our assets are nominal and our liabilities currently exceed our assets by $4,886,000.  These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three month period ended March 31, 2010.  As of March 31, 2010, there were a total  of 3,000,000 shares of our common stock reserved for issuance under outstanding options, all of which options expired on April 1, 2010.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, as defined in Rule 13a-15(f) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of March 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

On March 25, 2009, Intercomsoft filed a request in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal.  On October 21, 2009, the Swiss court issued a default judgment in Intercomsoft’s favor.  Intercomsoft nominated an arbitrator in accordance with the default judgment; however, the Moldovan Defendants failed to nominate an arbitrator within the requisite time frame.   The Swiss court will nominate a second one for the Moldovan Defendants.

In addition, the Moldovan Defendants commenced a proceeding before the International Commercial Court of Arbitration attached to the Chamber of Commerce and Industry of the Republic of Moldova, claiming that it is the proper body to administer any arbitration between the parties.  The claims asserted in the current action pending before the Swiss courts are the same claims asserted by the Moldovan Defendants in the ICC arbitration.  Intercomsoft has objected to the jurisdiction of the Moldovan Arbitration Court.  On October 7, 2009, the Moldovan Defendants requested a suspension of the proceedings before the Moldovan Arbitration Court for a period of not less than four months based on difficulties they claim to have encountered retaining new counsel and the reorganization of the Moldovan government.  At the Tribunal’s direction, the parties submitted their respective positions on the request to suspend the proceedings and consideration of settlement, which submissions were complete by November 13, 2009.  On December 11, 2009, the Tribunal suspended the proceedings for a period of three months.

On May 11, 2010, the Tribunal issued a procedural order observing that the period of suspension had lapsed and reopened the arbitration proceedings.  The Tribunal also requested a status report from the parties within 30 days, and indicated it would reconsider further steps after the 30 day period had elapsed.

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

Related Party Transactions

As of March 31, 2010, Boris Birshtein, the Chairman of our Board of Directors and our Chief Executive Officer, beneficially owned or controlled approximately 68% of the shares of our common stock, on a fully diluted basis.  During the three month period ended March 31, 2010, we accrued an aggregate of $69,000 ($23,000 per month) in compensation and $5,400 ($1,800 per month) in expenses due to Mr. Birshtein related to his performance as our Chairman of the Board and our Chief Executive Officer.

Royal HTM Group, Inc., our majority shareholder and a company beneficially owned and controlled by Mr. Birshtein, renders certain business development services to us on an on-going basis.  During the three month period ended March 31, 2010 we accrued an aggregate of $30,000 ($10,000 per month) for consulting fees due to Royal HTM Group for such services.

In May 2008, the Company entered into an agreement, (the “Termination Agreement”) with Aluminum Power Inc. (API), an entity which is beneficially owned and controlled by Mr. Birshtein, terminating the Technology Acquisition Agreement and the Research and Development Agreement entered into by the Company and API in 2001.   In partial consideration of the Termination Agreement, as amended, API transferred to us 21,000,000 shares of the Company’s common stock owned by it, to be utilized by us solely in connection with certain acquisitions that we were exploring.  In the event that the Company did not conclude any such acquisitions within a contractually specified period, API had the right to require the Company to reconvey to it such 21,000,000 shares to it (the “Call Right”) for an aggregate purchase price of $1,000.

On March 12, 2010, we received a notice from Royal HTM Group advising us that on March 4, 2010, API had assigned to Royal HTM Group the Call Right granted to it under the Termination Agreement, as amended.  On March 12, 2010 Royal HTM Group exercised the Call Right and on March 15, 2010 the Company issued to it the 21,000,000 shares of common stock.

During the three month period ended March 31, 2010, we borrowed an aggregate of approximately $126,500 from Mr. Birshtein and Royal HTM Group to meet on-going operational expenses. Such amount is non-interest bearing and is due on demand.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended March 31, 2010:

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

TRIMOL GROUP, INC.

Date: May 21, 2010	By: /s/ Boris Birshtein
Name: Boris Birshtein
Title: Chief Executive Officer

By: /s/ Jack Braverman
Name: Jack Braverman
Title: Chief Financial Officer