Form 10-Q
period 2010-09-30
TRIMOL GROUP INC
filed 2010-11-12
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2010

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
Yes ☐ No ☒

As of November 12, 2010, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I -  FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$4,000	$13,000

TOTAL CURRENT ASSETS	4,000	13,000

TOTAL ASSETS	$4,000	$13,000

LIABILITIES

Current liabilities:
Due to related parties	$4,323,000	$3,680,000
Accrued expenses	1,042,000	954,000

TOTAL CURRENT LIABILITIES	5,365,000	4,634,000

SHAREHOLDERS’ DEFICIENCY	(5,361,000)	(4,621,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$4,000	$13,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	740,000	690,000	239,000	220,000

NET LOSS	$(740,000)	$(690,000)	$(239,000)	$(220,000)

Net loss per share (basic and diluted)	(.008)	(.01)	(.002)	(.003)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	95,030,722	79,472,328	100,472,328	79,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(740,000)	$(690,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	302,000	308,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	88,000	30,000

NET CASH USED IN OPERATING ACTIVITIES	(350,000)	(352,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	341,000	352,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	341,000	352,000

INCREASE (DECREASE) IN CASH	(9,000)	-

CASH – BEGINNING OF PERIOD	13,000	4,000

CASH – END OF PERIOD	$4,000	$4,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with GAAP, which contemplates the Company’s continuation as a going concern.

As of September 30, 2010, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006.  Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $5,361,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - OPERATIONS

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

NOTE 4 - TERMINATION AGREEMENT

The Company entered into a termination agreement in May 2008 (the “Termination Agreement”) with Aluminum Power Inc. (API), an entity which was beneficially owned and controlled by the Company’s Chairman of the Board. The Termination Agreement terminated the Technology Acquisition Agreement and the Research and Development Agreement entered into by the Company and API in 2001.

In consideration of the Termination Agreement, as amended, Royal HTM Group, Inc, a company also beneficially owned and controlled by the Company’s Chairman of the Board, cancelled $400,000 of the Company’s indebtedness to it. In further consideration, API transferred 21,000,000 shares of the Company’s common stock owned by it to the Company, to be utilized by the Company solely in connection with certain acquisitions that the Company was exploring.  In the event that the Company did not conclude any such acquisitions within a contractually specified period, API had the right to require the Company to reconvey such 21,000,000 shares to it (the “Call Right”) for an aggregate purchase price of $1,000. The Company did not conclude any of the acquisitions it was exploring.

On March 12, 2010, the Company received a notice from Royal HTM Group wherein it advised the Company that on March 4, 2010, API had assigned to Royal HTM Group the Call Right granted to it under the Termination Agreement, as amended.  On March 12, 2010 Royal HTM Group exercised the Call Right and the Company issued to it the 21,000,000 shares of common stock.

NOTE 5 - LEGAL PROCEEDINGS

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

The Moldovan Defendants had previously commenced a proceeding before the International Commercial Court of Arbitration of the Chamber of Commerce and Industry of the Republic of Moldova entitled Ministry of Economics of the Republic of Moldova, Ministry of Internal Affairs of the Republic of Moldova, Ministry of Information Development of the Republic of Moldova and State Enterprise “REGISTRU” of the Republic of Moldova vs Intercomsoft, Ltd., claiming that such court in Moldova is the proper court to administer any arbitration between the parties in connection with the Supply Agreement.   Intercomsoft objected to the jurisdiction of the Moldovan Arbitration Court.  On July 16, 2010, Intercomsoft was notified that the pending arbitration proceeding in Moldova was dismissed, without prejudice.  Notwithstanding, the Company is contemplating commencing a separate proceeding before the courts of Moldova seeking redress for its aforementioned claims.

There can be no assurance as to the outcome of the Swiss proceeding initiated by Intercomsoft.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions
	Nine Months Ended September 30,

	2010	2009

Compensation and related expenses to Chairman (1)	$222,000	$218,000

Cash advance from Royal HTM Group (2)	171,000	108,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (2)	160,000	255,000

Business development services (2)	90,000	90,000

	$643,000	$671,000

1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) and its Chief Executive Officer on a month-to-month basis.

2)
Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Chairman, and the Company’s majority shareholder, renders certain business development services to the Company.  Royal HTM Group has also advanced money to the Company to fund its on-going operational expenses.

Balances

As of September 30, 2010 payables to related parties consist of the following:

Amount due to Royal HTM Group.	$2,951,000

Accrued compensation due to the Chairman.	1,372,000
$4,323,000

These amounts are non-interest bearing and due on demand.

NOTE 7 - STOCK COMPENSATION PLANS

As of September 30, 2010, the Company does not have any options to purchase its common stock issued our outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

General

During the three and nine month periods ended September 30, 2010, our operations consisted solely of administrative activities, activities surrounding exploration of certain acquisitions and those related to pursuing breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended September 30, 2010 to September 30, 2009

During the three months ended September 30, 2010, we generated no revenues from operations and similarly generated no revenues in the comparable period in 2009.

Total operating expenses for the three months ended September 30, 2010, were approximately $239,000, and were $220,000 in the comparable period in 2009, all of which consisted of general corporate and administrative expenses.

We had a net loss from operations of approximately $239,000 for the three month period ended September 30, 2010, as compared to a net loss of approximately $220,000 for the same period in 2009.

Comparison of Nine Month Period Ended September 30, 2010 to September 30, 2009

During the nine months ended September 30, 2010, we generated no revenues from operations and similarly generated no revenues in the comparable period in 2009.

Total operating expenses for the nine months ended September 30, 2010, were approximately $740,000, and were $690,000 in the comparable period in 2009, all of which consisted of general corporate and administrative expenses.

We had a net loss from operations of approximately $740,000 for the nine month period ended September 30, 2010, as compared to a net loss of approximately $690,000 for the same period in 2009.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter 2006 and have funded our limited operations through loans and advances from our Chairman of the Board and companies owned or controlled by him.

Our assets are nominal and our liabilities currently exceed our assets by approximately $5,361,000.  These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three and nine month periods ended September 30, 2010.  As of April 1, 2010, there were a total of 3,000,000 shares of our common stock reserved for issuance under outstanding options, all of which expired on such date.  As of September 30, 2010, we have no options to purchase shares of our common stock issued or outstanding.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of September 30, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

The Moldovan Defendants had previously commenced a proceeding before the International Commercial Court of Arbitration of the Chamber of Commerce and Industry of the Republic of Moldova entitled Ministry of Economics of the Republic of Moldova, Ministry of Internal Affairs of the Republic of Moldova, Ministry of Information Development of the Republic of Moldova and State Enterprise “REGISTRU” of the Republic of Moldova vs Intercomsoft, Ltd., claiming that such court in Moldova is the proper court to administer any arbitration between the parties in connection with the Supply Agreement.   Intercomsoft objected to the jurisdiction of the Moldovan Arbitration Court.  On July 16, 2010, Intercomsoft was notified that the pending arbitration proceeding in Moldova was dismissed, without prejudice.  Notwithstanding, the Company is contemplating commencing a separate proceeding before the courts of Moldova seeking redress for its aforementioned claims.

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

Related Party Transactions

Boris Birshtein, the Chairman of our Board of Directors and our Chief Executive Officer, is our majority shareholder.  As of September 30, 2010, Mr. Birshtein beneficially owned or controlled 77,922,000 of the shares of our common stock, approximately 77.5% of our common stock on a fully diluted basis.  During the nine month period ended September 30, 2010, we accrued $207,000 ($23,000 per month) in compensation and $16,200 ($1,800 per month) in expenses due to Mr. Birshtein related to his performance as our Chairman of the Board and our Chief Executive Officer.

Royal HTM Group, Inc., our majority shareholder and a company beneficially owned and controlled by Mr. Birshtein, renders certain business development services to us on an on-going basis.  During the nine month period ended September 30, 2010 we accrued an aggregate of $90,000 ($10,000 per month) of consulting fees due to Royal HTM Group for such services.

During the nine month period ended September 30, 2010, we borrowed an aggregate of approximately $331,000 from Royal HTM Group to meet on-going operational expenses.  Such amount is non-interest bearing and is due on demand.

In May 2008, we entered into an agreement, (the “Termination Agreement”) with Aluminum Power Inc. (API), an entity which was beneficially owned and controlled by Mr. Birshtein, terminating the Technology Acquisition Agreement and the Research and Development Agreement entered into by the Company and API in 2001.  In partial consideration of the Termination Agreement, as amended, API transferred to us 21,000,000 shares of the Company’s common stock owned by it, to be utilized by us solely in connection with certain acquisitions that we were exploring.  In the event that we did not conclude any such acquisitions within a contractually specified period, API had the right to require us to reconvey to it such 21,000,000 shares to it (the “Call Right”) for an aggregate purchase price of $1,000.

On March 12, 2010, we received a notice from Royal HTM Group advising us that on March 4, 2010, API had assigned to Royal HTM Group the Call Right granted to it under the Termination Agreement, as amended.  On March 12, 2010 Royal HTM Group exercised the Call Right and on March 15, 2010 we issued to it the 21,000,000 shares of common stock.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2010:

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

TRIMOL GROUP, INC.

Date: November 12, 2010	By: /s/ Boris Birshtein
Name: Boris Birshtein
Title: Chief Executive Officer

By: /s/ Jack Braverman
Name: Jack Braverman
Title: Chief Financial Officer