Form 10-K
period 2010-12-31
TRIMOL GROUP INC
filed 2011-04-05
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Check if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§ 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act), Yes ☐ No☑

Issuer’s revenues for fiscal year ended December 31, 2010 were $0.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $85,000 as of June 30, 2010 computed on the basis of a closing price of $0.002 per share on such date of the Registrant’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

The number of shares outstanding of the Registrant’s common stock, as of March 31, 2011 was 100,472,328.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company  ☑

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

TABLE OF CONTENTS
Trimol Group Inc. – Form 10-K

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

Description of the Company

Although the Company is seeking business opportunities, as of December 31, 2010, and for the past four years, we did not have any business operations that generated revenue.

Discontinued Operations

Intercomsoft Limited: Through April 2006, we conducted the operations of our wholly-owned subsidiary, Intercomsoft Limited which, pursuant to a Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, provided a National Register of Population and a National Passport System.  Under the terms of the Supply Agreement, Intercomsoft supplied all of the equipment, technology, software, materials and consumables utilized by the Government of Moldova for the production of all national passports, drivers’, licenses, vehicle permits, identification cards and other government authorized identification documents used in the Republic of Moldova. The Supply Agreement expired by its terms on April 29, 2006 and was not renewed.

Intercomsoft Limited remains our wholly owned subsidiary, but has not had any operations since 2006.  The non-renewal of the Supply Agreement is the subject of two pending legal action. (See Item 3 - Legal Proceedings).

Aluminum-Air Fuel Cell Technology:  In January 2001 we acquired an exclusive worldwide license to an aluminum-air fuel cell technology.  We discontinued development of such technology in 2003, and terminated our rights to it in July 2008.

Our Employees

We currently do not have any full time employees. However, we do have a number of individuals and entities that provide services to us on a consulting or advisory basis.

Transfer Agent

The transfer agent and registrar for our common stock is Interstate Transfer Company, 6084 South 900 East, Suite 101, Salt Lake City, Utah 84121.

ITEM 1A.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1B.         RISK FACTORS

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

Risks Related to Our Current Financial Condition

We have no current source of revenue.

We did not generate any revenue for the year ended December 31, 2010 nor did we generate any revenue in the year ended December 31, 2009.

We have no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

Our liabilities significantly exceed our assets.

As of December 31, 2010 our liabilities exceeded our assets by approximately $5.6 million.  These circumstances, among others, raise substantial doubt about our ability to continue as a going concern

The loss of our executive officers or key personnel would adversely affect our business.

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

During 2010, the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.002 to a high of $0.0036 and in 2009 traded from a low of $0.0005 per share to a high of $0.02 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Shares eligible for future sale may adversely affect the market

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 100,472,328 shares of our common stock issued and outstanding as of December 31, 2010, all shares have been issued for more than six months and are eligible for sale in compliance with Rule 144(k).

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

On March 25, 2009, Intercomsoft commenced an action in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal in connection with its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents pursuant to the terms of the ten year Supply Agreement under which Intercomsoft had produced essential government documents for the Republic of Moldova including passports, driver’s licenses, permits and national identification documents (the “Swiss Proceeding”).

The Swiss court granted Intercomsoft’s request to establish an ad hoc arbitration panel to hear the merits of its claims in such proceeding.  Two members of such panel have been appointed. To date, the Government of Moldova has failed to appear in such action and is currently in default with respect to its rights to appoint one of the three members of the ad hoc arbitration panel established in the Swiss Proceeding.  The Swiss court is currently awaiting a response from the Government of Moldova regarding service of the judgment establishing the ad hoc arbitration panel.

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

On or about November 5, 2010, the Moldovan Defendants commenced another action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006, and seeking legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding”).  On or about November 24, 2010, Intercomosft asserted a counterclaim in the Moldovan Proceeding seeking redress for its aforementioned claims, and seeking damages of approximately $51 million dollars, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement.

There can be no assurance as to the outcome of either the Swiss or Moldovan Proceedings.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted and traded on a limited and sporadic basis on the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol TMOL.  The limited and sporadic trading does not constitute, nor should it be considered, an established public trading market for our common stock.  The following table sets forth the high and low closing bid prices for our common stock for the periods indicated, as reported by the OTCBB.  Such quotations reflect inter-dealer prices, without real mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. We had 414 stockholders of record as of December 31, 2010.

Year 2010	High	Low

Fourth Quarter	$0.0021	$0.0021
Third Quarter	$0.0095	$0.0011
Second Quarter	$0.0020	$0.0021
First Quarter	$0.0036	$0.0036

Year 2009	High	Low

Fourth Quarter	$0.01	$0.003
Third Quarter	$0.01	$0.007
Second Quarter	$0.02	$0.005
First Quarter	$0.001	$0.004

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

In March 2010 we issued 21,000,000 shares of our common stock to Royal HTM Group, Inc., an entity owned and controlled by the two members of our Board of Directors. There was no issuance or sales of our securities during year 2009.

As of December 31, 2010, there were no options were issued and outstanding under the 2001 Omnibus Plan, as amended, nor were there any options outside of such Plan issued and outstanding. There were no options issued or exercised during the year ended December 31, 2010 or December 31, 2009.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

General

The Company did not engage in any business operations that generated revenue in year 2010 or 2009.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

During the year ended December 31, 2010 and December 31, 2009 we generated no revenue.

Total expenses for the year ended December 31, 2010 were $968,000 and in the year ended December 31, 2009 were $694,000, all of which were general corporate and administrative expenses.  The losses in both of such years include an accrual for compensation due to our officers in the amount of $418,000.

We had a net loss from operations in 2010 of $968,000 and in 2009 we had a net loss of approximately $694,000.

Liquidity & Capital Resources

We have no operations that generate revenue, and have had no revenues since April 2006.  With the expiration and non-renewal of Intercomsoft’s Supply Agreement in April 2006, our sole source of revenue ended. Our sole source of funding since such date have been loans and advances from our Chairman of the Board and Royal HTM Group, Inc., our majority shareholder, a company owned and controlled by the two members of our Board of Directors.   We will need to pursue future business opportunities in order to sustain continued operations.

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

ITEM 7             FINANCIAL STATEMENTS

Paritz	& Company, P.A	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201) 342-7753 Fax: (201) 342-7598 E-Mail: PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Trimol Group, Inc. and its subsidiary (the “Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not generated any revenue since April 2006 and, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $5,589,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

PARITZ & COMPANY, P.A.
Dated: March 28, 2011
Certified Public Accountants
Hackensack, New Jersey

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2010	2009
ASSETS

Current assets:
Cash	$8,000	$13,000
Total current assets	8,000	13,000

TOTAL ASSETS	$8,000	$13,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$4,762,000	$3,800,000
Accrued expenses	835,000	834,000

TOTAL LIABILITIES	5,597,000	4,634,000
SHAREHOLDERS DEFICIENCY
Preferred Stock; $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock; $0.01 par value, 130,000,000 shares authorized 100,472,328 and 79,472,328 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1,005.000	795.000
Additional Paid In Capital	5,739,000	5,949,000
Ratained Earnings	(12,333,000)	(11,365,000)
TOTAL SHAREHOLDERS’ DEFICIENCY	(5,589,000)	(4,621,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$8,000	$13,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2010	2009

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	968,000	694,000

NET LOSS	$(968,000)	$(694,000)

Net loss per share (Basic and Diluted)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	96,387,396	79,472,328

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	COMMON STOCK		ADDITIONAL
	SHARES		PAID-IN
	OUTSTANDING	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE – JANUARY 1, 2009	79,472,328	$795,000	$5,949,000	$(10,671,000)	$(3,927,000)

NET LOSS	-	-	-	(694,000)	(694,000)

BALANCE-DECEMBER 31, 2009	79,472,328	795,000	5,949,000	(11,365,000)	(4,621,000)

EXERCISE OF CALL OPTION	21,000,000	210,000	(210,000)	-	-

NET LOSS	-	-	-	(968,000)	(968,000)

BALANCE- DECEMBER 31, 2010	100,472,328	$1,005,000	$5,739,000	$(12,333,000)	$(5,589,000)

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(968,000)	$(694,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH USED IN OPERATING ACTIVITIES
Depreciation of property and equipment	-	-
Accrued expenses to related parties	743,000	516,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accrued expenses	1,000	(242,000)

NET CASH USED IN OPERATING ACTIVITIES	(224,000)	(420,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	219,000	429,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	219,000	429,000

(DECREASE) INCREASE IN CASH	(5,000)	9,000

CASH - BEGINNING OF YEAR	13,000	4,000

CASH - END OF YEAR	$8,000	$13,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware.  Although the Company is seeking business opportunities, as of December 31, 2010, and for the past four years, it did not have any operations other than administrative operations and did not have any business operations that generated revenue.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  However, the Company does not have any current operations that generate revenue and did not generate any revenue in year 2010 or in 2009, nor has it generated any revenue since April 2006.  Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by $5,589,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition (Discontinued Operations)

Historically, revenue from Intercomsoft was recognized upon the quantity of product (number of computerized documents) produced during the period reported.  However, Intercomsoft did not generate any revenue in year 2010 or in year 2009, nor has it generated revenue since April 2006.

Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Reclassification

Certain amounts reported in the 2009 financial statements have been reclassified to conform to the 2010 presentation.  Effective October 1, 2010 our Chief Financial Officer became a 50% shareholder of Royal HTM Group Inc., our controlling shareholder. Consequently, our Chief Financial Officer became a related party and the 2009 financial statements have been reclassified to show all amounts corresponding to the Chief Financial Officer as related party transactions and balances.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented

NOTE 4 – DISCONTINUED OPERATIONS

Intercomsoft Limited
The Company owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”) a company which, until April 2006, was engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal government identification. As more detailed in Note 6, there are legal actions  pending related to the operation of Intercomsoft.

Aluminum Air Fuel Cell Technology
The Company entered into a termination agreement in May 2008 (the “Termination Agreement”) with Aluminum Power Inc. (API), an entity which was beneficially owned and controlled by the Company’s Chairman of the Board.  The Termination Agreement terminated the Technology Acquisition Agreement and the Research and Development Agreement entered into by the Company and API in 2001.

In consideration of the Termination Agreement, as amended, Royal HTM Group, Inc,, a company beneficially owned and controlled by the Company’s Chairman of the Board as of the date of the Termination Agreement, and as of October 1, 2010 equally owned by our Chairman and the other member of our Board of Directors, cancelled $400,000 of the Company’s indebtedness to it. In further consideration, API transferred 21,000,000 shares of the Company’s common stock owned by it to the Company, to be utilized by the Company solely in connection with certain acquisitions that the Company was exploring.  In the event that the Company did not conclude any such acquisitions within a contractually specified period, API had the right to require the Company to reconvey such 21,000,000 shares to it (the “Call Right”) for an aggregate purchase price of $1,000. The Company did not conclude any of the acquisitions it was exploring.

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

The Company’s subsidiary operated in the Republic of Moldova.

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

The Company had no source of revenue for the year ended December 31, 2010, nor did it have any source of revenue for the year ended December 31, 2009 and has not generated any revenue since April 2006.

The Company has no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

NOTE 6 - LEGAL PROCEEDINGS

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

On March 25, 2009, Intercomsoft commenced an action in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal in connection with its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents pursuant to the terms of the ten year Supply Agreement under which Intercomsoft had produced essential government documents for the Republic of Moldova including passports, driver’s licenses, permits and national identification documents (the “Swiss Proceeding”).

The Swiss court granted Intercomsoft’s request to establish an ad hoc arbitration panel to hear the merits of its claims in such proceeding.  Two members of such panel have been appointed. To date, the Government of Moldova has failed to appear in such action and is currently in default with respect to its rights to appoint one of the three members of the ad hoc arbitration panel established in the Swiss Proceeding.  The Swiss court is currently awaiting a response from the Government of Moldova regarding service of the judgment establishing the ad hoc arbitration panel.

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

On or about November 5, 2010, the Moldovan Defendants commenced another action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006, and seeking legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding”).  On or about November 24, 2010, Intercomosft asserted a counterclaim in the Moldovan Proceeding seeking redress for its aforementioned claims, and seeking damages of approximately $51 million dollars, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement.

There can be no assurance as to the outcome of either the Swiss or Moldovan Proceedings.

NOTE 7 - SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 shares of $0.01 par value common stock, 100,472,328 of which were issued and outstanding as of December 31, 2010.

The Company has authorized 10,000 shares of $1.00 par value shares of Preferred Stock, none of which were issued and outstanding as of December 31, 2010.

NOTE 8 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	2010	2009

Compensation and related expenses to Chairman of the Board and Chief Executive Officer (1)	$298,000	$298,000

Compensation to Chief Financial Officer (2)	120,000	120,000

Cash advance from Royal HTM Group (3)	219,000	221,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (3)	200,000	313,000

Business development services (3)	120,000	120,000
	$957,000	$1,072,000

1)
Boris Birshtein serves as the Company’s Chairman of the Board of Directors and its Chief Executive Officer on a month-to-month basis.  Mr. Birshtein owns 50% of Royal HTM Group, Inc., our majority shareholder.

2)
Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer, on a month-to-month basis. Mr. Braverman owns 50% of Royal HTM Group, Inc., our majority shareholder.

3)
Royal HTM Group, Inc., a Canadian company beneficially owned and controlled by the Company’s two members of its Board of Directors, renders certain business development services to the Company.  Royal HTM Group has also advanced money to the Company to fund its expenses, and is the Company’s majority shareholder.

Balances

Payables to related parties consist of the following:

	DECEMBER 31,
	2010	2009
Amount due to Royal HTM Group	$3,023,000	$2,515,000

Accrued compensation due to Chief Financial Officer	240,000	120,000

Accrued compensation due to the Chairman of the Board	1,499,000	1,165,000
	$4,762,000	$3,800,000

These amounts are non-interest bearing and due on demand.

NOTE 9 - STOCK COMPENSATION PLANS

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

A summary of the Company’s option activity is as follows:

	Inside Plan	Outside Plan	Total

Balance – January 1, 2010	1,000,000	3,000,000	4,000,000

Granted	-	-	-

Exercised	-	-	-

Expired	1,000,000	3,000,000	4,000,000

Balance – December 31, 2010	-	-	-

As of December 31, 2010, all of the options both inside and outside of the Omnibus Plan have expired.

NOTE 10 - INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	DECEMBER 31,
	2010	2009

Income tax (benefit) at statutory rate of 34%	$329,000	$(236,000)

Change in valuation allowance	(329,000)	236,000
	$-	$-

Deferred tax assets and liabilities consist of:

	DECEMBER 31,
	2010	2009

Deferred tax assets (liabilities):
Amortization of intangibles	$(5,070,000)	$(5,070,000)
Net operating loss carryforward	3,930,000	3,601,000
Capital loss carryforward	2,706,000	2,706,000
	1,566,000	1,237,000
Valuation allowance (see Note 2)	(1,566,000)	(1,237,000)
	$-	$-

NOTE 11 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2010 up to the date these financial statements were issued and has determined that there is no material or recognizable subsequent events or transactions which would require disclosure in the financial statements, other than as noted herein.

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

As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended December 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Directors and Executive Officers

Our officers are elected by, and serve at the pleasure of, our Board of Directors.  The names and ages of our directors and executive officers as of December 31, 2010, are set forth below.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	64	Chairman of the Board of Directors and Chief Executive Officer
Jack Braverman	42	Director; Chief Financial Officer

Background of Executive Officers and Directors

Boris Birshtein has served as our Chairman of the Board of Directors since January 1998 and as our Chief Executive Officer since May 2009.  Since May 2009 he also has served as the President and Chief Executive Officer of Intercomsoft Limited, our wholly owned subsidiary.  Additionally, since 1997 he has been the Chairman of the Board, President and a principal shareholder of Royal HTM Group, Inc., our majority shareholder.  Since 1999, Mr. Birshtein served as the Chairman of Eontech Group Inc., of which he was the principal shareholder, until its dissolution in 2010 and served as the Chairman of the Board of Aluminum-Power Inc. from 1999 until its dissolution in 2010.  Mr. Birshtein holds PhDs in Philosophy and Economics.

Jack Braverman has served as a member of our Board of Directors and our Chief Financial Officer since January 2004 and has served as the Vice President, Treasurer and Secretary of Intercomsoft Limited, our wholly owned subsidiary, since May 2009.  Mr. Braverman has served as the President of Royal HTM Group, Inc., our majority shareholder, since October 2010 (and previously served as its President from December 1997 through April 2001 and its Vice President from May 2001 to September 2010), and as of October 2010 is a principal shareholder of such entity.  Mr. Braverman also served as the President of Eontech Group, Inc. from July 1999 to its dissolution in 2010, and as the Vice President of Aluminum-Power Inc. from January 2001 to November 2004 and as its President from November 2004 to its dissolution in 2010.  Mr. Braverman holds a BA in Economics from the University of Western Ontario.

Board of Directors

Our By-laws provide for, among other things, that the Board of Directors will consist of not less than two and not more than fifteen directors.  All Directors serve for one year or such longer period until their successors are elected and qualify.  The Board of Directors appoints our officers and their terms of office are, unless otherwise provided in employment contracts, at the discretion of the Board of Directors. In 2010 our Board of Directors was comprised of two members, who are related to one another.  Mr. Birshtein, our Chairman of the Board and Chief Executive Officer, is the uncle of Mr. Braverman, who is a director and our Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10.	EXECUTIVE COMPENSATION

For the years ended December 31, 2010 and 2009, the following individuals were entitled to receive the following compensation for services rendered to us. See “Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
						AWARDS
Name & Principal Position	Year	Salary ($)		Other Annual Compensation ($)		Securities Underlying Options/ SARs	All Other Compensation

Boris Birshtein	2010	$276,570	(1)	$72,000	(2)	-
Chairman of the Board	2009	$276,570	(1)	$71,000	(3)	-
Chief Executive Officer

Jack Braverman	2010	$120,000	(4)	$15,000	(5)	-
Chief Financial Officer	2009	$120,000	(4)	$15,000	(5)	-

(1)	Such amount was accrued but not paid to Mr. Birshtein.

(2)
Such amount represents a monthly expense allowance of $1,800 totaling $21,600 annually, all of which was accrued but not paid, and approximately $50,000 for auto lease and insurance premiums paid on behalf of Mr. Birshtein.

(3)
Such amount represents a monthly expense allowance of $1,800 totaling $21,600 annually, all of which was accrued but not paid, and $49,500 for auto lease and insurance premiums paid on behalf of Mr. Birshtein.

(4)	Such amount was accrued but not paid to Mr. Braverman.

(5)	Such amounts represent auto lease and insurance premiums paid on behalf of Mr. Braverman.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

In 2010 there were no options granted pursuant to the 2001 Omnibus Plan, as amended and no outstanding options were exercised during 2010.

Compensation of Directors

Outside Directors, are entitled to receive an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period.  During the fiscal years ended December 31, 2010 and 2009, there were no such payments made to any outside Director.  As of December 31, 2010 we have no outside directors.

Employment Agreements

The employment agreement with Boris Birshtein, our Chairman of the Board of Directors, expired on December 31, 2003 and was not renewed.  Thereafter, pursuant to a letter agreement dated March 10, 2004 between he and us, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement including, among other things, a monthly consulting fee of $23,047 and a monthly expense allowance of $1,800.  We were unable to make any payments to Mr. Birshtein in years 2010 and 2009 and all of such amounts due to him have been accrued.  In May 2008, Mr. Birshtein agreed to also serve as our Chief Executive Officer, a position for which he is not compensated.

2001 Omnibus Plan, As Amended

In January 2001, our Board of Directors adopted the 2001 Omnibus Plan, which became effective in February 2001 after stockholder approval.  In June 2001, our Board of Directors approved a resolution to increase the maximum aggregate number of shares that may be issued under the 2001 Omnibus Plan.  Thereafter, the stockholders approved the increase of the authorized number of shares issuable pursuant to the 2001 Omnibus Plan from 4,000,000 shares to 10,000,000 shares. This amendment became effective in August 2001.  In December 2010 our Board of Directors approved a resolution extending the 2001 Omnibus Plan for a period of five years, to January 2016.

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

Pursuant to a resolution of the Company’s Board of Directions on December 13, 2010, no Awards may be granted under the 2001 Omnibus Plan, as amended, on or after January 2, 2016, but Awards granted prior to such date may be exercised in accordance with their terms.

As of December 31, 2010, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, there were no options issued or outstanding.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be the beneficial owners of more than 5% of our common stock as of December 31, 2010, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER (1)		PERCENT OF CLASS (1)

Boris Birshtein 1221 Avenue of the Americas, Suite 4200 New York, New York, 10020	32,784,500	(2)	32.6%

Royal HTM Group 87 Scollard Street Toronto, Ontario M5R 1G4	48,275,000	(3)	48%

Jack Braverman 1221 Avenue of the Americas, Suite 4200 New York, NY 10020	25,137,500	(4)	25%

P.L.T. International, Inc 7300 Yonge Street Toronto, Ontario	8,225,000		8.1%

All Executive Officers and Directors as a Group (2 persons) (5)	57,922,000		57.6%

(1)	Based on a total of 100,472,328 shares of common stock issued and outstanding as of December 31, 2010.

(2)
Represents 4,737,000 shares of our common stock owned directly by Mr. Birshtein; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and one half of the 48,275,000 shares of our common stock owned by Royal HTM Group, of which Mr. Birshtein is a 50%  shareholder.

(3)	Royal HTM Group is our majority shareholder. Mr. Birshtein and Mr. Braverman each own 50% of Royal HTM Group.

(4)
Represents 1,000,0000 shares of our common stock owned directly by Mr. Braverman and one half of the 48,275,000 shares of our common stock owned by Royal HTM Group, of which Mr. Braverman is a 50%  shareholder

(5)	Includes Messrs. Birshtein and Braverman.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Boris Birshtein, Chairman of our Board of Directors and our Chief Executive Officer and Jack Braverman, a member of our Board of Directors and our Chief Financial Officer, own or control approximately 57% of our issued and outstanding shares of common stock.

Our Chief Executive Officer

During each of 2010 and 2009, we accrued $276,000 in compensation and $21,600 in expenses due to Mr. Birshtein related to his performance as the Chairman of the Board.  Additionally, approximately $50,000 and $49,500 was paid on Mr. Birshtein’s behalf for vehicle leasing and insurance expense in each of years 2010 and 2009, respectively.  At December 31, 2010 we owe Mr. Birshtein approximately $1,499,000.

Our Chief Financial Officer

During each of 2010 and 2009, we accrued $120,000 in compensation due to Mr. Braverman related to his performance as our Chief Financial Officer.  Additionally, approximately $15,000 was paid on Mr. Braverman’s behalf for vehicle leasing and insurance expense in each of years 2010 and 2009.  At December 31, 2010, we owe Mr. Braverman approximately $240,000.

Our Majority Shareholder

Royal HTM Group, Inc., a Canadian company owned and controlled by Messrs Birshtein and Braverman, is our majority shareholder and renders certain business development services to us.  During each of 2010 and 2009 we accrued $120,000 for such services.

During 2009 Royal HTM Group lent us $219,000 to cover on-going expenses and advanced $200,000 on our behalf.  In 2009 Royal HTM Group lent us $212,000 to cover on-going operating expenses and advanced $312,000 on our behalf.

As of December 31, 2010, we owe Royal HTM Group approximately $3,023,000. Such amount is non-interest bearing and is due on demand.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company, P.A. (“Paritz”) serves as our principal accountant.  In 2010, Paritz billed us $25,500 for audit and review fees and $2,750 for tax return preparation and related fees.  In 2009, Paritz billed us $25,500 for audit and review fees and $2,500 for tax return preparation and related fees.

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

ITEM 14.	EXHIBITS

The exhibits listed below are filed as part of this Annual Report.

Exhibit	Document

3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144).

3.2	By-laws (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144).

21	Subsidiary of the Registrant.

23	Consent of Independent Auditors

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of April, 2011.

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

By:	/s/ Boris Birshtein	Date: April 3, 2011
Name:	Boris Birshtein
Title:	Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Jack Braverman	Date: April 3, 2011
Name:	Jack Braverman
Title:	Chief Financial Officer and Director