Form 10-Q
period 2011-03-31
TRIMOL GROUP INC
filed 2011-05-13
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2011

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
Yes ☐   No ☒

As of May 13, 2011, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$10,000	$8,000

TOTAL CURRENT ASSETS	10,000	8,000

TOTAL ASSETS	$10,000	$8,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$4,984,000	$4,762,000
Accrued expenses	845,000	835,000

TOTAL CURRENT LIABILITIES	5,829,000	5,597,000

SHAREHOLDERS’ DEFICIENCY:
Preferred Stock: $1.00 par value, 10,000 shares authorized,
no shares issued and outstanding
Common Stock: $0.01 par value, 130,000,000 shares authorized, 100,472,328 shares issued and outstanding	1,005,000	1,005,000
Additional paid-in capital	5,739,000	5,739,000
Accumulated deficit	(12,563,000)	(12,333,000)

TOTAL SHAREHOLDERS’ DEFICIENCY	(5,819,000)	(5,589,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$8,000	$8,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

REVENUES	$-	$-

OPERATING EXPENSES	230,000	265,000

NET LOSS	$(230,000)	$(265,000)

Net loss per share (basic and diluted)	(.002)	(.003)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,472,328	79,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(230,000)	$(265,000)

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	134,000	99,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	10,000	31,000

NET CASH USED IN OPERATING ACTIVITIES	(86,000)	(135,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	88,000	130,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	88,000	130,000

INCREASE IN CASH	2,000	5,000

CASH – BEGINNING OF PERIOD	8,000	13,000

CASH – END OF PERIOD	$10,000	$8,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months March 31, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ended December 31, 2011.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”).

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with GAAP, which contemplates the Company’s continuation as a going concern.

As of March 31, 2011, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006.  Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $5,819,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – SIGNIFICANT ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in these consolidated interim financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making required judgments and estimates.  Actual results could differ materially from those estimates.  The significant accounting policies which we believe are most critical to aid in fully understanding or evaluating our reported financial results are set forth in Note 3 included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC and dated April 3, 2011.

Reclassifications

The Company has made certain financial statement reclassification within the 2010 consolidated financials statements to conform with the March 31, 2011 consolidated financial statement presentation.

NOTE 4 – OPERATIONS

Although the Company is seeking business opportunities, as of March 31, 2011, and for the past four years, it did not have any operations other than administrative operations and has not generated any revenue since 2006.

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

On or about November 5, 2010, the Moldovan Defendants commenced another action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006, and seeking legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding”).  On or about November 24, 2010, Intercomosft asserted a counterclaim in the Moldovan Proceeding seeking redress for its aforementioned claims, and seeking damages of approximately $51 million dollars, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. The Moldovan Proceeding is currently ongoing.

There can be no assurance as to the outcome of either the Swiss or Moldovan Proceedings.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Three Months Ended March 31,
	2011	2010

Compensation and related expenses to Chairman (1)	$74,000	$74,000

Compensation to Chief Financial Officer (2)	30,000	30,000

Cash advance from Royal HTM Group (3)	51,000	70,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (3)	37,000	55,000

Business development services (3)	30,000	30,000

	$222,000	$259,000

1)
Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) and its Chief Executive Officer on a month-to-month basis.  Mr. Birshtein owns 50% of Royal HTM Group, Inc. the Company’s majority shareholder.

2)
Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer, on a month-to-month basis.  Mr. Braverman owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

3)
Royal HTM Group, Inc., a Canadian company owned by Messrs Birshtein and Braverman, renders   certain business development services to the Company.  Royal HTM Group has also advanced money to the Company to fund its expenses.

Balances

As of March 31, 2011 payables to related parties consist of the following:

Amount due to Royal HTM Group	$3,141,000

Accrued compensation due to Chief Financial Officer	270,000

Accrued compensation due to the Chairman	1,573,000
$4,984,000

These amounts are non-interest bearing and due on demand.

NOTE 7-STOCK COMPENSATION PLANS

During the three months ended March 31, 2011, the Company did not issue any options to purchase its common stock.  As of March 31, 2011, there were no options outstanding pursuant to the 2001 Omnibus Plan, as amended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management's Discussion and Analysis of Financial Condition and Results of Operation, and other sections on this Quarterly Report, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010, as well as our unaudited consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q.  Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. We expressly disclaim any obligation or undertaking to update these statements in the future.

Description of the Company

Although the Company is seeking business opportunities, as of March 31, 2011, and for over four years, we did not have any business operations that generated revenue.  However, we continue to seek business opportunities.

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

Intercomsoft Limited remains our wholly owned subsidiary, but has not had any operations since 2006.  The non-renewal of the Supply Agreement is the subject of two pending legal actions. (See Part II Item 1 - Legal Proceedings).

RESULTS OF OPERATIONS

During the three month period ended March 31, 2011, our operations consisted solely of administrative activities, activities surrounding exploration of certain acquisitions and those related to pursuing breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended March 31, 2011 to March 31, 2010

During the three months ended March 31, 2011, we generated no revenues from operations and similarly generated no revenues in the comparable period in 2010.

Total operating expenses for the three months ended March 31, 2011 were approximately $230,000, and were approximately $265,000 in the comparable period in 2010, all of which consisted of general corporate and administrative expenses.

We had a net loss from operations of approximately $230,000 for the three month period ended March 31, 2011, as compared to a net loss of approximately $265,000 for the same period in 2010.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter 2006. At March 31, 2011 our cash balance was approximately $10,000 which is not sufficient to fund our operating expenses for the foreseeable future.  Since the first quarter of 2006, we have funded our operating expenses from loans provided by our Chairman of the Board and Royal HTM Group, Inc., our majority shareholder, a company owned and controlled by the two members of our Board of Directors.  We are dependent upon these loans to fund our future operating expenses.

Our assets are nominal and our liabilities currently exceed our assets by approximately $5,819,000.  These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three month period ended March 31, 2011.  As of March 31, 2011, we have no options to purchase shares of our common stock issued or outstanding.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of March 1, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

On or about November 5, 2010, the Moldovan Defendants commenced another action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006, and seeking legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding”).  On or about November 24, 2010, Intercomosft asserted a counterclaim in the Moldovan Proceeding seeking redress for its aforementioned claims, and seeking damages of approximately $51 million dollars, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement.  The Moldovan Proceeding is currently ongoing.

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

None

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                 OTHER INFORMATION

Related Party Transactions

Mr. Boris Birshtein, Chairman of our Board of Directors and our Chief Executive Officer and Jack Braverman, a member of our Board of Directors and our Chief Financial Officer, own or control approximately 57% of our issued and outstanding shares of common stock.   Mr. Birshtein also serves as the President and Chief Executive Officer of our wholly owned subsidiary, Intercomsoft Limited, and Mr. Braverman serves as its Vice President and Treasurer.

Our Chief Executive Officer

During the three month period ended March 31, 2011, we accrued $69,000 ($23,000 per month) in compensation and $5,400 ($1,800 per month) in expenses due to Mr. Birshtein related to his performance as the Chairman of the Board and our Chief Executive Officer.  Additionally, approximately $12,500 was paid on Mr. Birshtein’s behalf for vehicle leasing and insurance expense in such three month period.  At March 31, 2011 we owe Mr. Birshtein approximately $1,573,000.

Our Chief Financial Officer

During the three month period ended March 31, 2011, we accrued $30,000 ($10,000 per month) in compensation due to Mr. Braverman related to his performance as our Chief Financial Officer.  Additionally, approximately $4,000 was paid on Mr. Braverman’s behalf for vehicle leasing and insurance expense in such three month period.  At March 31, 2011, we owe Mr. Braverman approximately $270,000.

Our Majority Shareholder

Royal HTM Group, Inc., a Canadian company owned and controlled by Messrs Birshtein and Braverman, is our majority shareholder and renders certain business development services to us.  During the three month period ended March 31, 2011, we accrued $30,000 ($10,000 per month) for such services.

We have not generated any revenue since 2006 and since such time have borrowed funds from Royal HTM Group to cover our on-going expenses.  During the three month period ended March 31, 2011, Royal HTM Group lent us $51,000 to cover on-going expenses and advanced approximately $37,000 on our behalf.  As of March 31, 2011, we owe Royal HTM Group approximately $3,141,000. Such amount is non-interest bearing and is due on demand.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended March 31, 2011:

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

TRIMOL GROUP, INC.

Date: May 13, 2011	By: /s/ Boris Birshtein
Name: Boris Birshtein
Title: Chief Executive Officer

By: /s/ Jack Braverman
Name: Jack Braverman
Title: Chief Financial Officer