Form 10-Q
period 2011-06-30
TRIMOL GROUP INC
filed 2011-08-09
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2011

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
Yes ☐           No ☒

As of August 8, 2011, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$10,000	$8,000

TOTAL CURRENT ASSETS	10,000	8,000

TOTAL ASSETS	$10,000	$8,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$5,179,000	$4,762,000
Accrued expenses	828,000	835,000

TOTAL CURRENT LIABILITIES	6,007,000	5,597,000

SHAREHOLDERS’ DEFICIENCY:
Preferred Stock: $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock: $0.01 par value, 130,000,000 shares authorized, 100,472,328 shares issued and outstanding	1,005,000	1,005,000
Additional paid-in capital	5,739,000	5,739,000
Accumulated deficit	(12,741,000)	(12,333,000)

TOTAL SHAREHOLDERS’ DEFICIENCY	(5,997,000)	(5,589,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$10,000	$8,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	408,000	501,000	178,000	236,000

NET LOSS	$(408,000)	$(501,000)	$(178,000)	$(236,000)

Net loss per share (basic and diluted)	(.004)	(.005)	(.002)	(.002)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	92,280,020	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408,000)	$(501,000)

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	231,000	198,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	(7,000)	55,000

NET CASH USED IN OPERATING ACTIVITIES	(184,000)	(248,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	186,000	242,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	186,000	242,000

INCREASE (DECREASE) IN CASH	2,000	(6,000)

CASH – BEGINNING OF PERIOD	8,000	13,000

CASH – END OF PERIOD	$10 ,000	$7,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ended December 31, 2011.

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

As of June 30, 2011, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006.  Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $5,997,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassifications

The Company has made certain financial statement reclassification within the 2010 consolidated financial statements to conform with the June 30, 2011 consolidated financial statement presentation.

NOTE 4 – OPERATIONS

Although the Company is seeking business opportunities, as of June 30, 2011, and for the past four years, it did not have any operations other than administrative operations and has not generated any revenue since 2006.

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

On March 25, 2009, Intercomsoft commenced an action in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal in connection with its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages for breach of contract and an injunction prohibiting Moldova from producing further essential government documents pursuant to the terms of the ten year Supply Agreement under which Intercomsoft had produced essential government documents for the Republic of Moldova including passports, driver’s licenses, permits and national identification documents since 1996 (the “Swiss Proceeding”).

The Swiss court granted Intercomsoft’s request to establish an ad hoc arbitration panel to hear the merits of its claims in the Swiss Proceeding.  Two members of such panel have been appointed. To date, the Government of Moldova has failed to appear in the Swiss Proceeding and is currently in default with respect to its rights to appoint one of the three members of the ad hoc arbitration panel established in the Swiss Proceeding.  The Swiss court is currently awaiting a response from the Government of Moldova regarding service of the judgment establishing the ad hoc arbitration panel. There can be no assurance as to the outcome of the Swiss Proceeding.

In a separate action, on or about November 5, 2010, the Moldovan Defendants commenced an action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006, and seeking reimbursement of legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding”).   On or about November 24, 2010, Intercomsoft asserted counterclaims against the Moldovan Defendants in the Moldovan Proceeding seeking damages for the same claims it asserted against Moldova in the Swiss Proceeding.  A Hearing in the Moldovan Proceeding was held on July 19, 2011 and the court rendered a judgment rejecting the claims of the Moldovan Defendants against Intercomsoft for reimbursement of legal fees and rendered judgment in favor of Intercomsoft with respect to its claims against the Moldovan Defendants, including court costs.  Notwithstanding the judgment, there can be no assurance as to the ultimate outcome or disposition of the Moldovan Proceeding."

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Six Months Ended June 30,
	2011	2010

Compensation and related expenses to Chairman (1)	$148,000	$148,000

Compensation to Chief Financial Officer (2)	60,000	60,000

Cash advance from Royal HTM Group (3)	107,000	128,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (3)	37,000	104,000

Business development services (3)	60,000	60,000

Royal HTM Group Expense Allowance (4)	5,000	-

	$417,000	$500,000

1)
Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) and its Chief Executive Officer.  Mr. Birshtein owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

2)	Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer. Mr. Braverman owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

3)
Royal HTM Group, Inc., a Canadian company owned by Messrs Birshtein and Braverman, renders   certain business development services to the Company.  Royal HTM Group has also advanced money to the Company to fund its expenses.

4)	Effective April 1, 2011 the Company agreed to a quarterly expense allowance of $5,000 for Royal HTM Group for expenses incurred in connection with its consulting services rendered to the Company.

Balances

As of June 30, 2011 payables to related parties consist of the following:

Amount due to Royal HTM Group	$3,232,000

Accrued compensation due to Chief Financial Officer	300,000

Accrued compensation due to the Chairman	1,647,000
$5,179,000

These amounts are non-interest bearing and due on demand.

NOTE 7-STOCK COMPENSATION PLANS

During the six months ended June 30, 2011, the Company did not issue any options to purchase its common stock.  As of June 30, 2011, there were no options outstanding pursuant to the 2001 Omnibus Plan, as amended.

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

Description of the Company

Although the Company is seeking business opportunities, as of June 30, 2011, and for over four years, we did not have any business operations that generated revenue.  However, we continue to seek business opportunities.

Discontinued Operations

Intercomsoft Limited: In April 2006, we discontinued the operations of our wholly-owned subsidiary, Intercomsoft Limited, which, pursuant to a Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, provided a National Register of Population and a National Passport System.  Under the terms of the Supply Agreement, Intercomsoft supplied all of the equipment, technology, software, materials and consumables utilized by the Government of Moldova for the production of all national passports, drivers’, licenses, vehicle permits, identification cards and other government authorized identification documents used in the Republic of Moldova. The Supply Agreement expired by its terms on April 29, 2006 and was not renewed.

Intercomsoft Limited remains our wholly owned subsidiary, but has not had any operations since April 2006.  The non-renewal of the Supply Agreement is the subject of legal actions. (See Part II Item 1 - Legal Proceedings).

RESULTS OF OPERATIONS

During the three and six month periods ended June 30, 2011, our operations consisted solely of administrative activities, activities concerning exploration of potential acquisitions and those related to pursuing breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended June 30, 2011 to June 30, 2010

During the three months ended June 30, 2011, we generated no revenues from operations and similarly generated no revenues in the comparable period in 2010.

Total operating expenses for the three months ended June 30, 2011 were approximately $178,000, and were approximately $236,000 in the comparable period in 2010, all of which consisted of general corporate and administrative expenses.   The reduction in operating expenses in the three month period ended June 30, 2011 as compared to the three months ended June 30, 2010 was the result of a reduction in the expenses related to business development.

We had a net loss from operations of approximately $178,000 for the three month period ended June 30, 2011, as compared to a net loss of approximately $236,000 for the same period in 2010.

Comparison of Six Month Period Ended June 30, 2011 to June 30, 2010

During the six months ended June 30, 2011, we generated no revenues from operations and similarly generated no revenues in the comparable period in 2010.

Total operating expenses for the six months ended June 30, 2011 were approximately $408,000, and were approximately $501,000 in the comparable period in 2010, all of which consisted of general corporate and administrative expenses.   The reduction in operating expenses in the six month period ended June 30, 2011 as compared to the six months ended June 30, 2010 was the result of a reduction in legal fees and expenses related to business development.

We had a net loss from operations of approximately $408,000 for the six month period ended June 30, 2011, as compared to a net loss of approximately $501,000 for the same period in 2010.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter 2006.  At June 30, 2011 our cash balance was approximately $10,000 which is not sufficient to fund our operating expenses for the foreseeable future.

Since the first quarter of 2006, we have funded our operating expenses from loans provided by our Chairman of the Board and Royal HTM Group, Inc., our majority shareholder, a company owned and controlled by the two members of our Board of Directors.  We are dependent upon these loans to fund our future operating expenses.

None of our officers, directors or shareholders are under any obligation to provide us with any future loans or advances.  However, if they do not loan us funds at a time when funds are necessary, we may be forced to suspend our operations.

Our assets are nominal and our liabilities currently exceed our assets by approximately $5,997,000.  These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three or six month periods ended June 30, 2011.  As of June 30, 2011, we have no options to purchase shares of our common stock issued or outstanding.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of June 30, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

On March 25, 2009, Intercomsoft commenced an action in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal in connection with its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages for breach of contract and an injunction prohibiting Moldova from producing further essential government documents pursuant to the terms of the ten year Supply Agreement under which Intercomsoft had produced essential government documents for the Republic of Moldova including passports, driver’s licenses, permits and national identification documents since 1996 (the “Swiss Proceeding”).

The Swiss court granted Intercomsoft’s request to establish an ad hoc arbitration panel to hear the merits of its claims in the Swiss Proceeding.  Two members of such panel have been appointed. To date, the Government of Moldova has failed to appear in the Swiss Proceeding and is currently in default with respect to its rights to appoint one of the three members of the ad hoc arbitration panel established in the Swiss Proceeding.  The Swiss court is currently awaiting a response from the Government of Moldova regarding service of the judgment establishing the ad hoc arbitration panel. There can be no assurance as to the outcome of the Swiss Proceeding.

In a separate action, on or about November 5, 2010, the Moldovan Defendants commenced an action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006, and seeking reimbursement of legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding).  On or about November 24, 2010, Intercomsoft asserted counterclaims against the Moldovan Defendants in the Moldova Proceeding seeking damages for the same claims it asserted against Moldova in the Swiss Proceeding.   A Hearing in the Moldovan Proceeding was held on July 19, 2011, and the court rendered a judgment rejecting the claims of the Moldovan Defendants against Intercomsoft for reimbursement of legal fees and rendered judgment in favor of Intercomsoft with respect to its claims against the Moldovan Defendants, including court costs.  Notwithstanding the judgment, there can be no assurance as to the ultimate outcome or disposition of the Moldovan Proceeding.

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

Our Chief Executive Officer

During the three and six month periods ended June 30, 2011, we accrued $23,000 per month ($69,000 per three month period)) in compensation and $1,800 per month ($5,400 in each three month period) in expenses due to Mr. Birshtein related to his performance as the Chairman of the Board and our Chief Executive Officer.  Additionally, during the six month period ended June 30, 2011, approximately $12,500 was paid on Mr. Birshtein’s behalf for vehicle leasing and insurance expense.  At June 30, 2011 we owe Mr. Birshtein approximately $1,647,000.

Our Chief Financial Officer

During the three and six month periods ended June 30, 2011, we accrued $10,000 per month ($30,000 in each three month period) in compensation due to Mr. Braverman related to his performance as our Chief Financial Officer.  Additionally, during the three and six month periods ended June 30, 2011, approximately $4,000 was paid on Mr. Braverman’s behalf for vehicle leasing and insurance expense.  At June 30, 2011, we owe Mr. Braverman approximately $300,000.

Our Majority Shareholder

Royal HTM Group, Inc., a Canadian company owned and controlled by Messrs Birshtein and Braverman, is our majority shareholder and renders certain business development services to us.  During the three and six month periods ended June 30, 2011, we accrued $10,000 per month ($30,000 in each three month period) for such services.   Additionally, beginning in April 2011, we agreed to accrue $5,000 per quarter related to expenses of Royal HTM Group incurred in connection with its consulting services rendered to us.  At June 30, 2011, we have accrued $5,000 in such expenses.

We have not generated any revenue since 2006 and since such time have borrowed funds from Royal HTM Group to cover our on-going expenses.  During the three and six month periods ended June 30, 2011, Royal HTM Group lent us $51,000 and $56,000 respectively, to cover on-going expenses and advanced approximately $37,000 on our behalf during the six month period ended June 30, 2011.

As of June 30, 2011, we owe Royal HTM Group approximately $3,242,000.  Such amount is non-interest bearing and is due on demand.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended June 30, 2011:

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

TRIMOL GROUP, INC.

Date: August 8, 2011	By:	/s/ Boris Birshtein
	Name:	Boris Birshtein
	Title:	Chief Executive Officer

	By:	/s/ Jack Braverman
	Name:	Jack Braverman
	Title:	Chief Financial Officer