Form 10-Q
period 2011-09-30
TRIMOL GROUP INC
filed 2011-11-10
CIK 1011733

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2011

Commission file number:  000-26971

TRIMOL GROUP, INC.
(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE
(State or other Jurisdiction of Incorporation or Organization)

13-3859706
(I.R.S. Employer Identification No.)

1221 Avenue of the Americas, Suite 4200
New York, New York 10020
(Address of principal executive offices)

212. 554.4394
(Issuer’s Telephone Number)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [  ]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Small reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [   ]  No [X]

As of November 10, 2011, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$11,000	$8,000

TOTAL CURRENT ASSETS	11,000	8,000

TOTAL ASSETS	$11,000	$8,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$5,376,000	$4,762,000
Accrued expenses	826,000	835,000

TOTAL CURRENT LIABILITIES	6,202,000	5,597,000

SHAREHOLDERS’ DEFICIENCY:
Preferred Stock: $1.00 par value, 10,000 shares authorized,
no shares issued and outstanding
Common Stock: $0.01 par value, 130,000,000 shares authorized, 100,472,328 shares issued and outstanding	1,005,000	1,005,000
Additional paid-in capital	5,739,000	5,739,000
Accumulated deficit	(12,935,000)	(12,333,000)

TOTAL SHAREHOLDERS’ DEFICIENCY	(6,191,000)	(5,589,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$11,000	$8,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	602,000	740,000	194,000	239,000

NET LOSS	$(602,000)	$(740,000)	$(194,000)	$(239,000)

Net loss per share (basic and diluted)	(.01)	(.008)	(.002)	(.002)

WEIGHTED AVERGE NUMBER OF
SHARES OUTSTANDING	100,472,328	95,030,722	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(602,000)	$(740,000)

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	371,000	302,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	(9,000)	88,000

NET CASH USED IN OPERATING ACTIVITIES	(240,000)	(350,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	243,000	341,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	243,000	341,000

INCREASE (DECREASE) IN CASH	3,000	(9,000)

CASH – BEGINNING OF PERIOD	8,000	13,000

CASH – END OF PERIOD	$11 ,000	$4,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months September 30, 2011 are not necessarily indicative of the results that may be expected for any future periods or for the year ended December 31, 2011.

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

As of September 30, 2011, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006.  Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $6,191,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reclassifications

The Company has made certain financial statement reclassification within the 2010 consolidated financial statements to conform with the September 30, 2011 consolidated financial statement presentation.

NOTE 4 – OPERATIONS

Although the Company is seeking business opportunities, as of September 30, 2011, and for the past four years, it did not have any operations other than administrative operations and has not generated any revenue since 2006.

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

In a separate action, on or about November 5, 2010, the Moldovan Defendants commenced another action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006, and seeking legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding”).  On or about November 24, 2010, Intercomsoft asserted counterclaims against the Moldovan Defendants in the Moldovan Proceeding seeking damages for the same claims it asserted against Moldova in the Swiss Proceeding.  A Hearing in the Moldovan Proceeding was held on July 19, 2011 and the court rendered a judgment rejecting the claims of the Moldovan Defendants against Intercomsoft for reimbursement of legal fees and rendered judgment in favor of Intercomsoft with respect to its claims against the Moldovan Defendants, including court costs.  Notwithstanding the judgment, there can be no assurance as to the ultimate outcome or disposition of the Moldovan Proceeding.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Nine Months Ended September 30,
	2011	2010

Compensation and related expenses to Chairman (1)	$223,000	$222,000

Compensation to Chief Financial Officer (2)	90,000	90,000

Cash advance from Royal HTM Group (3)	164,000	171,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (3)	37,000	160,000

Business development services (3)	90,000	90,000

Consulting services (4)	10,000	-

	$614,000	$733,000

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

4)	Effective April 1, 2011 the Company agreed to a quarterly expense allowance of $5,000 for Royal HTM Group for expenses incurred in connection with its consulting services rendered to the Company.

Balances

As of September 30, 2011 payables to related parties consist of the following:

Amount due to Royal HTM Group	$3,324,000

Accrued compensation due to Chief Financial Officer	330,000

Accrued compensation due to the Chairman	1,722,000
$5,376,000

These amounts are non-interest bearing and due on demand.

NOTE 7-STOCK COMPENSATION PLANS

During the nine months ended September 30, 2011, the Company did not issue any options to purchase its common stock.  As of September 30, 2011, there were no options outstanding pursuant to the 2001 Omnibus Plan, as amended.

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

Description of the Company

Although the Company is seeking business opportunities, as of September 30, 2011, and for over four years, we did not have any business operations that generated revenue.  However, we continue to seek business opportunities.

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

RESULTS OF OPERATIONS

During the three and nine month periods ended September 30, 2011, our operations consisted solely of administrative activities, activities concerning exploration of potential acquisitions and those related to pursuing breach of contract claims against the Republic of Moldova as more fully described in Part II Item 1 herein.

Comparison of Three Month Period Ended September 30, 2011 to September 30, 2010

During the three months ended September 30, 2011, we generated no revenues from operations and similarly generated no revenues in the comparable period in 2010.

Total operating expenses for the three months ended September 30, 2011 were approximately $194,000, approximately $187,500 of which was related to general corporate and administrative expenses, and approximately $6,500 of which were expenses of our subsidiary Intercomsoft Limited.  In the comparable period in 2010, total operating expenses were approximately $239,000, all of which consisted of general corporate and administrative expenses.   The reduction in operating expenses in the three month period ended September 30, 2011 as compared to the three months ended September 30, 2010 was the result of a reduction in the expenses related to business development.

We had a net loss from operations of approximately $194,000 for the three month period ended September 30, 2011, as compared to a net loss of approximately $239,000 for the same period in 2010.

Comparison of Nine Month Period Ended September 30, 2011 to September 30, 2010

During the nine months ended September 30, 2011, we generated no revenues from operations and similarly generated no revenues in the comparable period in 2010.

Total operating expenses for the nine months ended September 30, 2011 were approximately $602,000, approximately $577,000 of which was related to general corporate and administrative expenses, and approximately $25,000 of which were expenses of our subsidiary Intercomsoft Limited.  In the comparable period in 2010, total operating expenses were approximately $740,000, all of which consisted of general corporate and administrative expenses.   The reduction in operating expenses in the nine month period ended September 30, 2011 as compared to the nine month period ended September 30, 2010 was the result of a reduction in legal fees and expenses related to business development.

We had a net loss from operations of approximately $602,000 for the nine month period ended September 30, 2011, as compared to a net loss of approximately $740,000 for the same period in 2010.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter 2006.  At September 30, 2011 our cash balance was approximately $11,000 which is not sufficient to fund our operating expenses for the foreseeable future.

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

Our assets are nominal and our liabilities currently exceed our assets by approximately $6,191,000.  These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three or nine month periods ended September 30, 2011.  As of September 30, 2011, we have no options to purchase shares of our common stock issued or outstanding.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of September 30, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Related Party Transactions

Mr. Boris Birshtein, Chairman of our Board of Directors and our Chief Executive Officer and Jack Braverman, a member of our Board of Directors and our Chief Financial Officer, own or control approximately 78% of our issued and outstanding shares of common stock.

Mr. Birshtein also serves as a Director and the President and Chief Executive Officer of our wholly owned subsidiary, Intercomsoft Limited, and Mr. Braverman serves as a Director as well as the Vice President, Secretary and Treasurer of such entity.

Our Chief Executive Officer

During the three and nine month periods ended September 30, 2011, we accrued $23,000 per month in compensation and $1,800 per month in expenses to Mr. Birshtein related to his performance as the Chairman of the Board and our Chief Executive Officer.  At September 30, 2011 we owe Mr. Birshtein approximately $1,722,000.

Our Chief Financial Officer

During the three and nine month periods ended September 30, 2011, we accrued $10,000 per month in compensation due to Mr. Braverman related to his performance as our Chief Financial Officer.  At September 30, 2011, we owe Mr. Braverman approximately $330,000.

Our Majority Shareholder

Royal HTM Group, Inc., a Canadian company owned and controlled by Messrs Birshtein and Braverman, is our majority shareholder, and renders certain business development services to us.  During the three and nine month periods ended September 30, 2011, we accrued $10,000 per month for such services and have accrued $90,000 in the current year as of September 30, 2011.

Additionally, beginning in April 2011, we agreed to accrue $5,000 per quarter related to expenses of Royal HTM Group incurred in connection with its consulting services rendered to us.  At September 30, 2011, we have accrued $10,000 in such expenses.

We have not generated any revenue since 2006 and since such time have borrowed funds from Royal HTM Group to cover our on-going expenses.  During the three and nine month periods ended September 30, 2011, Royal HTM Group lent us $51,000 and $114,000 respectively, to cover on-going expenses and advanced approximately $37,000 on our behalf during the nine month period ended September 30, 2011.

As of September 30, 2011, we owe Royal HTM Group approximately $3,324,000.  Such amount is non-interest bearing and is due on demand.

ITEM 6.                      EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2011:

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

101
Pursuant to Rule 405 of Regulation S-T,  financial information from the Quarterly Report on Form 10-Q of Trimol Group Inc. for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) is furnished herewith: (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: November 10, 2011	By:	/s/ Boris Birshtein
	Name:	Boris Birshtein
	Title:	Chief Executive Officer

	By:	/s/ Jack Braverman
	Name:	Jack Braverman
	Title:	Chief Financial Officer