Form 10-K
period 2011-12-31
TRIMOL GROUP INC
filed 2012-03-30
CIK 1011733

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§ 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Registrant’s revenues for fiscal year ended December 31, 2011 were $0.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $2,300 as of June 30, 2011 computed on the basis of a closing price of $0.0001 per share on such date of the Registrant’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes ☐ No ☑

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

The number of shares outstanding of the Registrant’s common stock, as of March 30, 2012 was 100,472,328.

TABLE OF CONTENTS

Trimol Group Inc. – Form 10-K

Year Ended December 31, 2011

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Description of the Company

Trimol Group Inc. (OTCBB: TMOL) is a Delaware corporation. Although we are seeking business opportunities, as of December 31, 2011, and for the past five years, we did not have any business operations that generated revenue.

Intercomsoft Limited (“Intercomsoft”) is our wholly owned subsidiary. Although its does not currently have any operations, through April 2006, pursuant to a Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, Intercomsoft provided Moldova with a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplied all of the equipment, technology, software, materials and consumables utilized by the Government of Moldova for the production of all national passports, drivers’, licenses, vehicle permits, identification cards and other government authorized identification documents used in the Republic of Moldova. Moldova has asserted that the Supply Agreement expired by its terms on April 29, 2006 and was not renewed. The non-renewal of the Supply Agreement has been disputed by intercomsoft and is the subject of two pending legal actions. (See Item 3 - Legal Proceedings).

As used in this report, unless otherwise required by the context, Trimol Group, Inc. and its subsidiary are sometimes collectively referred to as the "Company" or "Trimol Group", or are implicit in the terms "we", "us" and "our".

Our Employees

We currently do not have any full time employees. Our Chief Executive Officer and our Chief Financial Officer provide their services to us on a part-time basis. We also have a number of individuals and entities that provide services to us on a consulting or advisory basis.

Transfer Agent

The transfer agent and registrar for our common stock is Interstate Transfer Company, 6084 South 900 East, Suite 101, Salt Lake City, Utah 84121.

Item 1A	UNRESOLVED STAFF COMMENTS

None

ITEM 1B.	RISK FACTORS

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

Risks Related to Our Current Financial Condition

We have no current source of revenue.

We did not generate any revenue for the year ended December 31, 2011 nor did we generate any revenue in the year ended December 31, 2010.

We have no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

Our liabilities significantly exceed our assets.

As of December 31, 2011 our liabilities exceeded our assets by approximately $6,374,000. This circumstance, among others, raises substantial doubt about our ability to continue as a going concern.

The loss of our executive officers or key personnel would adversely affect our business.

While we continue to seek business opportunities, we have limited operations that consist mainly of administrative and shareholder related activities. Our ability to restructure the business will be dependent on the services of our executive officers and certain key personnel. If we are unable to compensate our existing or future executives we may lack the required leadership to restructure our business

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements as of December 31, 2011, have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report on these financial statements that includes a paragraph referring to the fact that we have not generated any revenues and have a stockholders’ deficiency and expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, our ability to obtain additional equity financing or other capital and, ultimately, to generate revenue and become profitable. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to our wholly owned subsidiary Intercomsoft Limited (“Intercomsoft”)

Intercomsoft has no operations.

Although it is seeking business opportunities, Intercomsoft has had no operations since 2006.

Intercomsoft operated in the Republic of Moldova.

Intercomsoft is a party in two pending legal actions (as more fully described in Item 3 - Legal Proceedings). Intercomsoft formerly operated in the Republic of Moldova, a country with a historically uncertain economic and political climate. This may have a material adverse impact on our ability to collect on any judgment that may result from certain legal actions the Company has brought against the Government of the Republic of Moldova.

Risks Related to our Securities and Capital Structure

We are not in compliance with rules requiring the adoption of certain corporate governance measures. This may result in shareholders having limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the Securities and Exchange Commission (“SEC”) and the NASDAQ Stock Market as a result of Sarbanes-Oxley requires the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets. We are not in compliance with the requirement relating to the establishment of an audit committee consisting of all independent Board members. We have not established a Compensation Committee. We are not yet in compliance with requirements relating to the distribution to stockholders of annual and interim reports, solicitation of proxies, the holding of shareholders meetings, quorum requirements for such meetings and the rights of shareholders to vote on certain matters. Furthermore, until we comply with such corporate governance measures, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results. In addition, current and potential shareholders could lose confidence in our financial reporting, which could have a material adverse effect on our stock price.

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

During 2011, the shares of our common stock traded on the OTCBB at prices raging from a low of $0.002 to a high of $0.02 per share. Comparatively, during 2010, the shares of our common stock traded at prices ranging from a low of $0.002 to a high of $0.003 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Trading in our common stock over the last twelve months has been limited, so investors may not be able to sell as many of their shares as they want at prevailing prices.

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

Penny stock regulations may impose certain restrictions on marketability of our securities

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Shareholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

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

Shares eligible for future sale may adversely affect the market

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 100,472,328 shares of our common stock issued and outstanding as of December 31, 2011, all shares have been issued for more than six months and are eligible for sale in compliance with Rule 144(k).

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

On March 25, 2009, Intercomsoft commenced an action in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal in connection with its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages of approximately $41 million for breach of contract and an injunction prohibiting Moldova from producing further essential government documents pursuant to the terms of the ten year Supply Agreement under which Intercomsoft had produced, since 1996, essential government documents for the Republic of Moldova including passports, driver’s licenses, permits and national identification documents (the “Swiss Proceeding”).

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

The Moldovan Defendants commenced a proceeding before the International Commercial Court of Arbitration of the Chamber of Commerce and Industry of the Republic of Moldova claiming that such court in Moldova was the proper court to administer any arbitration between the parties in connection with the Supply Agreement.  Intercomsoft objected to the jurisdiction of the Moldovan Arbitration Court.  On July 16, 2010, Intercomsoft was notified that the pending arbitration proceeding in Moldova was dismissed, without prejudice.

On or about November 5, 2010, the Moldovan Defendants commenced another action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006 and seeking legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding”). On or about November 24, 2010, Intercomsoft asserted a counterclaim in the Moldovan Proceeding seeking redress for its aforementioned claims, and seeking damages of approximately $51 million, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. On July 26, 2011, the District Court in Chisinau, Moldova issued a Judgment rejecting the Moldovan Defendants’ claim for legal costs of approximately $1.6 million as unfounded, and awarding approximately $35.6 million in damages to Intercomsoft. The Moldovan Defendants appealed the decision of the Moldovan District Court to the Economic Appeal Court in Chisinau, Moldova. On December 13, 2011, the Appeal Court partially upheld the Judgment of the District Court, similarly rejecting the Moldovan Defendants’ claim, and reduced the damage award to Intercomsoft to approximately $20.75 million. The Moldovan Defendants have appealed the decision of the Appeal Court to the Supreme Court of Justice in Moldova. The case is currently pending in that court.

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

Quarter Ended	High	Low

December 31, 2011	$0.02	$0.006
September 30, 2011	$0.02	$0.0001
June 30, 2011	$0.02	$0.0021
March 31, 2011	$0.0021	$0.0021

Quarter Ended	High	Low

December 31, 2010	$0.0021	$0.0021
September 30, 2010	$0.0095	$0.0011
June 30 2010	$0.0020	$0.0021
March 31, 2010	$0.0036	$0.0036

Holders of Record

At December 31, 2011, there were 415 record holders of our common stock. The number of record owners was determined from the Company’s shareholder records maintained by the Company’s transfer agent.

Dividends

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

Sale or Issuance of Securities

There were no issuances or sales of our securities during year 2011. In March 2010 we issued 21,000,000 shares of our common stock to Royal HTM Group, Inc. (“Royal HTM Group”), our majority shareholder, an entity owned and controlled by the two members of our Board of Directors.

As of December 31, 2011, there were no options issued and outstanding under the 2001 Omnibus Plan, as amended, nor were there any options outside of such Plan issued and outstanding.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

General

Although it is seeking business opportunities, the Company did not engage in any business operations that generated revenue in year 2011 or 2010.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

During the years ended December 31, 2011 and December 31, 2010 we generated no revenue.

Total expenses for the year ended December 31, 2011 were $785,000, and were $968,000 in the year ended December 31, 2010, all of which were general corporate and administrative expenses. Such amounts include accrued compensation due to our officers in the amount of $411,000 in year 2011 and $418,000 in year 2010.

The reduction in general corporate administrative expenses in year 2011, as compared to 2010, were the result of the reduction of certain expenses related to consulting services provided to us by Royal HTM Group, our majority shareholder.

We had a net loss from operations in 2011 of $785,000 and in 2010 we had a net loss of approximately $968,000.

Liquidity & Capital Resources

We have no operations that generate revenue, and have had no operations that generate revenues since 2006. At December 31, 2011 our cash balance was approximately $12,000 which is not sufficient to fund our operating expenses for the foreseeable future.

Since 2006, we have funded our operating expenses from loans and advances provided by our Chairman of the Board and Royal HTM Group, our majority shareholder, a company owned and controlled by the two members of our Board of Directors. We are dependent upon these loans to fund our future operating expenses. None of our officers, directors or shareholders are under any obligation to provide us with any future loans or advances. However, if they do not loan us funds at a time when funds are necessary, we may be forced to suspend our operations.

Our assets are nominal and our liabilities currently exceed our assets by approximately $6,374,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Trimol Group, Inc. and its subsidiary (the “Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue since April 2006 and, as shown on the accompanying balance sheet, the Company has a shareholders’ deficiency of $6,374,000 at December 31, 2011. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

March 16, 2012

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2011	2010
ASSETS

Current assets:
Cash	$12,000	$8,000
Total current assets	12,000	8,000

TOTAL ASSETS	$12,000	$8,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$5,553,000	$4,762,000
Accrued expenses	833,000	835,000

TOTAL LIABILITIES	6,386,000	5,597,000

SHAREHOLDERS DEFICIENCY
Preferred Stock; $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock; $0.01 par value, 130,000,000 shares authorized 100,472,328 issued and outstanding at December 31, 2011 and December 31, 2010	1,005,000	1,005,000
Additional Paid In Capital	5,739,000	5,739,000
Retained Earnings	(13,118,000)	(12,333,000)
TOTAL SHAREHOLDERS’ DEFICIENCY	(6,374,000)	(5,589,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$12,000	$8,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2011	2010

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	785,000	968,000

NET LOSS	$(785,000)	$(968,000)

Net loss per share (Basic and Diluted)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	100,472,328	96,387,396

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	COMMON STOCK		ADDITIONAL
	SHARES		PAID-IN
	OUTSTANDING	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE- JANUARY 1, 2010	79,472,328	$795,000	$5,949,000	$(11,365,000)	$(4,621,000)

EXERCISE OF CALL OPTION	21,000,000	210,000	(210,000)	-	-

NET LOSS	-	-	-	(968,000)	(968,000)

BALANCE- DECEMBER 31, 2010	100,472,328	1,005,000	5,739,000	(12,333,000)	(5,589,000)

NET LOSS	-	-	-	(785,000)	(785,000)

BALANCE - DECEMBER 31, 2011	100,472,328	$1,005,000	$5,739,000	$(13,118,000)	$(6,374,000)

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(785,000)	$(968,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Accrued expenses to related parties	582,000	743,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
Accrued expenses	(2,000)	1,000

NET CASH USED IN OPERATING ACTIVITIES	(205,000)	(224,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	209,000	219,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	209,000	219,000

INCREASE (DECREASE) IN CASH	4,000	(5,000)

CASH - BEGINNING OF YEAR	8,000	13,000

CASH - END OF YEAR	$12,000	$8,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware. Although the Company is seeking business opportunities, as of December 31, 2011, and for the past five years, it did not have any operations other than administrative operations and did not have any business operations that generated revenue.

The Company owns all of the outstanding shares of Intercomsoft Limited (“Intercomsoft”), a company which, until April 2006, was engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal government identification. As more detailed in Note 5, the Company is pursuing legal actions related to the prior operations of Intercomsoft.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, the Company does not have any current operations that generate revenue and did not generate any revenue in year 2011 or in 2010, nor has it generated any revenue since April 2006. Further, as shown on the accompanying balance sheet, the Company has a shareholder’s deficiency of $6,374,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

Historically, revenue from Intercomsoft was recognized upon the quantity of product (number of computerized documents) produced during the period reported. However, Intercomsoft did not generate any revenue in year 2011 or in year 2010, nor has it generated revenue since April 2006.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has no material uncertain tax positions for any of the reporting periods presented.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 4 - RISKS AND UNCERTAINTIES

In addition to the risk factors set forth in Part 1, Item 1B herein of the Company’s Annual Report, the following risk factor relating to the Company’s subsidiary should be carefully considered:

The Company’s subsidiary operated in the Republic of Moldova.

The Company’s wholly owned subsidiary, Intercomsoft, formerly operated in the Republic of Moldova, a former member of the Soviet Union with a historically uncertain economic and political climate. This may have a material adverse impact on the Company and Intercomsoft’s ability to collect on any judgment that may result from certain legal actions the Company has brought against the Government of the Republic of Moldova.

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

On March 25, 2009, Intercomsoft commenced an action in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal in connection with its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages for breach of contract and an injunction prohibiting Moldova from producing further essential government documents pursuant to the terms of the ten year Supply Agreement under which Intercomsoft had produced, since 1996, essential government documents for the Republic of Moldova including passports, driver’s licenses, permits and national identification documents (the “Swiss Proceeding”).

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

In a separate action, on or about November 5, 2010, the Moldovan Defendants commenced another action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006 and seeking legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding”). On or about November 24, 2010, Intercomsoft asserted a counterclaim in the Moldovan Proceeding seeking redress for its aforementioned claims, and seeking damages of approximately $51 million, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. On July 26, 2011, the District Court in Chisinau, Moldova issued a Judgment rejecting the Moldovan Defendant’s claim for legal costs of approximately $1.6 million as unfounded, and awarding approximately $35.6 million in damages to Intercomsoft. The Moldovan Defendants appealed the decision of the Moldovan District Court to the Economic Appeal Court in Chisinau, Moldova. On December 13, 2011, the Appeal Court partially upheld the Judgment of the District Court, similarly rejecting the Moldovan Defendant’s claim, and reduced the damage award to Intercomsoft to approximately $20.75 million. The Moldovan Defendants have appealed the decision of the Appeal Court to the Supreme Court of Justice in Moldova. The case is currently pending in that court.

There can be no assurance as to the outcome of such arbitration proceedings and actions.

NOTE 6 - SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 shares of $0.01 par value common stock, 100,472,328 of which were issued and outstanding as of December 31, 2011.

The Company has authorized 10,000 shares of $1.00 par value shares of Preferred Stock, none of which were issued and outstanding as of December 31, 2011.

NOTE 7 - RELATED PARTY TRANSACTIONS AND BALANCES

In May 2008 Royal HTM Group, Inc. (“Royal HTM Group”), a company owned and controlled by the Company’s two directors, cancelled $400,000 of the Company’s indebtedness to it in exchange for a call right on 21,000,000 shares of the Company’s common stock. In March 2010 Royal HTM Group exercised such call right and the Company issued to it 21,000,000 shares of its common stock.

Additionally, the following schedule sets forth various obligations of the Company to related parties.

Transactions

	2011	2010

Compensation and related expenses of the Company’s Chairman of the Board and Chief Executive Officer (1)	$291,000	$298,000

Compensation of the Company’s Chief Financial Officer (2)	120,000	120,000

Cash advances from Royal HTM Group (3)	209,000	219,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (3)	36,000	200,000

Business development services provided by Royal HTM Group (3)	120,000	120,000

Royal HTM Group expense allowance (4)	15,000	-
	$791,000	$957,000

1)	Boris Birshtein serves as the Company’s Chairman of the Board of Directors and its Chief Executive Officer on a month-to-month basis. Mr. Birshtein owns 50% of Royal HTM Group, our majority shareholder.

2)	Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer on a month-to-month basis. Mr. Braverman owns 50% of Royal HTM Group, our majority shareholder.

3)	Royal HTM Group, a Canadian company owned and controlled by the Company’s two members of its Board of Directors, renders certain business development services to the Company. Royal HTM Group has also advanced money to the Company to fund its expenses, and is the Company’s majority shareholder.

4)	Effective April 1, 2011 the Company agreed to a quarterly expense allowance of $5,000 for Royal HTM Group for expenses incurred in connection with its business development services rendered to the Company.

Balances

Payables to related parties consist of the following:

	DECEMBER 31,
	2011	2010
Amount due to Royal HTM Group	$3,403,000	$3,023,000

Accrued compensation due to the Company’s Chief Financial Officer	360,000	240,000

Accrued compensation due to the Company’s Chairman of the Board	1,790,000	1,499,000
	$5,553,000	$4,762,000

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

As of December 31, 2011, there are no options issued and outstanding under the Company’s 2001 Omnibus Plan, as amended.

A summary of the Company’s option activity is as follows:

	Inside Plan	Outside Plan	Total

Balance – January 1, 2010	1,000,000	3,000,000	4,000,000

Granted	-	-	-

Exercised	-	-	-

Expired	1,000,000	3,000,000	4,000,000

Balance – December 31, 2010 and 2011	-	-	-

As of December 31, 2011, all of the previously issued options both inside and outside of the Omnibus Plan, as amended, have expired.

NOTE 9 - INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	DECEMBER 31,
	2011	2010

Income tax benefit at statutory rate of 34%	$267,000	$329,000
Change in valuation allowance	(267,000)	(329,000)
	$-	$-

Deferred tax assets consist of:

	DECEMBER 31,
	2011	2010

Deferred tax assets (liabilities):
Net operating loss carryforward	7,286,000	7,020,000
	7,286,000	7,020,000
Valuation allowance (see Note 2)	(7,286,000)	(7,020,000)
	$-	$-

For the year ended December 31, 2011, the Company had approximately $21,400,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2026. The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, the Company has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

We are currently open to audit for all years ended December 31, 2001 to present because of our large NOL carryforwards. However, we are only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2008 to present; however, we do not currently have any ongoing tax examinations.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred subsequent to December 31, 2011 to the date these financial statements were issued and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2011, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended December 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Directors and Executive Officers

Our officers are elected by, and serve at the pleasure of, our Board of Directors. The names and ages of our directors and executive officers as of December 31, 2011, are set forth below.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	65	Chairman of the Board of Directors and Chief Executive Officer
Jack Braverman	43	Director; Chief Financial Officer

Background of Executive Officers and Directors

Boris Birshtein has served as our Chairman of the Board of Directors since January 1998 and as our Chief Executive Officer since May 2009. Since May 2009 he has also served as the President and Chief Executive Officer of Intercomsoft Limited, our wholly owned subsidiary and since June 2009 has served as a director of such subsidiary. Additionally, since 1997 he has been the Chairman of the Board, President and a principal shareholder of Royal HTM Group, our majority shareholder. Since 1999, Mr. Birshtein served as the Chairman of Eontech Group Inc., of which he was the principal shareholder, until its dissolution in 2010 and served as the Chairman of the Board of Aluminum-Power Inc. from 1999 until its dissolution in 2010. Mr. Birshtein holds PhDs in Philosophy and Economics.

Jack Braverman has served as a member of our Board of Directors and our Chief Financial Officer since January 2004 and has served as the Vice President, Treasurer and Secretary of Intercomsoft Limited, our wholly owned subsidiary, since May 2009 and since June 2009 has served as a director of such subsidiary. Mr. Braverman has served as the President of Royal HTM Group, our majority shareholder, since October 2010 (and previously served as its President from December 1997 through April 2001 and its Vice President from May 2001 to September 2010), and as of October 2010 is a principal shareholder of such entity. Mr. Braverman also served as the President of Eontech Group, Inc. from July 1999 to its dissolution in 2010, and as the Vice President of Aluminum-Power Inc. from January 2001 to November 2004 and as its President from November 2004 to its dissolution in 2010. Mr. Braverman holds a BA in Economics from the University of Western Ontario.

Board of Directors

Our By-laws provide, among other things, that the Board of Directors will consist of not less than two and not more than fifteen directors. All Directors serve for one year or such longer period until their successors are elected and qualify. The Board of Directors appoints our officers and their terms of office are, unless otherwise provided in employment contracts, at the discretion of the Board of Directors. In 2011 our Board of Directors was comprised of two members, who are related to one another. Mr. Birshtein, our Chairman of the Board and Chief Executive Officer, is the uncle of Mr. Braverman, who is a director and our Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10.	EXECUTIVE COMPENSATION

For the years ended December 31, 2011 and 2010, the following individuals were entitled to receive the following compensation for services rendered to us. See “Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
						AWARDS
				Other Annual		Securities
				Compensation		Underlying	All Other
Name & Principal Position	Year	Salary ($)		($)		Options/ SARs	Compensation

Boris Birshtein	2011	$276,570	(1)	$21,600	(2)	-
Chairman of the Board	2010	$276,570	(1)	$72,000	(3)	-
Chief Executive Officer

Jack Braverman	2011	$120,000	(4)			-
Chief Financial Officer	2010	$120,000	(4)	$15,000	(5)	-

(1)	Such amount was accrued but not paid to Mr. Birshtein.

(2)	Such amount represents a monthly expense allowance of $1,800, totaling $21,600 annually, which was accrued but not paid to Mr. Birshtein.

(3)	Such amount represents a monthly expense allowance of $1,800, totaling $21,600 annually, which was accrued but not paid to Mr. Birshtein, and approximately $50,000 for auto lease and insurance premiums paid on behalf of Mr. Birshtein.

(4)	Such amount was accrued but not paid to Mr. Braverman.

(5)	Such amounts represent auto lease and insurance premiums paid on behalf of Mr. Braverman.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

In 2011 there were no options issued or outstanding pursuant to the 2001 Omnibus Plan, as amended.

Compensation of Directors

Outside Directors, are entitled to receive an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period. During the fiscal years ended December 31, 2011 and 2010, we had no outside directors and, accordingly, there were no payments made to any outside Director.

Employment Agreements

The employment agreement with Boris Birshtein, our Chairman of the Board of Directors, expired on December 31, 2003 and was not renewed. Thereafter, pursuant to a letter agreement dated March 10, 2004 between he and us, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement including, among other things, a monthly consulting fee of $23,047 and a monthly expense allowance of $1,800. We were unable to make any payments to Mr. Birshtein in years 2011 and 2010 and all of such amounts due to him have been accrued. In May 2008, Mr. Birshtein agreed to also serve as our Chief Executive Officer, a position for which he is not compensated.

2001 Omnibus Plan, As Amended

In January 2001, our Board of Directors adopted the 2001 Omnibus Plan, which became effective in February 2001 after shareholder approval. In June 2001, our Board of Directors approved a resolution to increase the maximum aggregate number of shares that may be issued under the 2001 Omnibus Plan. Thereafter, the shareholders approved the increase of the authorized number of shares issuable pursuant to the 2001 Omnibus Plan from 4,000,000 shares to 10,000,000 shares. This amendment became effective in August 2001. In December 2010 our Board of Directors approved a resolution extending the 2001 Omnibus Plan for a period of five years, to January 2016.

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

As of December 31, 2011, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, there were no options issued or outstanding.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to shareholders who were known by us to be the beneficial owners of more than 5% of our common stock as of December 31, 2011, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

	AMOUNT AND NATURE OF		PERCENT OF CLASS
NAME OF BENEFICIAL OWNER	BENEFICIAL OWNER (1)		(1)

Boris Birshtein	42,284,500	(2)	42%
1221 Avenue of the Americas, Suite 4200
New York, New York, 10020

Royal HTM Group, Inc.
100 King Street West, Suite 5600
Toronto, Ontario M5X 1C9	69,275,000	(3)	69%

Jack Braverman	35,637,500	(4)	35%
1221 Avenue of the Americas, Suite 4200
New York, NY 10020

P.L.T. International, Inc	8,225,000		8%
7300 Yonge Street
Toronto, Ontario L4J 7Y5

All Executive Officers and	77,922,000		77%
Directors as a Group (2 persons) (5)

(1)	Based on a total of 100,472,328 shares of common stock issued and outstanding as of December 31, 2011.

(2)	Represents 4,737,000 shares of our common stock owned directly by Mr. Birshtein; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and one half of the 69,275,000 shares of our common stock owned by Royal HTM Group, of which Mr. Birshtein is a 50% shareholder.

(3)	Royal HTM Group is our majority shareholder. Mr. Birshtein and Mr. Braverman each own 50% of Royal HTM Group.

(4)	Represents 1,000,000 shares of our common stock owned directly by Mr. Braverman and one half of the 69,275,000 shares of our common stock owned by Royal HTM Group, of which Mr. Braverman is a 50% shareholder.

(5)	Includes Messrs. Birshtein and Braverman.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Boris Birshtein, Chairman of our Board of Directors and our Chief Executive Officer and Jack Braverman, a member of our Board of Directors and our Chief Financial Officer, own or control approximately 77% of our issued and outstanding shares of common stock.

Our Chief Executive Officer

During 2011 we accrued $291,000 due to Mr. Birshtein for services related to his performance as the Chairman of the Board and in 2010 we accrued $298,000 of such compensation. We have been unable to pay any compensation to Mr. Birshtein in over five years and at December 31, 2011 we owe Mr. Birshtein approximately $1,790,000.

Our Chief Financial Officer

During each of 2011 and 2010, we accrued $120,000 in compensation due to Mr. Braverman related to his performance of services as our Chief Financial Officer. We have been unable to pay any compensation to Mr. Braverman in three years and at December 31, 2011 we owe Mr. Braverman approximately $360,000.

Our Majority Shareholder

Royal HTM Group, a Canadian company owned and controlled by Messrs. Birshtein and Braverman, is our majority shareholder and renders certain business development services to us. We agreed to pay Royal HTM Group $120,000 annually in connection with such business development services, but have been unable to pay it any of such fees since 2006. During each of 2011 and 2010 we accrued $120,000 for such business development services.

During 2011 Royal HTM Group lent us approximately $209,000 to cover on-going operating expenses and advanced approximately $36,000 on our behalf. In 2010 Royal HTM Group lent us approximately $219,000 to cover on-going expenses and advanced approximately $200,000 on our behalf.

In May 2008 Royal HTM Group, cancelled $400,000 of the Company’s indebtedness to it in exchange for, among other things, a call right on 21,000,000 shares of our common stock. In March 2010 Royal HTM Group, exercised such call right and we issued to it 21,000,000 shares of our common stock.

As of December 31, 2011, we owe Royal HTM Group approximately $3,403,000 representing accrued consulting fees as well as loans and advances to the Company since 2006 to cover on-going operating expenses. Such amount is non-interest bearing and is due on demand.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company, P.A. (“Paritz”) serves as our principal accountant. In 2011, Paritz billed us $25,500 for audit and review fees and $2,550 for tax return preparation and related fees. In 2010 Paritz billed us $25,500 for audit and review fees and $2,750 for tax return preparation and related fees.

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

ITEM 14.	EXHIBITS

The exhibits listed below are filed as part of this Annual Report.

Exhibit	Document

3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144).

3.2	By-laws (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144).

21	Subsidiary of the Registrant.

23	Consent of Independent Registered Public Accounting Firm

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2012.

TRIMOL GROUP, INC.

By:	/s/ Boris Birshtein
Name:	Boris Birshtein
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack Braverman
Name:	Jack Braverman
Title:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities set forth below, on March 30, 2012.

By:	/s/ Boris Birshtein
Name:	Boris Birshtein
Title:	Director

By:	/s/ Jack Braverman
Name:	Jack Braverman
Title:	Director

