Form 10-Q
period 2012-06-30
TRIMOL GROUP INC
filed 2012-08-14
CIK 1011733

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2012

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

Yes ☐ No ☒

As of August 14, 2012, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2012

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

TRIMOL GROUP, INC.

Consolidated balance sheet

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash	$15,000	$12,000

TOTAL CURRENT ASSETS	15,000	12,000

TOTAL ASSETS	$15,000	$12,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$5,880,000	$5,553,000
Accrued expenses	827,000	833,000

TOTAL CURRENT LIABILITIES	6,707,000	6,386,000

SHAREHOLDERS’ DEFICIENCY:
Preferred Stock: $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock: $0.01 par value, 130,000,000 shares authorized, 100,472,328 shares issued and outstanding at June 30, 2012 and December 31, 2011	1,005,000	1,005,000
Additional paid-in capital	5,739,000	5,739,000
Accumulated deficit	(13,436,000)	(13,118,000)

TOTAL SHAREHOLDERS’ DEFICIENCY	(6,692,000)	(6,374,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$15,000	$12,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of operations
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	318,000	408,000	167,000	178,000

NET LOSS	$(318,000)	$(408,000)	$(167,000)	$(178,000)

Net loss per share (basic and diluted)	(.003)	(.004)	(.002)	(.002)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of cash flows
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(318,000)	$(408,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	234,000	231,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	(6,000)	(7,000)

NET CASH USED IN OPERATING ACTIVITIES	(90,000)	(184,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	93,000	186,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	93,000	186,000

INCREASE IN CASH	3,000	2,000

CASH – BEGINNING OF PERIOD	12,000	8,000

CASH – END OF PERIOD	$15,000	$10,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Notes to the consolidated financial statements

(Unaudited)

June 30, 2012

Note 1 - Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

As of June 30, 2012, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006. Further, as shown on the accompanying balance sheet, the Company’s liabilities exceed its assets by approximately $6,692,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – OPERATIONS

Although the Company is seeking business opportunities, as of June 30, 2012, and for the past six years, it did not have any operations other than administrative operations and has not generated any revenue since 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Six Months Ended June 30,
	2012	2011

Compensation and related expenses to the Chairman (1)	$148,000	$148,000

Compensation to the Chief Financial Officer (2)	60,000	60,000

Cash advance from Royal HTM Group, Inc. (3)	93,000	128,000

Cash advances in the form of direct payment of expenses by Royal HTM Group, Inc. (3)	0	104,000

Business development services (4)	25,000	60,000

	$326,000	$500,000

1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) and its Chief Executive Officer. Mr. Birshtein owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

2)	Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer. Mr. Braverman owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

3)	Although it is under no obligation to do so, Royal HTM Group, Inc., a Canadian company owned by Messrs Birshtein and Braverman, from time to time lends funds to the Company (and advances funds on its behalf) to cover the Company’s on-going expenses.

4)	Royal HTM Group, Inc. renders certain business development services to the Company. Beginning as of January 1, 2012, the monthly rate for such services is $2,500 (reduced from $10,000 per month). Additionally, Royal HTM Group, Inc. is entitled to a quarterly expense allowance of $5,000 for expenses incurred in connection with its business development services rendered to the Company.

Balances

As of June 30, 2012 payables to related parties consist of the following:

Amount due to Royal HTM Group, Inc.	$3,522,000

Accrued compensation due to the Chief Financial Officer	420,000

Accrued compensation due to the Chairman	1,938,000
$5,880,000

These amounts are non-interest bearing and due on demand.

NOTE 6 - STOCK COMPENSATION PLANS

During the six months ended June 30, 2012, the Company did not issue any options to purchase its common stock. As of June 30, 2012, there were no options outstanding pursuant to the Company’s 2001 Omnibus Plan, as amended.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred subsequent to June 30, 2012 up to the date these financial statements were issued and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Description of the Company

Although the Company is seeking business opportunities, as of June 30, 2012, and for the past six years, we did not have any business operations that generated revenue.

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

RESULTS OF OPERATIONS

During the three and six month periods ended June 30, 2012, our operations consisted solely of administrative activities, activities concerning exploration of potential business opportunities and those activities related to pursuing breach of contract claims against the Republic of Moldova as more fully described herein in Part II Item 1 – Legal Proceedings.

Comparison of Three and Six Month Periods Ended June 30, 2012 to June 30, 2011

During the three and six months ended June 30, 2012, we did not generate any revenues from operations and similarly generated no revenues in the comparable period in 2011.

Total operating expenses for the three months ended June 30, 2012 were approximately $167,000 and were $178,000 in the comparable three month period in 2011. Such expenses totaled $318,000 for the six months ended June 30, 2012, and $408,000 in the comparative period in 2011. All of such expenses consisted of general corporate and administrative expenses. The reduction in operating expenses in the three and six month periods ended June 30, 2012 as compared to the three and six months ended June 30, 2011 were the result of a reduction in the expenses related to business development activities.

Such operating expenses resulted in a net loss from operations of approximately $167,000 and $318,000 for the three and six month periods ended June 30, 2012, respectfully, as compared to a net loss of approximately $178,000 and $408,000 for the same three and six month periods in 2011.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter 2006. At June 30, 2012 our cash balance was approximately $15,000 which is not sufficient to fund our operating expenses for the foreseeable future.

For over six years, we have funded our operating expenses from loans and advances provided by our Chairman of the Board and Royal HTM Group, Inc., our majority shareholder, a company owned and controlled by our Chief Executive Officer and Chief Financial Officer, who also serve as the two members of our Board of Directors. We are dependent upon these loans to fund our future operating expenses.

None of our officers, directors or shareholders are under any obligation to provide us with any future loans or advances. However, if they do not loan us funds at a time when funds are necessary, we may be forced to suspend our operations.

Our assets are nominal and our liabilities currently exceed our assets by approximately $6,692,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three and six month periods ended June 30, 2012. As of June 30, 2012, we have no options to purchase shares of our common stock issued or outstanding.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of June 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

The Swiss court granted Intercomsoft’s request to establish an ad hoc arbitration panel to hear the merits of its claims in such proceeding.  Two members of such panel have been appointed. To date, the Government of Moldova has failed to appear in such action and is currently in default with respect to its rights to appoint one of the three members of the ad hoc arbitration panel established in the Swiss Proceeding.  On May 17, 2012, the Swiss Cooperation Office in the Republic of Moldova served the judgment appointing the second member of the ad hoc arbitration panel.  Under applicable law, if Moldova does not appeal from the judgment, the judgment becomes final on September 14, 2012 and the arbitration could proceed after that date.

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

Our Chief Executive Officer

During the three and six month periods ended June 30, 2012, we accrued approximately $23,000 per month in compensation and $1,800 per month in expenses to Mr. Birshtein related to his services as the Chairman of the Board and our Chief Executive Officer. At June 30, 2012 we owe Mr. Birshtein approximately $1,938,000 of accrued compensation and expenses.

Our Chief Financial Officer

During the three and six month periods ended June 30, 2012, we accrued $10,000 per month in compensation due to Mr. Braverman related to his services as our Chief Financial Officer. At June 30, 2012, we owe Mr. Braverman approximately $420,000 of accrued compensation.

Our Majority Shareholder

Royal HTM Group, Inc., a Canadian company owned and controlled by Messrs Birshtein and Braverman, is our majority shareholder and renders certain business development services to us. In 2006 we agreed to pay Royal HTM Group, Inc. $120,000 annually for its business development services and have accrued such amount from such time through December 31, 2011. As of January 1, 2012 we modified such arrangement and agreed to pay Royal HTM Group, Inc. $30,000 annually for such services. During the three and six month periods ended June 30, 2012, we accrued $2,500 per month for such services, totaling $15,000 in the six month period ended June 30, 2012.

Additionally, beginning in April 2011, we agreed to accrue $5,000 per quarter related to expenses of Royal HTM Group, Inc. incurred in connection with such business development services rendered to us. In the six month period ended June 30, 2012, we accrued $10,000 for such expenses and as of June 30, 2012, we accrued $25,000 for such expenses since April 2011.

We have not generated any revenue since 2006 and since such time have borrowed funds from Royal HTM Group, Inc. to cover our on-going expenses. During the six month period ended June 30, 2012, Royal HTM Group, Inc. lent us approximately $93,000 to cover our on-going expenses.

As of June 30, 2012, we owe Royal HTM Group, Inc. approximately $3,522,000. Such amount includes accrued consulting fees and expenses as well as loans and advances, all of which are non-interest bearing and are due on demand.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended June 30, 2012:

Exhibit No.	Document

31.1	Chief Executive Officer Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instances Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

* Pursuant to Rule 45(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: August 14, 2012	By:	/s/ Boris Birshtein
Name: Boris Birshtein
Title: Chief Executive Officer

	By:	/s/ Jack Braverman
Name: Jack Braverman
Title: Chief Financial Officer

