Form 10-Q/A
period 2012-06-30
TRIMOL GROUP INC
filed 2012-08-29
CIK 1011733

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Trimol Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Report”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Quarterly Report”), as filed with the Securities and Exchange Commission on August 14, 2012, solely to furnish Interactive Data file exhibits to the Quarterly Report in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Quarterly Report other than the furnishing of Interactive Data files marked Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE formatted in XBRL (eXtensible Business Reporting Language). This Amended Report does not reflect events that may have occurred subsequent to the original filing date of the Quarterly Report or modify or update in any way disclosures made in the Quarterly Report.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this amended Quarterly Report for the period ended June 30, 2012:

Exhibit No.	Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMOL GROUP, INC.

Date: August 29, 2012	By:	/s/ Boris Birshtein
	Name:	Boris Birshtein
	Title:	Chief Executive Officer

	By:	/s/ Jack Braverman
	Name:	Jack Braverman
	Title:	Chief Financial Officer