Form 10-Q
period 2012-09-30
TRIMOL GROUP INC
filed 2012-11-09
CIK 1011733

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2012

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

Yes ☐     No ☒

As of November 6, 2012, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012

TRIMOL GROUP, INC.

Consolidated balance sheet

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$15,000	$12,000

TOTAL CURRENT ASSETS	15,000	12,000

TOTAL ASSETS	$15,000	$12,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$6,038,000	$5,553,000
Accrued expenses	825,000	833,000

TOTAL CURRENT LIABILITIES	6,863,000	6,386,000

SHAREHOLDERS’ DEFICIENCY:
Preferred Stock: $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock: $0.01 par value, 130,000,000 shares authorized, 100,472,328 shares issued and outstanding	1,005,000	1,005,000
Additional paid-in capital	5,739,000	5,739,000
Accumulated deficit	(13,592,000)	(13,118,000)

TOTAL SHAREHOLDERS’ DEFICIENCY	(6,848,000)	(6,374,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$15,000	$12,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of operations

(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	474,000	602,000	156,000	194,000

NET LOSS	$(474,000)	$(602,000)	$(156,000)	$(194,000)

Net loss per share (basic and diluted)	(.005)	(.01)	(.002)	(.002)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of cash flows

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(474,000)	$(602,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	350,000	371,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	(8,000)	(9,000)

NET CASH USED IN OPERATING ACTIVITIES	(132,000)	(240,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	135,000	243,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	135,000	243,000

INCREASE IN CASH	3,000	3,000

CASH – BEGINNING OF PERIOD	12,000	8,000

CASH – END OF PERIOD	$15,000	$11,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Notes to the consolidated financial statements

SEPTEMBER 30, 2012

(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months September 30, 2012 are not necessarily indicative of the results that may be expected for any future periods or for the year ended December 31, 2012.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with GAAP, which contemplates the Company’s continuation as a going concern.

As of September 30, 2012, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006. Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $6,848,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – SIGNIFICANT ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in these consolidated interim financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We rely on historical experience and on other assumptions believed to be reasonable under the circumstances in making required judgments and estimates. Actual results could differ materially from those estimates. The significant accounting policies which we believe are most critical to aid in fully understanding or evaluating our reported financial results are set forth in Note 3 included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC and dated March 30, 2012.

NOTE 4 – OPERATIONS

Although the Company is seeking business opportunities, as of September 30, 2012, and for the past six years, it did not have any operations other than administrative operations and has not generated any revenue since April 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Nine Months Ended September 30,
	2012	2011

Compensation and related expenses to Chairman (1)	$222,000	$222,000

Compensation to Chief Financial Officer (2)	90,000	90,000

Cash advance from Royal HTM Group (3)	135,000	164,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (3)	0	37,000

Business development services (4)	33,000	90,000

	$480,000	$603,000

1)	Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) and its Chief Executive Officer. Mr. Birshtein owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

2)	Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer. Mr. Braverman owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

3)	Although it is under no obligation to do so, Royal HTM Group, Inc., a Canadian company owned by Messrs Birshtein and Braverman, from time to time lends funds to the Company (and advances funds on its behalf) to cover the Company’s on-going expenses.

4)	Royal HTM Group, Inc. renders certain business development services to the Company. Beginning as of January 1, 2012, the monthly rate for such services is $2,500 (reduced from $10,000 per month). Additionally, Royal HTM Group, Inc. is entitled to a quarterly expense allowance of $5,000 for expenses incurred in connection with its business development services rendered to the Company.

Balances

As of September 30, 2012 payables to related parties consist of the following:

Amount due to Royal HTM Group	$3,576,000

Accrued compensation due to Chief Financial Officer	450,000

Accrued compensation due to the Chairman	2,012,000
$6,038,000

These amounts are non-interest bearing and due on demand.

NOTE 6-STOCK COMPENSATION PLANS

During the nine months ended September 30, 2012, the Company did not issue any options to purchase its common stock. As of September 30, 2012, there were no options outstanding pursuant to the 2001 Omnibus Plan, as amended.

NOTE 7-SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred subsequent to September 30, 2012 up to the date these financial statements were issued and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections in this Quarterly Report, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, as well as our unaudited consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Such financial statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. We expressly disclaim any obligation or undertaking to update these financial statements in the future.

Description of the Company

Although the Company is seeking business opportunities, as of September 30, 2012, and for the past six years, we did not have any business operations that generated revenue.

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

RESULTS OF OPERATIONS

During the three and nine month periods ended September 30, 2012, our operations consisted solely of administrative activities, activities concerning exploration of potential business opportunities and those activities related to pursuing breach of contract claims against the Republic of Moldova as more fully described herein in Part II Item 1 – Legal Proceedings.

Comparison of Three and Nine Month Periods Ended September 30, 2012 and September 30, 2011

During the three and nine months ended September 30, 2012, we did not generate any revenues from operations and similarly generated no revenues in the comparable periods in 2011.

Total operating expenses for the three months ended September 30, 2012 were approximately $156,000 and were $194,000 in the comparable three month period in 2011. Such expenses totaled $474,000 for the nine months ended September 30, 2012, and $602,000 in the comparative period in 2011. All of such expenses consisted of general corporate and administrative expenses. The reduction in operating expenses in the three and nine month periods ended September 30, 2012, as compared to the three and nine months ended September 30, 2011 were the result of a reduction in the expenses related to business development activities.

Such operating expenses resulted in a net loss of approximately $156,000 and $474,000 for the three and nine month periods ended September 30, 2012, respectively, as compared to a net loss of approximately $194,000 and $602,000 for the three and nine month periods ended September 30, 2011, respectively.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter of 2006. At September 30, 2012 our cash balance was approximately $15,000 which is not sufficient to fund our operating expenses for the foreseeable future.

For over six years, we have funded our operating expenses from loans and advances provided by our Chairman of the Board and Royal HTM Group, Inc., our majority shareholder, a company owned and controlled by our Chief Executive Officer and Chief Financial Officer, who also serve as the two members of our Board of Directors. We are dependent upon these loans and advances to fund our future operating expenses.

None of our officers, directors or shareholders are under any obligation to provide us with any future loans or advances. However, if they do not loan or advance us funds at a time when funds are necessary, we may be forced to suspend our limited operations.

Our assets are nominal and our liabilities currently exceed our assets by approximately $6,848,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three and nine month periods ended September 30, 2012. As of September 30, 2012, we have no options to purchase shares of our common stock issued or outstanding.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

The Swiss court granted Intercomsoft’s request to establish an ad hoc arbitration panel to hear the merits of its claims in such proceeding.  Two members of such panel have been appointed. To date, the Government of Moldova has failed to appear in such action and is currently in default with respect to its rights to appoint one of the three members of the ad hoc arbitration panel established in the Swiss Proceeding.  On May 17, 2012, the Swiss Cooperation Office in the Republic of Moldova served the judgment appointing the second member of the ad hoc arbitration panel.  Moldova failed to make a timely appeal under applicable law. As a result, the judgment became final on September 14, 2012.

The Moldovan Proceeding

On or about November 5, 2010, the Moldovan Defendants commenced an action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006 and seeking reimbursement of legal costs in the amount of approximately $1.6 million (the “Moldovan Proceeding”). On or about November 24, 2010, Intercomsoft asserted a counterclaim in the Moldovan Proceeding seeking redress for its aforementioned claims, and seeking damages of approximately $51 million, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. On July 26, 2011, the District Court in Chisinau, Moldova issued a Judgment rejecting the Moldovan Defendants’ claim for reimbursement of legal costs of approximately $1.6 million as unfounded, and awarded approximately $35.6 million in damages to Intercomsoft. The Moldovan Defendants appealed the decision of the Moldovan District Court to the Economic Appeal Court in Chisinau, Moldova. On December 13, 2011, the Appeal Court partially upheld the Judgment of the District Court, similarly rejecting the Moldovan Defendants’ claim, and reduced the damage award to Intercomsoft to approximately $20.75 million. The Moldovan Defendants appealed the decision of the Appeal Court to the Supreme Court of Justice in Moldova. On September 4, 2012, the Supreme Court of Justice partially upheld the judgment of the Economic Appeal Court rejecting the Moldovan Defendants’ claim and further reduced the damage award to Intercomsoft to approximately $4 million. The Moldovan Defendants have a further right to appeal that judgment if such appeal is filed on or before November 15, 2012.

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

Related Party Transactions

Boris Birshtein, the Chairman of our Board of Directors and our Chief Executive Officer and Jack Braverman, a member of our Board of Directors and our Chief Financial Officer, own or control approximately 77% of our issued and outstanding shares of common stock.

Mr. Birshtein also serves as a Director and the President and Chief Executive Officer of our wholly owned subsidiary, Intercomsoft Limited, and Mr. Braverman serves as a Director as well as the Vice President, Secretary and Treasurer of such entity.

Our Chief Executive Officer

During the three and nine month periods ended September 30, 2012, we accrued approximately $23,000 per month in compensation and $1,800 per month in expenses to Mr. Birshtein related to his services as the Chairman of the Board and our Chief Executive Officer. At September 30, 2012 we owe Mr. Birshtein approximately $2,012,000 of accrued compensation and expenses.

Our Chief Financial Officer

During the three and nine month periods ended September 30, 2012, we accrued $10,000 per month in compensation due to Mr. Braverman related to his services as our Chief Financial Officer. At September 30, 2012, we owe Mr. Braverman approximately $450,000 of accrued compensation.

Our Majority Shareholder

Royal HTM Group, Inc., a Canadian company owned and controlled by Messrs Birshtein and Braverman, is our majority shareholder and renders certain business development services to us. In 2006 we agreed to pay Royal HTM Group, Inc. $120,000 annually for its business development services and have accrued such amount from such time through December 31, 2011. As of January 1, 2012 we modified such arrangement and agreed to pay Royal HTM Group, Inc. $30,000 annually for such services. During the three and nine month periods ended September 30, 2012, we accrued $2,500 per month for such services, totaling $22,500 in the nine month period ended September 30, 2012.

Additionally, beginning in April 2011, we agreed to an expense allowance of $5,000 per quarter related to expenses of Royal HTM Group, Inc. in connection with such business development services rendered to us. In the nine month period ended September 30, 2012, we accrued $15,000 for such expenses. As of September 30, 2012, we have accrued $30,000 for such expenses since entering into such arrangement in April 2011.

We have not generated any revenue since April 2006 and since such time have borrowed funds from Royal HTM Group, Inc. to cover our on-going expenses. During the nine month period ended September 30, 2012, Royal HTM Group, Inc. lent us approximately $135,000 to cover our on-going expenses.

As of September 30, 2012, we owe Royal HTM Group, Inc. approximately $3,576,000. Such amount includes accrued consulting fees and expenses as well as loans and advances, all of which are non-interest bearing and are due on demand.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2012:

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

TRIMOL GROUP, INC.

Date: November 9, 2012	By:	/s/ Boris Birshtein
	Name:	Boris Birshtein
	Title:	Chief Executive Officer

	By:	/s/ Jack Braverman
	Name:	Jack Braverman
	Title:	Chief Financial Officer

