Form 10-K
period 2012-12-31
TRIMOL GROUP INC
filed 2013-04-16
CIK 1011733

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§ 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Registrant’s revenues for fiscal year ended December 31, 2012 were $0.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $180,402 as of June 30, 2012 computed on the basis of a closing price of $0.008 per share on such date of the Registrant’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

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

The number of shares outstanding of the Registrant’s common stock, as of April 16, 2013 was 100,472,328.

TABLE OF CONTENTS

Trimol Group Inc. – Form 10-K

Year Ended December 31, 2012

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Description of the Company

Trimol Group Inc. (OTCBB: TMOL) is a Delaware corporation. Although we are seeking business opportunities, as of December 31, 2012, and for the past six years, we did not have any business operations that generated revenue.

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

Risks Related to Our Current Financial Condition

We have no current source of revenue.

We did not generate any revenue for the year ended December 31, 2012 nor did we generate any revenue in the year ended December 31, 2011.

We have no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

Our liabilities significantly exceed our assets.

As of December 31, 2012 our liabilities exceeded our assets by approximately $7,000,000. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

The loss of our executive officers or key personnel would adversely affect our business.

While we continue to seek business opportunities, we have limited operations that consist mainly of administrative and shareholder related activities. Our ability to restructure the business will be dependent on the services of our executive officers and certain key individuals. If we are unable to compensate our existing or future executives we may lack the required leadership to restructure our business.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements as of December 31, 2012, have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report on these financial statements that includes a paragraph referring to the fact that we have not generated any revenues and have a stockholders’ deficiency and expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, our ability to obtain additional equity financing or other capital and, ultimately, to generate revenue and become profitable. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to our wholly owned subsidiary Intercomsoft Limited (“Intercomsoft”)

Intercomsoft has no operations.

Although it is seeking business opportunities, Intercomsoft has had no operations since 2006.

Intercomsoft (and the Company) is the party to two legal actions.

Intercomsoft is a party in two pending legal actions (as more fully described in Item 3 - Legal Proceedings). Such legal actions have been ongoing for many years and there can be no assurance as to the outcome of either action.

Intercomsoft operated in the Republic of Moldova.

Intercomsoft formerly operated in the Republic of Moldova, a country with a historically uncertain economic and political climate. This may have a material adverse impact on our ability to collect on any judgment that may result from certain legal actions the Company has brought against the Government of the Republic of Moldova, which are more fully detailed in Item 3 – Legal Proceedings.

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

During 2012, the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.001 to a high of $0.01 per share. Comparatively, during 2011, the shares of our common stock traded at prices ranging from a low of $0.002 to a high of $0.02 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Shares eligible for future sale may adversely affect the market

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 100,472,328 shares of our common stock issued and outstanding as of December 31, 2012, all shares have been issued for more than six months and are eligible for sale in compliance with Rule 144(k).

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

The Swiss Proceeding

In March 2009, Intercomsoft commenced an action in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal in connection with its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages for breach of contract and an injunction to prohibit Moldova from further producing essential government documents for the Republic of Moldova including passports, driver’s licenses, permits and national identification documents, which Intercomsoft had produced from 1996-2006, pursuant to the terms of the ten year Supply Agreement (the “Swiss Proceeding”). The Swiss court granted Intercomsoft’s request to establish an ad hoc arbitration panel to hear the merits of its claims in such proceeding.  Such action is pending and there can be no assurances as to its outcome.

The Moldovan Proceeding

In November 2010, the Moldovan Defendants commenced an action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006 and seeking reimbursement of certain legal costs (the “Moldovan Proceeding”). Intercomsoft asserted a counterclaim seeking redress for various claims and damages, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. In July 2011 the District Court in Chisinau, Moldova issued a Judgment rejecting the Moldovan Defendants’ claim for reimbursement of legal costs as unfounded, and awarded approximately $35.6 million in damages to Intercomsoft. The Moldovan Defendants appealed the decision of the Moldovan District Court to the Economic Appeal Court in Chisinau, Moldova and in December 2011 the Appeal Court partially upheld the Judgment of the District Court, similarly rejecting the Moldovan Defendants’ claim, and reduced the damage award to Intercomsoft to approximately $20.75 million. The Moldovan Defendants further appealed the decision of the Appeal Court to the Supreme Court of Justice in Moldova. In September 2012, the Supreme Court of Justice partially upheld the judgment of the Economic Appeal Court rejecting the Moldovan Defendants’ claim and further reduced the damage award to Intercomsoft to approximately $4 million. The Moldovan Defendants had a right to appeal that judgment if such appeal was filed on or before November 15, 2012. To date, Intercomsoft has not been notified that any further appeal was filed.

There can be no assurance as to the outcome of such legal actions.

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

Quarter Ended	High	Low

December 31, 2012	$0.001	$0.001
September 30, 2012	$0.008	$0.001
June 30 2012	$0.01	$0.008
March 31, 2012	$0.008	$0.002

Quarter Ended	High	Low

December 31, 2011	$0.02	$0.006
September 30, 2011	$0.02	$0.0001
June 30, 2011	$0.02	$0.0021
March 31, 2011	$0.0021	$0.0021

Holders of Record

At December 31, 2012, there were 415 record holders of our common stock. The number of record owners was determined from the Company’s shareholder records maintained by the Company’s transfer agent.

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

Sale or Issuance of Securities

There were no issuances or sales of our securities during year 2012 or 2011.

As of December 31, 2012, there were no options issued and outstanding under the 2001 Omnibus Plan, as amended, nor were there any options outside of such Plan issued and outstanding.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

General

Although it is seeking business opportunities, the Company did not engage in any business operations that generated revenue in year 2012 or 2011.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

During the years ended December 31, 2012 and December 31, 2011 we generated no revenue.

Total expenses for the year ended December 31, 2012 were $638,000 and were $785,000, for the year ended December 31, 2011, all of which were general corporate and administrative expenses. Such amounts include accrued compensation due to our officers in the amount of approximately $418,000 in year 2012 and $411,000 in year 2011.

The reduction in general corporate administrative expenses in year 2012, as compared to 2011, were the result of the reduction of certain expenses related to consulting services provided to us by Royal HTM Group, our majority shareholder.

We had a net loss from operations in 2012 of $638,000 and in 2011 we had a net loss of approximately $785,000.

Liquidity & Capital Resources

We have no operations that generate revenue, and have had no operations that generate revenues since 2006. At December 31, 2012 our cash balance was approximately $15,000 which is not sufficient to fund our operating expenses for the foreseeable future.

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

Our assets are nominal and our liabilities currently exceed our assets by approximately $7,000,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance therewith, file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other information with the SEC.

All reports filed by us with the SEC are available free of charge via the SEC web site at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the public reference facilities maintained by the SEC at its public reference room located at 100 F Street, N.E. Washington, D.C. 20549. We will also provide copies of such material to investors upon written request.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Trimol Group, Inc.

We have audited the accompanying consolidated balance sheets of Trimol Group, Inc. and its subsidiary (the “Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue since April 2006 and, as shown on the accompanying balance sheet, the Company has a shareholder deficiency of $7,012,000 at December 31, 2012. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

Date: April 5, 2013

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2012	2011

ASSETS

Current assets:
Cash	$15,000	$12,000
Total current assets	15,000	12,000

TOTAL ASSETS	$15,000	$12,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$6,194,000	$5,553,000
Accrued expenses	833,000	833,000

TOTAL LIABILITIES	7,027,000	6,386,000

SHAREHOLDERS DEFICIENCY
Preferred Stock; $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock; $0.01 par value, 130,000,000 shares authorized 100,472,328 issued and outstanding at December 31, 2012 and December 31, 2011	1,005,000	1,005,000
Additional Paid In Capital	5,739,000	5,739,000
Retained Earnings	(13,756,000)	(13,118,000)
TOTAL SHAREHOLDERS’ DEFICIENCY	(7,012,000)	(6,374,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$15,000	$12,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2012	2011

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	638,000	785,000

NET LOSS	$(638,000)	$(785,000)

Net loss per share (Basic and Diluted)	$(.01)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	COMMON STOCK		ADDITIONAL
	SHARES		PAID-IN
	OUTSTANDING	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE- JANUARY 1, 2011	100,472,328	$1,005,000	$5,739,000	$(12,333,000)	$(5,589,000)

NET LOSS	-	-	-	(785,000)	(785,000)

BALANCE- DECEMBER 31, 2011	100,472,328	1,005,000	5,739,000	(13,118,000)	(6,374,000)

NET LOSS	-	-	-	(638,000)	(638,000)

BALANCE - DECEMBER 31, 2012	100,472,328	$1,005,000	$5,739,000	$(13,756,000)	$(7,012,000)

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(638,000)	$(785,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Accrued expenses to related parties	467,000	582,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accrued expenses	-	(2,000)

NET CASH USED IN OPERATING ACTIVITIES	(171,000)	(205,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	174,000	209,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	174,000	209,000

INCREASE (DECREASE) IN CASH	3,000	4,000

CASH - BEGINNING OF YEAR	12,000	8,000

CASH - END OF YEAR	$15,000	$12,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware. Although the Company is seeking business opportunities, as of December 31, 2012, and for the past six years, it did not have any operations other than administrative operations and did not have any business operations that generated revenue.

The Company owns all of the outstanding shares of Intercomsoft Limited “(Intercomsoft”), a company which, until April 2006, was engaged in the operation of a computerized photo identification and database management system utilized in the production of secure essential government identification documents such as passports, drivers’ licenses, national identification documents and other forms of essential personal government identification. As more detailed in Note 4, the Company is pursuing legal actions related to the prior operations of Intercomsoft.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, the Company does not have any current operations that generate revenue and did not generate any revenue in year 2012 or in 2011, nor has it generated any revenue since April 2006. Further, as shown on the accompanying balance sheet, the Company has a shareholder’s deficiency of $7,012,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

Historically, revenue from Intercomsoft was recognized upon the quantity of product (number of computerized documents) produced during the period reported. However, Intercomsoft did not generate any revenue in year 2012 or in year 2011, nor has it generated revenue since April 2006.

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

NOTE 4 - LEGAL PROCEEDINGS

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

The Swiss Proceeding

In March 2009, Intercomsoft commenced an action in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal in connection with its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages for breach of contract and an injunction to prohibit Moldova from further producing essential government documents for the Republic of Moldova including passports, driver’s licenses, permits and national identification documents, which Intercomsoft had produced from 1996-2006, pursuant to the terms of the ten year Supply Agreement (the “Swiss Proceeding”). The Swiss court granted Intercomsoft’s request to establish an ad hoc arbitration panel to hear the merits of its claims in such proceeding.  Such action is pending and there can be no assurances as to its outcome.

The Moldovan Proceeding

In November 2010, the Moldovan Defendants commenced an action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006 and seeking reimbursement of certain legal costs (the “Moldovan Proceeding”). Intercomsoft asserted a counterclaim seeking redress for various claims and damages, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. In July 2011 the District Court in Chisinau, Moldova issued a Judgment rejecting the Moldovan Defendants’ claim for reimbursement of legal costs as unfounded, and awarded approximately $35.6 million in damages to Intercomsoft. The Moldovan Defendants appealed the decision of the Moldovan District Court to the Economic Appeal Court in Chisinau, Moldova and in December 2011 the Appeal Court partially upheld the Judgment of the District Court, similarly rejecting the Moldovan Defendants’ claim, and reduced the damage award to Intercomsoft to approximately $20.75 million. The Moldovan Defendants further appealed the decision of the Appeal Court to the Supreme Court of Justice in Moldova. In September 2012, the Supreme Court of Justice partially upheld the judgment of the Economic Appeal Court rejecting the Moldovan Defendants’ claim and further reduced the damage award to Intercomsoft to approximately $4 million. The Moldovan Defendants had a right to appeal that judgment if such appeal was filed on or before November 15, 2012. To date, Intercomsoft has not been notified that any further appeal was filed.

There can be no assurance as to the outcome of such legal actions.

NOTE 5 - SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 shares of $0.01 par value common stock, 100,472,328 of which were issued and outstanding as of December 31, 2012 and 2011.

The Company has authorized 10,000 shares of $1.00 par value shares of Preferred Stock, none of which were issued and outstanding as of December 31, 2012 and 2011.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

The following schedule sets forth various obligations of the Company to related parties.

Transactions

	2012	2011

Compensation and related expenses of the Company’s Chairman of the Board and Chief Executive Officer (1)	$298,000	$291,000

Compensation of the Company’s Chief Financial Officer (2)	120,000	120,000

Cash advances from Royal HTM Group (3)	174,000	209,000

Cash advances in the form of direct payment of expenses by Royal HTM Group (3)	-	36,000

Business development services provided by Royal HTM Group (4)	30,000	120,000

Royal HTM Group expense allowance (4)	20,000	15,000
	$642,000	$791,000

1)	Boris Birshtein serves as the Company’s Chairman of the Board of Directors and its Chief Executive Officer on a month-to-month basis. Mr. Birshtein owns 50% of Royal HTM Group, our majority shareholder.

2)	Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer on a month-to-month basis. Mr. Braverman owns 50% of Royal HTM Group, our majority shareholder.

3)	Royal HTM Group, a Canadian company owned and controlled by the Company’s two members of its Board of Directors, renders certain business development services to the Company. Royal HTM Group has also advanced money to the Company to fund its expenses, and is the Company’s majority shareholder.

4)	Royal HTM Group renders certain business development services to the Company. Beginning as of January 1, 2012, the monthly rate for such services is $2,500 (reduced from $10,000 per month in year 2011). Additionally, Royal HTM Group is entitled to a quarterly expense allowance of $5,000 for expenses incurred in connection with its business development services rendered to the Company

Balances

Payables to related parties consist of the following:

	DECEMBER 31,
	2012	2011
Amount due to Royal HTM Group	$3,627,000	$3,403,000

Accrued compensation due to the Company’s Chief Financial Officer	480,000	360,000

Accrued compensation due to the Company’s Chairman of the Board	2,087,000	1,790,000
	$6,194,000	$5,553,000

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

As of December 31, 2012 and 2011, there are no options issued and outstanding under the Company’s 2001 Omnibus Plan, as amended.

NOTE 8 - INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	DECEMBER 31,
	2012	2011
Income tax benefit at statutory rate of 34%	$216,000	$267,000
Change in valuation allowance	(216,000)	(267,000)
	$-	$-

Deferred tax assets consist of:

	DECEMBER 31,
	2011	2012
Deferred tax assets (liabilities):
Net operating loss carryforward	7,502,000	7,286,000
	7,502,000	7,286,000
Valuation allowance (see Note 2)	(7,502,000)	(7,286,000)
	$-	$-

For the year ended December 31, 2012, the Company had approximately $21,500,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2026. The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company is currently open to audit for all years ended December 31, 2001 to present because of its large NOL carryforwards. However, The Company is only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2009 to present; however, it does not currently have any ongoing tax examinations.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred subsequent to December 31, 2012 to the date these financial statements were issued and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial Statements.

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

As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2012, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended December 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

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

Directors and Executive Officers

Our officers are elected by, and serve at the pleasure of, our Board of Directors. The names and ages of our directors and executive officers as of December 31, 2012, are set forth below.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	66	Chairman of the Board of Directors and Chief Executive Officer

Jack Braverman	44	Director; Chief Financial Officer

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

Jack Braverman has served as a member of our Board of Directors and our Chief Financial Officer since January 2004 and has served as the Vice President, Treasurer and Secretary of Intercomsoft Limited, our wholly owned subsidiary, since May 2009 and beginning in June 2009 has served as a director of such subsidiary. Mr. Braverman has served as the President of Royal HTM Group, our majority shareholder, since October 2010 (and previously served as its President from December 1997 through April 2001 and its Vice President from May 2001 to September 2010), and as of October 2010 is a principal shareholder of such entity. Mr. Braverman holds a BA in Economics from the University of Western Ontario.

Board of Directors

Our By-laws provide, among other things, that the Board of Directors will consist of not less than two and not more than fifteen directors. All Directors serve for one year or such longer period until their successors are elected and qualify. The Board of Directors appoints our officers and their terms of office are, unless otherwise provided in employment contracts, at the discretion of the Board of Directors. In 2012 our Board of Directors was comprised of two members, who are related to one another. Mr. Birshtein, our Chairman of the Board and Chief Executive Officer, is the uncle of Mr. Braverman, who is a director and our Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

ITEM 10.	EXECUTIVE COMPENSATION

For the years ended December 31, 2012 and 2011, the following individuals were entitled to receive the following compensation for services rendered to us. See “Employment Agreements” for a description of compensation arrangements entered into by us with certain of our executive officers and directors.

Summary Compensation Table

		Annual Compensation				Long Term Compensation
						AWARDS
Name & Principal Position	Year	Salary ($)		Other Annual Compensation ($)		Securities Underlying Options/ SARs	All Other Compensation

Boris Birshtein	2012	$276,570	(1)	$21,600	(2)	-
Chairman of the Board	2011	$276,570	(1)	$21,600	(2)	-
Chief Executive Officer

Jack Braverman	2012	$120,000	(3)			-
Chief Financial Officer	2011	$120,000	(3)			-

(1)	Such amount was accrued but not paid to Mr. Birshtein.

(2)	Such amount represents a monthly expense allowance of $1,800, totaling $21,600 annually, which was accrued but not paid to Mr. Birshtein.

(3)	Such amount was accrued but not paid to Mr. Braverman.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

In 2012 there were no options issued or outstanding pursuant to the 2001 Omnibus Plan, as amended.

Compensation of Directors

Outside Directors, are entitled to receive an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period. During the fiscal years ended December 31, 2012 and 2011, we had no outside directors and, accordingly, there were no payments made to any outside Director.

Employment Agreements

The employment agreement with Boris Birshtein, our Chairman of the Board of Directors, expired on December 31, 2003 and was not renewed. Thereafter, pursuant to a letter agreement dated March 10, 2004 between he and us, Mr. Birshtein agreed to continue to serve as our Chairman of the Board of Directors on a month-to-month basis on substantially the same terms as were provided for in his prior employment agreement including, among other things, a monthly consulting fee of $23,047 and a monthly expense allowance of $1,800. We were unable to make any payments to Mr. Birshtein in years 2012 and 2011 and all of such amounts due to him have been accrued. In May 2008, Mr. Birshtein agreed to also serve as our Chief Executive Officer, a position for which he is not compensated.

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

As of December 31, 2012, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, there were no options issued or outstanding.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to shareholders who were known by us to be the beneficial owners of more than 5% of our common stock as of December 31, 2012, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with the Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty days of the date of the table are deemed beneficially owned by the holders of such securities. Subject to community property laws, where applicable, the persons or entities named in the table below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER (1)		PERCENT OF CLASS (1)

Boris Birshtein
1221 Avenue of the Americas, Suite 4200
New York, New York, 10020	43,284,500	(2)	43%

Royal HTM Group, Inc.
100 King Street West, Suite 5600
Toronto, Ontario M5X 1C9	69,275,000	(3)	69%

Jack Braverman
1221 Avenue of the Americas, Suite 4200
New York, NY 10020	35,637,500	(4)	35%

P.L.T. International, Inc
7300 Yonge Street
Toronto, Ontario L4J 7Y5	8,225,000		8%

All Executive Officers and
Directors as a Group (2 persons) (5)	77,922,000		78%

(1)	Based on a total of 100,472,328 shares of common stock issued and outstanding as of December 31, 2012.

(2)	Represents 4,737,000 shares of our common stock owned directly by Mr. Birshtein; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and one half of the 69,275,000 shares of our common stock owned by Royal HTM Group, of which Mr. Birshtein is a 50% shareholder.

(3)	Royal HTM Group is our majority shareholder. Mr. Birshtein and Mr. Braverman each own 50% of Royal HTM Group.

(4)	Represents 1,000,000 shares of our common stock owned directly by Mr. Braverman and one half of the 69,275,000 shares of our common stock owned by Royal HTM Group, of which Mr. Braverman is a 50% shareholder.

(5)	Includes Messrs. Birshtein and Braverman.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Boris Birshtein, Chairman of our Board of Directors and our Chief Executive Officer and Jack Braverman, a member of our Board of Directors and our Chief Financial Officer, own or control approximately 78% of our issued and outstanding shares of common stock.

Our Chief Executive Officer

During each of 2012 and 2011 we accrued $298,000 due to Mr. Birshtein for services related to his performance as the Chairman of the Board. We have been unable to pay any compensation to Mr. Birshtein in over six years and at December 31, 2012 we owe Mr. Birshtein approximately $2,087,000.

Our Chief Financial Officer

During each of 2012 and 2011, we accrued $120,000 in compensation due to Mr. Braverman related to his performance of services as our Chief Financial Officer. We have been unable to pay any compensation to Mr. Braverman in four years and at December 31, 2012 we owe Mr. Braverman approximately $480,000.

Our Majority Shareholder

Royal HTM Group, a Canadian company owned and controlled by Messrs. Birshtein and Braverman, is our majority shareholder and renders certain business development services to us. We agreed to pay Royal HTM Group certain fees and expenses in connection with such business development services, but have been unable to pay it any such amounts since 2006. During the year ended 2012 we accrued $30,000 for such business development services (at a rate of $7,500 per quarter) and in 2011 we accrued $120,000 for such business development services (at a rate of $10,000 per month). Additionally, in 2012, we accrued expenses due to Royal HTM Group of $20,000 and in 2011 accrued approximately $15,000 of expenses.

During 2012 Royal HTM Group lent us approximately $173,000 to cover on-going operating expenses and in 2011 Royal HTM Group lent us approximately $209,000 to cover on-going operating expenses and advanced approximately $37,000 on our behalf.

As of December 31, 2012, we owe Royal HTM Group approximately $3,627,000 representing accrued consulting fees as well as loans and advances to the Company since 2006 to cover on-going operating expenses. Such amount is non-interest bearing and is due on demand.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Paritz & Company, P.A. (“Paritz”) serves as our principal accountant. In 2012, Paritz billed us $25,500 for audit and review fees and $2,500 for tax return preparation and related fees. In 2011 Paritz billed us $25,500 for audit and review fees and $2,550 for tax return preparation and related fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of April, 2013.

TRIMOL GROUP, INC.

By:	/s/ Boris Birshtein
Name:	Boris Birshtein
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack Braverman
Name:	Jack Braverman
Title:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities set forth below, on April 16, 2013.

By:	/s/ Boris Birshtein
Name:	Boris Birshtein
Title:	Director

By:	/s/ Jack Braverman
Name:	Jack Braverman
Title:	Director

