Form 10-Q
period 2013-03-31
TRIMOL GROUP INC
filed 2013-05-15
CIK 1011733

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

March 31, 2013

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

Yes ☐  No ☒

As of May 15, 2013, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013

TRIMOL GROUP, INC.

Consolidated balance sheet
(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$15,000	$15,000

TOTAL CURRENT ASSETS	15,000	15,000

TOTAL ASSETS	$15,000	$15,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$6,247,000	$6,194,000
Accrued expenses	827,000	833,000

TOTAL CURRENT LIABILITIES	7,074,000	7,027,000

SHAREHOLDERS’ DEFICIENCY:
Preferred Stock: $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock: $0.01 par value, 130,000,000 shares authorized, 100,472,328 shares issued and outstanding at March 31, 2013 and December 31, 2012	1,005,000	1,005,000
Additional paid-in capital	5,739,000	5,739,000
Accumulated deficit	(13,803,000)	(13,756,000)

TOTAL SHAREHOLDERS’ DEFICIENCY	(7,059,000)	(7,012,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$15,000	$15,000

The accompanying notes are an integral part of the financial statements

4

TRIMOL GROUP, INC.

Consolidated statement of operations
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

REVENUES	$0	$0

OPERATING EXPENSES	47,000	151,000

NET LOSS	$(47,000)	$(151,000)

Net loss per share (basic and diluted)	(.000)	(.002)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of cash flows
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(47,000)	$(151,000)

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	15,000	115,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	(6,000)	3,000

NET CASH USED IN OPERATING ACTIVITIES	(38,000)	(33,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	38,000	34,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	38,000	34,000

INCREASE IN CASH	-	1,000

CASH – BEGINNING OF PERIOD	15,000	12,000

CASH – END OF PERIOD	$15,000	$13,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Notes to the consolidated financial statements

MARCH 31, 2013

(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or any other period.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared in conformity with GAAP, which contemplates the Company’s continuation as a going concern.

As of March 31, 2013, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006. Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $7,059,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make assumptions, estimates and judgments that affect the amounts reported in these consolidated interim financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making required judgments and estimates. Actual results could differ materially from those estimates. The significant accounting policies which the Company believes are most critical to aid in fully understanding or evaluating its reported financial results are set forth in Note 3 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC and dated April 16, 2013.

NOTE 4 – OPERATIONS

Although the Company is seeking business opportunities, as of March 31, 2013, and for the past six years, it did not have any operations other than administrative operations and has not generated any revenue since 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Three Months Ended March 31,
	2013	2012
Compensation and related expenses to the Chairman (1)	$7,500	$74,000

Compensation to the Chief Financial Officer (2)	7,500	30,000

Cash advance from Royal HTM Group, Inc. (3)	38,000	34,000

Business development services (4)	-	12,000

	$53,000	$150,000

1)	Mr. Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) and its Chief Executive Officer. Mr. Birshtein owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

2)	Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer. Mr. Braverman owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

3)	Although it is under no obligation to do so, Royal HTM Group, Inc., a Canadian company owned by Messrs Birshtein and Braverman, lends funds to the Company (and advances funds on its behalf) to cover the Company’s on-going expenses.

4)	Royal HTM Group, Inc. renders certain business development services to the Company. During the fiscal year 2012, the monthly fee for such services was $2,500, together with a quarterly expense allowance of $5,000. Effective January 1, 2013 we will no longer accrue any fees or expenses related to such business development services.

Balances

As of March 31, 2013 payables to related parties consist of the following:

Amount due to Royal HTM Group, Inc.	$3,665,000

Accrued compensation due to the Chief Financial Officer	487,000

Accrued compensation due to the Chairman	2,095,000
$6,247,000

These amounts are non-interest bearing and due on demand.

NOTE 6 - STOCK COMPENSATION PLANS

During the three months ended March 31, 2013, the Company did not issue any options to purchase its common stock. As of March 31, 2013, there were no options outstanding pursuant to the Company’s 2001 Omnibus Plan, as amended.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred subsequent to March 31, 2013 up to the date these financial statements were issued and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections in this Quarterly Report, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, as well as our unaudited consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Such financial statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. We expressly disclaim any obligation or undertaking to update these financial statements in the future.

Description of the Company

Although the Company is seeking business opportunities, as of March 31, 2013, and since 2006, we did not have any business operations that generated revenue.

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

RESULTS OF OPERATIONS

During the three month period ended March 31, 2013, our operations consisted solely of administrative activities, activities concerning exploration of potential business opportunities and those activities related to pursuing breach of contract claims against the Republic of Moldova as more fully described herein in Part II Item 1 – Legal Proceedings.

Comparison of Three Month Period Ended March 31, 2013 and March 31, 2012

During the three months ended March 31, 2013, we did not generate any revenues from operations and similarly generated no revenues in the comparable periods in 2012.

Total operating expenses for the three months ended March 31, 2013 were approximately $47,000 and were $151,000 in the comparable three month period in 2012. All of such expenses consisted of general corporate and administrative expenses. The reduction in operating expenses in the three month period ended March 31, 2013, as compared to the three months ended March 31, 2012 was the result of a significant reduction in the compensation accrued and due to our officers.

Such operating expenses resulted in a net loss of approximately $47,000 for the three month period ended March 31, 2013, as compared to a net loss of approximately $151,000 for the three month period ended March 31, 2012.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter of 2006. At March 31, 2013 our cash balance was approximately $15,000 which is not sufficient to fund our operating expenses for the foreseeable future.

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

Our assets are nominal and our liabilities currently exceed our assets by approximately $7,059,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three month period ended March 31, 2013 and as of such date we have no options to purchase shares of our common stock issued or outstanding.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Our Chief Executive Officer

During the three month period ended March 31, 2013, we accrued $2,500 per month in compensation to Mr. Birshtein related to his services as the Chairman of the Board and our Chief Executive Officer. At March 31, 2013 we owe Mr. Birshtein approximately $2,095,000 of accrued compensation and expenses.

Our Chief Financial Officer

During the three month period ended March 31, 2013, we accrued $2,500 per month in compensation due to Mr. Braverman related to his services as our Chief Financial Officer. At March 31, 2013, we owe Mr. Braverman approximately $487,000 of accrued compensation.

Our Majority Shareholder

Royal HTM Group, Inc., a Canadian company owned and controlled by Messrs Birshtein and Braverman, is our majority shareholder and has rendered certain business development services to us. During the year 2012 we accrued $30,000 for such services. As of January 1, 2013, we modified such arrangement and will no longer accrue any amounts due to Royal HTM Group for such business development services. According, we did not accrue amounts due to Royal HTM Group during the three month period ended March 31, 2013 whereas in the comparative period in 2012 we accrued $7,500 ($2,500 per month) for such services.

Beginning in April 2011, we agreed to an expense allowance of $5,000 per quarter related to expenses of Royal HTM Group, Inc. in connection with such business development services rendered to us. In January of 2013 we terminated such expense allowance and did not accrue any expenses during the three months ended March 31, 2013, whereas in the comparative period in 2012, we accrued $5,000. As of March 31, 2013, we have accrued $35,000 for such expenses since entering into such arrangement in April 2011.

We have not generated any revenue since April 2006 and since such time have borrowed funds from Royal HTM Group, Inc. to cover our on-going expenses. During the three month period ended March 31, 2013, Royal HTM Group, Inc. lent us approximately $38,000 to cover our on-going expenses and lent us $34,000 in the comparative period in 2012.

As of March 31, 2013, we owe Royal HTM Group, Inc. approximately $3,665,000. Such amount includes accrued consulting fees and expenses as well as loans and advances, all of which are non-interest bearing and are due on demand.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended March 31, 2013:

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

TRIMOL GROUP, INC.

Date: May 15, 2013	By:	/s/ Boris Birshtein
	Name:	Boris Birshtein
	Title:	Chief Executive Officer

	By:	/s/ Jack Braverman
	Name:	Jack Braverman
	Title:	Chief Financial Officer

