Form 10-Q
period 2013-09-30
TRIMOL GROUP INC
filed 2013-11-14
CIK 1011733

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2013

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
Yes ☐  No ☒

As of November 14, 2013, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

TABLE OF CONTENTS

FORM 10-Q
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013

TRIMOL GROUP, INC.

Consolidated balance sheet
(UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS

Current assets:
Cash	$7,000	$15,000

TOTAL CURRENT ASSETS	7,000	15,000

TOTAL ASSETS	$7,000	$15,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$6,348,000	$6,194,000
Accrued expenses	828,000	833,000

TOTAL CURRENT LIABILITIES	7,176,000	7,027,000

SHAREHOLDERS’ DEFICIENCY:
Preferred Stock: $1.00 par value, 10,000 shares authorized,
no shares issued and outstanding
Common Stock: $0.01 par value, 130,000,000 shares
authorized, 100,472,328 shares issued and outstanding
at September 30, 2013 and December 31, 2012	1,005,000	1,005,000
Additional paid-in capital	5,739,000	5,739,000
Accumulated deficit	(13,913,000)	(13,756,000)

TOTAL SHAREHOLDERS’ DEFICIENCY	(7,169,000)	(7,012,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$7,000	$15,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of operations
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	157,000	474,000	55,000	156,000

NET LOSS	$(157,000)	$(474,000)	$(55,000)	$(156,000)

Net loss per share (basic and diluted)	(.002)	(.005)	(.001)	(.002)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of cash flows
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157,000)	$(474,000)

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	45,000	350,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	(5,000)	(8,000)

NET CASH USED IN OPERATING ACTIVITIES	(117,000)	(132,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	109,000	135,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	109,000	135,000

INCREASE IN CASH	8,000	3,000

CASH – BEGINNING OF PERIOD	15,000	12,000

CASH – END OF PERIOD	$7,000	$15,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
Notes to the consolidated financial statements
SEPTEMBER 30, 2013
(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited financial statements have been prepared ~~in~~ accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or any other period.

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

As of September 30, 2013, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006. Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $7,169,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – OPERATIONS

Although the Company is seeking business opportunities, as of September 30, 2013, and for over six years, it did not have any operations other than administrative operations and has not generated any revenue since April 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions
	Nine Months Ended September 30,
	2013	2012

Compensation and related expenses to the Chairman (1)	$22,000	$222,000

Compensation to the Chief Financial Officer (2)	22,000	90,000

Cash advance from Royal HTM Group, Inc. (3)	109,000	135,000

Business development services (4)	-	33,000

	$153,000	$480,000

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

4)
Royal HTM Group, Inc. renders certain business development services to the Company. During the 2012 fiscal year, the monthly fee for such services was $2,500, together with a quarterly expense allowance of $5,000. Effective January 1, 2013 the Company no longer accrues any fees or expenses related to such business development services.

Balances

As of September 30, 2013, payables to related parties consist of the following:

Amount due to Royal HTM Group, Inc.	$3,736,000

Accrued compensation due to the Chief Financial Officer	503,000

Accrued compensation due to the Chairman	2,109,000
$6,348,000

These amounts are non-interest bearing and due on demand.

NOTE 6 - STOCK COMPENSATION PLANS

During the nine months ended September 30, 2013, the Company did not issue any options to purchase its common stock. As of September 30, 2013, there were no options outstanding pursuant to the Company’s 2001 Omnibus Plan, as amended.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred subsequent to September 30, 2013, to the date these financial statements were issued, and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in these financial statements.

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

Description of the Company

Although the Company is seeking business opportunities, as of September 30, 2013, and since April 2006, we did not have any business operations that generated revenue.

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

RESULTS OF OPERATIONS

During the three and nine month periods ended September 30, 2013, our operations consisted solely of administrative activities, activities concerning exploration of potential business opportunities and those activities related to pursuing breach of contract claims against the Republic of Moldova as more fully described herein in Part II Item 1 – Legal Proceedings.

Comparison of Three and Nine Month Periods Ended September 30, 2013 and September 30, 2012

During the three and nine months ended September 30, 2013, we did not generate any revenues from operations and similarly generated no revenues in the comparable periods in 2012.

Total operating expenses for the three months ended September 30, 2013 were approximately $55,000, and were $156,000 in the comparable three month period in 2012. Such expenses totaled approximately $157,000 for the nine months ended September 30, 2013 and $474,000 in the comparative period in 2012. All of such expenses consisted of general corporate and administrative expenses. The reduction in operating expenses in the three and nine month periods ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, were the result of a significant reduction in the compensation accrued and due to our officers as well as a reduction in the expenses related to business development activities.

Such operating expenses resulted in a net loss from operations of approximately $55,000 and $157,000 for the three and nine month periods ended September 30, 2013, respectively, as compared to a net loss of approximately $156,000 and $474,000 for the three and nine month periods ended September 30, 2012, respectively.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter of 2006. At September 30, 2013, our cash balance was approximately $7,000 which is not sufficient to fund our operating expenses for the foreseeable future.

For more than six years, we have funded our operating expenses from loans and advances provided by our Chairman of the Board and Royal HTM Group, Inc., our majority shareholder, a company owned and controlled by our Chief Executive Officer and Chief Financial Officer, who also serve as the two members of our Board of Directors. We are dependent upon these loans and advances to fund our future operating expenses.

None of our officers, directors or shareholders are under any obligation to provide us with any future loans or advances. However, if they do not loan or advance us funds at a time when funds are necessary, we may be forced to suspend our limited operations.

Our assets are nominal and our liabilities currently exceed our assets by approximately $7,169,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three and nine month periods ended September 30, 2013, and as of such date we have no options to purchase shares of our common stock issued or outstanding.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of September 30, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

The Moldovan Proceeding

In November 2010, the Moldovan Defendants commenced an action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006 and seeking reimbursement of certain legal costs (the “Moldovan Proceeding”). Intercomsoft asserted a counterclaim seeking redress for various claims and damages, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. In July 2011 the District Court in Chisinau, Moldova issued a Judgment rejecting the Moldovan Defendants’ claim for reimbursement of legal costs as unfounded, and awarded approximately $35.6 million in damages to Intercomsoft. The Moldovan Defendants appealed the decision of the Moldovan District Court to the Economic Appeal Court in Chisinau, Moldova and in December 2011 the Appeal Court partially upheld the Judgment of the District Court, similarly rejecting the Moldovan Defendants’ claim, and reduced the damage award to Intercomsoft to approximately $20.75 million. The Moldovan Defendants further appealed the decision of the Appeal Court to the Supreme Court of Justice in Moldova. In September 2012, the Supreme Court of Justice partially upheld the judgment of the Economic Appeal Court rejecting the Moldovan Defendants’ claim and further reduced the damage award to Intercomsoft to approximately $4 million. The Moldovan Defendants had a right to appeal that judgment if such appeal was filed on or before November 15, 2012. To date, Intercomsoft has not been notified that any further appeal was filed. There can be no assurance as to the outcome of such legal action.

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

Our Chief Executive Officer

During the three and nine month periods ended September, 2013, we accrued $2,500 per month in compensation to Mr. Birshtein related to his services as our Chief Executive Officer. At September 30, 2013, we owe Mr. Birshtein approximately $2,109,000 of accrued compensation and expenses.

Our Chief Financial Officer

During the three and nine month periods ended September 30, 2013, we accrued $2,500 per month in compensation due to Mr. Braverman related to his services as our Chief Financial Officer. At September 30, 2013, we owe Mr. Braverman approximately $503,000 of accrued compensation.

Our Majority Shareholder

Royal HTM Group, Inc., a Canadian company owned and controlled by Messrs Birshtein and Braverman, is our majority shareholder and has rendered certain business development services to us. During 2012, we accrued $30,000 for such services. As of January 1, 2013, we modified such arrangement and no longer accrue any amounts due to Royal HTM Group, Inc. for such business development services. According, we did not accrue any amounts due to Royal HTM Group, Inc. during the three and nine month periods ended September 30, 2013 whereas in the comparative three and nine month periods in 2012 we accrued $7,500 and $22,500, respectively ($2,500 per month) for such services.

Beginning in April 2011, we agreed to pay Royal HTM Group, Inc. an expense allowance of $5,000 per quarter related to expenses in connection with business development services rendered to us. In January of 2013, we terminated such expense allowance and did not accrue any amount for such expenses during the three and nine months ended September 30, 2013, whereas in the comparative three and nine month periods in 2012, we accrued $5,000 and $15,000, respectively. As of September 30, 2013, we have accrued $35,000 for such expenses since entering into such arrangement in April 2011.

We have not generated any revenue since April 2006, and since such time have borrowed funds from Royal HTM Group, Inc. to cover our on-going expenses. During the nine month period ended September 30, 2013, Royal HTM Group, Inc. lent us approximately $109,000 to cover our on-going expenses and lent us $135,000 in the comparative period in 2012.

As of September 30, 2013, we owe Royal HTM Group, Inc. approximately $3,736,000. Such amount includes accrued consulting fees and expenses as well as loans and advances, all of which are non-interest bearing and are due on demand.

ITEM 6.                    EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2013:

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

TRIMOL GROUP, INC.

Date: November 14, 2013	By: /s/ Boris Birshtein
Name: Boris Birshtein
Title: Chief Executive Officer

By: /s/ Jack Braverman
Name: Jack Braverman
Title: Chief Financial Officer

