Form 10-Q
period 2014-06-30
TRIMOL GROUP INC
filed 2014-08-19
CIK 1011733

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

June 30, 2014

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

Yes ☐  No ☒

As of August 14, 2014, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2014

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

TRIMOL GROUP, INC.

Consolidated balance sheet

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS

Current assets:
Cash	$8,000	$12,000

TOTAL CURRENT ASSETS	8,000	12,000

TOTAL ASSETS	$8,000	$12,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$6,482,000	$6,405,000
Accrued expenses	838,000	836,000

TOTAL CURRENT LIABILITIES	7,320,000	7,241,000

SHAREHOLDERS’ DEFICIENCY:
Preferred Stock: $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock: $0.01 par value, 130,000,000 shares authorized, 100,472,328 shares issued and outstanding at June 30, 2014 and December 31, 2013	1,005,000	1,005,000
Additional paid-in capital	5,739,000	5,739,000
Accumulated deficit	(14,056,000)	(13,973,000)

TOTAL SHAREHOLDERS’ DEFICIENCY	(7,312,000)	(7,229,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$8,000	$12,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of operations

(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES	83,000	102,000	44,000	55,000

NET LOSS	$(83,000)	$(102,000)	$(44,000)	$(55,000)

Net loss per share (basic and diluted)	(.000)	(.006)	(.000)	(.000)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Consolidated statement of cash flows

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(83,000)	$(102,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	30,000	30,000

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	2,000	(6,000)

NET CASH USED IN OPERATING ACTIVITIES	(51,000)	(78,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related parties	47,000	71,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	47,000	71,000

(DECREASE) INCREASE IN CASH	(4,000)	(7,000)

CASH – BEGINNING OF PERIOD	12,000	15,000

CASH – END OF PERIOD	$8,000	$8,000

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

Notes to the consolidated financial statements

JUNE 30, 2014

(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014 or any other period.

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

As of June 30, 2014, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006. Further, as shown on the accompanying balance sheet, the Company’s liabilities exceeded its assets by approximately $7,312,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The preparation of the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make assumptions, estimates and judgments that affect the amounts reported in these consolidated interim financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making required judgments and estimates. Actual results could differ materially from those estimates. The significant accounting policies which the Company believes are most critical to aid in fully understanding or evaluating its reported financial results are set forth in Note 3 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC and dated April 15, 2014.

NOTE 4 – OPERATIONS

Although the Company is seeking business opportunities, as of June 30, 2014, and since April 2006, it did not have any operations other than administrative operations and has not generated any revenue since 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Six Months Ended June 30,
	2014	2013

Compensation and related expenses to the Chairman (1)	$15,000	$15,000

Compensation to the Chief Financial Officer (2)	15,000	15,000

Cash advance from Royal HTM Group, Inc. (3)	47,000	71,000

	$77,000	$101,000

1)	Boris Birshtein serves as the Company’s Chairman of the Board of Directors (the “Chairman”) and its Chief Executive Officer. Mr. Birshtein owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

2)	Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer. Mr. Braverman owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

3)	Although it is under no obligation to do so, Royal HTM Group, Inc., a Canadian company owned by Messrs Birshtein and Braverman, lends funds to the Company (and advances funds on its behalf) to cover the Company’s on-going expenses.

Balances

As of June 30, 2014 payables to related parties consist of the following:

Amount due to Royal HTM Group, Inc.	$3,824,000

Accrued compensation due to the Chief Financial Officer	525,000

Accrued compensation due to the Chairman	2,133,000
$6,482,000

These amounts are non-interest bearing and due on demand.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred subsequent to June 30, 2014 up to the date these financial statements were issued and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial statements.

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

Description of the Company

Although the Company is seeking business opportunities, as of June 30, 2014, and since April 2006, we did not have any business operations that generated revenue.

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

RESULTS OF OPERATIONS

During the three and six month periods ended June 30, 2014, our operations consisted solely of administrative activities, activities concerning exploration of potential business opportunities and those activities related to pursuing breach of contract claims against the Republic of Moldova as more fully described herein in Part II Item 1 – Legal Proceedings.

Comparison of Three and Six Month Periods Ended June 30, 2014 to June 30, 2013

During the three and six months ended June 30, 2014, we did not generate any revenues from operations and similarly generated no revenues in the comparable periods in 2013.

Total operating expenses for the three months ended June 30, 2014 were approximately $44,000, and were $55,000 in the comparable three month period in 2013. Total operating expenses for the six months ended June 30, 2014 were approximately $83,000 and were $102,000 in the comparable period in 2013.

Such operating expenses resulted in a net loss from operations of approximately $44,000 and $55,000 for the three month periods ended June 30, 2014 and 2013, respectively and $83,000 and $102,000 for the six month periods ended June 30, 2014 and 2013.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter of 2006. At June 30, 2014 our cash balance was approximately $8,000 which is not sufficient to fund our operating expenses for the foreseeable future.

Since approximately April 2006, we have funded our operating expenses from loans and advances provided by our Chairman of the Board and Royal HTM Group, Inc., our majority shareholder, a company owned and controlled by our Chief Executive Officer and Chief Financial Officer, who also serve as the two members of our Board of Directors. We are dependent upon these loans and advances to fund our future operating expenses.

None of our officers, directors or shareholders are under any obligation to provide us with any future loans or advances. However, if they do not loan or advance us funds at a time when funds are necessary, we may be forced to suspend our limited operations.

Our assets are nominal and our liabilities currently exceed our assets by approximately $7,312,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three or six month periods ended June 30, 2014, and as of such date we have no options to purchase shares of our common stock issued or outstanding.

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

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of June 30, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Our Chief Executive Officer

During the three and six month periods ended June 30, 2014, we accrued $2,500 per month in compensation to Mr. Birshtein related to his services as our Chief Executive Officer. At June 30, 2014, we owe Mr. Birshtein approximately $2,133,000 of accrued compensation and expenses.

Our Chief Financial Officer

During the three and six month periods ended June 30, 2014, we accrued $2,500 per month in compensation due to Mr. Braverman related to his services as our Chief Financial Officer. At June 30, 2014, we owe Mr. Braverman approximately $525,000 of accrued compensation.

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

We have not generated any revenue since April 2006, and since such time have borrowed funds from Royal HTM Group, Inc. to cover our on-going expenses. During the six month period ended June 30, 2014, Royal HTM Group, Inc. lent us approximately $47,000 to cover our on-going expenses and lent us $71,000 in the comparative period in 2013.

As of June 30, 2014, we owe Royal HTM Group, Inc. approximately $3,824,000. Such amount includes accrued consulting fees and expenses as well as loans and advances, all of which are non-interest bearing and are due on demand.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended June 30, 2014:

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

TRIMOL GROUP, INC.

Date: August 19, 2014	By:	/s/ Boris Birshtein
	Name:	Boris Birshtein
	Title:	Chief Executive Officer

	By:	/s/ Jack Braverman
	Name:	Jack Braverman
	Title:	Chief Financial Officer

