Form 10-K
period 2014-12-31
TRIMOL GROUP INC
filed 2015-07-31
CIK 1011733

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 000-26971

TRIMOL GROUP, INC.
(Name of Registrant as specified in its charter)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§ 229/405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Registrant’s revenues for fiscal year ended December 31, 2014 were $0.

The aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $160,000 as of June 30, 2014, which is the last business day of the Registrant’s most recently completed second fiscal quarter, computed on the basis of a closing price of $0.008 per share on such date of the Registrant’s common stock as reported on the National Association of Securities Dealers, Inc.’s Over the Counter Bulletin Board.

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

Transitional Small Business Disclosure Format (check one): Yes ☑ No ☐

The number of shares outstanding of the Registrant’s common stock, as of July 14, 2015 was 100,472,328.

TABLE OF CONTENTS

Trimol Group Inc.

Annual Report on Form 10-K

Year Ended December 31, 2014

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Description of the Company

Trimol Group Inc. (OTCBB: TMOL) is a Delaware corporation. Although we are seeking business opportunities, as of December 31, 2014, and for the past eight years, we have not had any business operations that generated revenue.

Intercomsoft Limited (“Intercomsoft”) is our wholly owned subsidiary. Although its does not currently have any business operations, through April 2006, pursuant to a Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, Intercomsoft provided Moldova with a National Register of Population and a National Passport System. Under the terms of the Supply Agreement Intercomsoft supplied all of the equipment, technology, software, materials and consumables utilized by the Government of Moldova for the production of all national passports, drivers’, licenses, vehicle permits, identification cards and other government authorized identification documents used in the Republic of Moldova. Moldova has asserted that the Supply Agreement expired by its terms on April 29, 2006 and was not renewed. The non-renewal of the Supply Agreement has been disputed by Intercomsoft and is the subject of two pending legal actions. (See Item 3 - Legal Proceedings).

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

Transfer Agent

The transfer agent and registrar for our common stock is Interstate Transfer Company, 1571 Roycroft Place, Suite C, Salt Lake City, Utah 84121.

ITEM 1A.	RISK FACTORS

You should carefully review and consider the following risks, as well as all other information contained in this Annual Report or incorporated herein by reference, including our consolidated financial statements and the notes to those statements, before you decide to purchase any shares of our common stock. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material could also nevertheless occur and materially adversely affect our business, financial condition, results of operations, or cash flows. In any case, the value of the shares of our common stock could further decline and you could lose all or a portion of your investment in such shares. To the extent any of the information contained in this Annual Report constitutes forward-looking statements or information, the risk factors set forth below must be considered cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely affect our financial condition, results of operations or cash flows. See also, “Statement Regarding Forward-Looking Statements” in Item 6.

Risks Related to Our Current Financial Condition

We have no current source of revenue.

We did not generate any revenue for the year ended December 31, 2014 nor did we generate any revenue in the year ended December 31, 2013, and we have not generated any revenue since 2006.

We have no current business activities that generate revenue.

Although the Company is currently exploring opportunities, it is not currently engaged in any business activities that generate revenue.

Our liabilities significantly exceed our assets.

As of December 31, 2014 our liabilities exceeded our assets by approximately $7,411,000. This factor, among others, raises substantial doubt about our ability to continue as a going concern.

The loss of our executive officers or key personnel would adversely affect our business.

While we continue to seek business opportunities, we have limited operations that consist mainly of administrative and shareholder related activities. Our ability to restructure the business will be dependent on the services of our executive officers and certain key individuals. If we are unable to compensate our existing or future executives we will likely lack the required leadership to restructure our business.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements as of December 31, 2014, have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our independent registered public accounting firm has issued a report on these financial statements that includes a paragraph referring to the fact that we have not generated any revenues, have a stockholders’ deficiency and expressing substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, among other things, our ability to obtain additional equity financing or other capital and, ultimately, to generate revenue and become profitable. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks Related to our Wholly Owned Subsidiary Intercomsoft Limited (“Intercomsoft”)

Intercomsoft has no operations.

Intercomsoft has had no operations since 2006 and does not contemplate engaging in any future business activities

Intercomsoft (and the Company) is the party to two legal actions.

Intercomsoft is a party in two pending legal actions (as more fully described in Item 3 - Legal Proceedings). Such legal actions have been ongoing for many years and there can be no assurance as to the outcome of either action.

Intercomsoft operated in the Republic of Moldova.

Intercomsoft formerly operated in the Republic of Moldova, a country with a historically uncertain economic and political climate. This may have a material adverse impact on our ability to collect on a judgment, if any, that may result from the aforementioned pending legal actions which are more fully detailed in Item 3 – Legal Proceedings.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be inaccurate.

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

We currently intend to retain all future earnings, if any, to finance our contemplated future business activities and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

During 2014, the shares of our common stock traded on the OTCBB at prices ranging from a low of $0.009 to a high of $0.01 per share. Comparatively, during 2013, the shares of our common stock traded at prices ranging from a low of $0.001 to a high of $0.05 per share. The market price of the shares of our common stock, like the securities of many other over-the-counter publicly traded companies, may be highly volatile. Factors such as sales of large numbers of shares of our common stock by existing stockholders and general market and economic conditions may have a significant effect on the market price of our common stock. In addition, U.S. stock markets have experienced extreme price and volume fluctuations in the past. This volatility has significantly affected the market prices of securities of many companies, for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Trading in our common stock over the last twelve months has been limited, so investors may not be able to sell their shares at prevailing prices.

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

We cannot predict whether an active market for our common stock will develop in the future. In the absence of an active trading market:

•	Investors may have difficulty buying and selling shares of our common stock or obtaining market quotations;
•	Market visibility for shares of our common stock may be limited; and
•	Lack of visibility for shares of our common stock may have a depressive effect on its market price.

Penny stock regulations may impose certain restrictions on marketability of our securities

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination as to the purchase of such securities and receive the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the SEC rules require the delivery, prior to the transaction, of a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

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

Shares eligible for future sale may adversely affect the market

From time to time, certain of our shareholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. Of the 100,472,328 shares of our common stock issued and outstanding as of December 31, 2014, all shares have been issued for more than six months and are eligible for sale in compliance with Rule 144(k).

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

Item 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We maintain our office at 1221 Avenue of the Americas, Suite 4200, New York, New York 10020, on a month-to-month tenancy.

ITEM 3.	LEGAL PROCEEDINGS

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

The Moldovan Proceeding

In November 2010, the Moldovan Defendants commenced an action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006 and seeking reimbursement of certain legal costs (the “Moldovan Proceeding”). Intercomsoft asserted a counterclaim seeking redress for various claims and damages for breach of the Supply Agreement, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. In 2013, the Supreme Court of Moldova annulled the September 2012 judgement of the Economic Appeal Court in favor of Intercomsoft and remanded the proceeding to a lower court for reconsideration. There can be no assurance as to the outcome of this action.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High	Low

December 31, 2014	$0.015	$0.009
September 30, 2014	$0.008	$0.009
June 30 2014	$0.01	$0.008
March 31, 2014	$0.01	$0.008

Quarter Ended	High	Low

December 31, 2013	$0.02	$0.006
September 30, 2013	$0.02	$0.004
June 30, 2013	$0.02	$0.005
March 31, 2013	$0.05	$0.001

Holders of Record

At December 31, 2014, there were 415 record holders of our common stock. The number of record holders was determined from the Company’s shareholder records maintained by the Company’s transfer agent.

Dividends

There are no restrictions that limit our ability to pay dividends, other than those generally imposed by applicable state law. We have not declared any cash dividends on our common stock for the last two fiscal years and do not anticipate declaring any in the near future. The future payment of dividends, if any, on our common stock is within the sole discretion of the Board of Directors and will depend, in part, on establishing business activities and on our earnings, capital requirements, financial condition, and other relevant factors, as determined by the Board.

Sale or Issuance of Securities

There were no issuances or sales by us of our securities during year 2014 or 2013.

As of December 31, 2014, there were no options issued and outstanding under the 2001 Omnibus Plan, as amended, nor were there any options outside of such Plan issued and outstanding.

Submission of Matters to a Vote of the Security Holders

No matters were submitted during the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Results of Operations

General

Although it is seeking business opportunities, the Company did not engage in any business operations that generated revenue in year 2014 or 2013.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

During the years ended December 31, 2014 and December 31, 2013 we generated no revenue.

Total expenses for the year ended December 31, 2014 were $182,000 and were $217,000 for the year ended December 31, 2013, all of which were general corporate and administrative expenses. Such amounts include accrued compensation due to our officers in the amount of approximately $60,000 in each of years 2014 and 2013.

As a result of the foregoing, we had a net loss from operations in 2014 of $182,000 and a net loss from operations of $217,000 in 2013.

Liquidity & Capital Resources

We have no operations that generate revenue, and have had no operations that generate revenues since 2006. At December 31, 2014 our cash balance was approximately $10,000 which is not sufficient to fund our operating expenses for the foreseeable future.

Since 2006, we have funded our operating expenses from loans and advances provided by our Chairman of the Board and Royal HTM Group, Inc., our majority shareholder, a company owned and controlled by the two members of our Board of Directors. We are dependent upon these loans and advances to fund our future operating expenses. None of our officers, directors or shareholders are under any obligation to provide us with any future loans or advances. However, if they do not loan or advance funds to us at a time when funds are necessary, we may be forced to suspend our operations.

Our assets are nominal and our liabilities currently exceed our assets by approximately $7,411,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

We will need to establish future business activities in order to sustain continued operations.

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

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Trimol Group, Inc.

We have audited the accompanying consolidated balance sheets of Trimol Group, Inc. and its subsidiary (the “Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in shareholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated any revenue since April 2006 and, as shown on the accompanying balance sheet, the Company has a shareholder’s deficiency of $7,411,000 at December 31, 2014. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
Date: July 27, 2015

TRIMOL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2014	2013

ASSETS

Current assets:
Cash	$10,000	$12,000
Total current assets	10,000	12,000

TOTAL ASSETS	$10,000	$12,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$6,565,000	$6,405,000
Accrued expenses	856,000	836,000

TOTAL CURRENT LIABILITIES AND LIABILITIES	7,421,000	7,241,000

SHAREHOLDERS DEFICIENCY
Preferred Stock; $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock; $0.01 par value, 130,000,000 shares authorized 100,472,328 issued and outstanding at December 31, 2014 and December 31, 2013	1,005,000	1,005,000
Additional Paid In Capital	5,739,000	5,739,000
Retained Earnings	(14,155,000)	(13,973,000)
TOTAL SHAREHOLDERS’ DEFICIENCY	(7,411,000)	(7,229,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$10,000	$12,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2014	2013

REVENUES	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	182,000	217,000

NET LOSS	$(182,000)	$(217,000)

Net loss per share (Basic and Diluted)	$(.00)	$(.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING-BASIC AND DILUTED	100,472,328	100,472,328

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY

	COMMON STOCK		ADDITIONAL
	SHARES		PAID-IN
	OUTSTANDING	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE - JANUARY 1, 2013	100,472,328	$1,005,000	$5,739,000	$(13,756,000)	$(7,012,000)

NET LOSS	-	-	-	(217,000)	(217,000)

BALANCE - DECEMBER 31, 2013	100,472,328	1,005,000	5,739,000	(13,973,000)	(7,229,000)

NET LOSS	-	-	-	(182,000)	(182,000)

BALANCE - DECEMBER 31, 2014	100,472,328	$1,005,000	$5,739,000	$(14,155,000)	$(7,411,000)

The accompanying notes are an integral part of the financial statements

TRIMOL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,000)	$(217,000)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Accrued expenses to related parties	60,000	60,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accrued expenses	20,000	3,000

NET CASH USED IN OPERATING ACTIVITIES	(102,000)	(154,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related parties	100,000	151,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	151,000

(DECREASE) IN CASH	(2,000)	(3,000)

CASH - BEGINNING OF YEAR	12,000	15,000

CASH - END OF YEAR	$10,000	$12,000

The accompanying notes are an integral part of the financial statements.

TRIMOL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Trimol Group, Inc. (the “Company”) was incorporated in 1953 in Delaware. Although the Company is seeking business opportunities, as of December 31, 2014, and for the past eight years, it did not have any operations other than administrative operations and did not have any business operations that generated revenue.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. However, the Company does not have any current operations that generate revenue and has not generated any revenue since April 2006. Further, as shown on the accompanying consolidated balance sheet, the Company has a shareholder’s deficiency of $7,411,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

Historically, revenue from Intercomsoft was recognized upon the quantity of product (number of computerized documents) produced during the period reported. However, Intercomsoft did not generate any revenue in year 2014 or in year 2013, nor has it generated revenue since April 2006.

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

The Swiss Proceeding

In March 2009, Intercomsoft commenced an action in the court of first instance in Geneva Switzerland for the appointment of an arbitration tribunal in connection with its claims against the Ministry of Economics of the Republic of Moldova and the Government of the Republic of Moldova (the “Moldovan Defendants”) seeking damages for breach of contract and an injunction to prohibit Moldova from further producing essential government documents for the Republic of Moldova including passports, driver’s licenses, permits and national identification documents which Intercomsoft had produced from 1996 to 2006, pursuant to the terms of the ten year Supply Agreement (the “Swiss Proceeding”). The Swiss court granted Intercomsoft’s request to establish an ad hoc arbitration panel to hear the merits of its claims in such proceeding.  Such action is pending and there can be no assurances as to its outcome.

The Moldovan Proceeding

In November 2010, the Moldovan Defendants commenced an action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006 and seeking reimbursement of legal costs (the “Moldovan Proceeding”). Intercomsoft asserted a counterclaim seeking redress for various claims and damages for breach of the Supply Agreement, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. A judgement issued in favor of Intercomsoft in September 2012 was annulled in 2013 and was remanded to a lower court for reconsideration. There can be no assurance as to the outcome of such legal action.

NOTE 5 - SHAREHOLDERS’ EQUITY

The Company has authorized 130,000,000 shares of $0.01 par value common stock, 100,472,328 of which were issued and outstanding as of December 31, 2014 and 2013.

The Company has authorized 10,000 shares of $1.00 par value shares of preferred stock, none of which were issued and outstanding as of December 31, 2014 and 2013.

NOTE 6 - RELATED PARTY TRANSACTIONS AND BALANCES

The following schedule sets forth various obligations of the Company to related parties.

Transactions

	2014	2013

Compensation and related expenses due to the Company’s Chairman of the Board and Chief Executive Officer (1)	$30,000	$30,000

Compensation due to the Company’s Chief Financial Officer (2)	30,000	30,000

Cash loans and advances from Royal HTM Group, Inc. (3)	100,000	151,000
	$160,000	$211,000

1)	Boris Birshtein serves as the Company’s Chairman of the Board of Directors and its Chief Executive Officer on a month-to-month basis. Mr. Birshtein owns 50% of Royal HTM Group, Inc. our majority shareholder.

2)	Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer on a month-to-month basis. Mr. Braverman owns 50% of Royal HTM Group, Inc. our majority shareholder.

3)	Royal HTM Group, Inc., a Canadian company owned and controlled by the Company’s two officers and the two members of its Board of Directors, renders certain business development services to the Company. Royal HTM Group, Inc. has also loaned and advanced money to the Company to fund its expenses, and is the Company’s majority shareholder.

Balances

Payables to related parties consist of the following:

	DECEMBER 31,
	2014	2013

Amount due to Royal HTM Group	$3,878,000	$3,778,000

Accrued compensation due to the Company’s Chief Financial Officer	540,000	510,000

Accrued compensation due to the Company’s Chairman of the Board	2,147,000	2,117,000
	$6,565,000	$6,405,000

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

As of December 31, 2014 and 2013, there were no options issued and outstanding under the Company’s 2001 Omnibus Plan, as amended.

NOTE 8 - INCOME TAX

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 34% to net income (loss) as follows:

	DECEMBER 31,
	2014	2013
Income tax benefit at statutory rate of 34%	$62,000	$74,000
Change in valuation allowance	(62,000)	(74,000)
	$-	$-

Deferred tax assets consist of:

	DECEMBER 31,
	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforward	$7,638,000	$7,576,000
Valuation allowance (see Note 2)	(7,638,000)	(7,576,000)
	$-	$-

As of December 31, 2014, the Company had approximately $21,680,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2026. The NOLs may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

The Company is currently open to audit for all years ended December 31, 2001 to present because of its large NOL carryforwards. However, The Company is only open to additional tax assessments under the Internal Revenue Code statute of limitations for the years ended December 31, 2011 to present; however, it does not currently have any ongoing tax examinations.

NOTE 9 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred subsequent to December 31, 2014 to the date these financial statements were issued and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9 A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Annual Report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of December 31, 2014, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended December 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Due to circumstances beyond our control, this Annual Report was not filed timely.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our officers are elected by, and serve at the pleasure of, our Board of Directors. The names and ages of our directors and executive officers as of December 31, 2014, are set forth below.

NAME	AGE	POSITION WITH COMPANY

Boris Birshtein	68	Chairman of the Board of Directors and Chief Executive Officer

Jack Braverman	46	Director; Chief Financial Officer

Background of Executive Officers and Directors

Boris Birshtein has served as our Chairman of the Board of Directors since January 1998 and as our Chief Executive Officer since May 2009. Since May 2009 he has also served as the President and Chief Executive Officer of Intercomsoft Limited, our wholly owned subsidiary and since June 2009 has served as a director of such subsidiary. Additionally, since 1997 he has been the Chairman of the Board and a principal shareholder of Royal HTM Group, Inc. our majority shareholder. Mr. Birshtein holds PhDs in Philosophy and Economics.

Jack Braverman has served as a member of our Board of Directors and our Chief Financial Officer since January 2004 and has served as the Vice President, Treasurer and Secretary of Intercomsoft Limited, our wholly owned subsidiary, since May 2009 and beginning in June 2009 has served as a director of such subsidiary. Mr. Braverman has served as the President of Royal HTM Group, Inc., our majority shareholder, since October 2010 (and previously served as its Vice President from May 2001 to September 2010), and as of October 2010 is a principal shareholder of such entity. Mr. Braverman holds a BA in Economics from the University of Western Ontario.

Board of Directors

Our By-laws provide, among other things, that the Board of Directors will consist of not less than two and not more than fifteen directors. All Directors serve for one year or such longer period until their successors are elected and qualify. The Board of Directors appoints our officers and their terms of office are, unless otherwise provided in employment contracts, at the discretion of the Board of Directors. In 2014 our Board of Directors was comprised of two members, who are related to one another. Mr. Birshtein, our Chairman of the Board and Chief Executive Officer, is the uncle of Mr. Braverman, who is a director and our Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any person who was a director, officer, or beneficial owner of more than ten percent (10%) of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 as of the date of the filing of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

For the years ended December 31, 2014 and 2013, the following individuals were entitled to receive the following compensation for services rendered to us.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					AWARDS
Name & Principal Position	Year	Salary ($)		Other Annual Compensation ($)	Securities Underlying Options/ SARs	All Other Compensation

Boris Birshtein	2014	$30,000	(1)		-
Chairman of the Board	2013	$30,000	(1)		-
Chief Executive Officer

Jack Braverman	2014	$30,000	(2)		-
Chief Financial Officer	2013	$30,000	(2)		-

(1)	Such amounts were accrued but not paid to Mr. Birshtein.

(2)	Such amounts were accrued but not paid to Mr. Braverman.

Options/SAR Grants in Last Fiscal Year to Officers and Directors

In 2014 there were no options issued or outstanding pursuant to the 2001 Omnibus Plan, as amended.

Compensation of Directors

Pursuant to a resolution of the Company’s Board of Directors, outside Directors, are entitled to receive an attendance fee of $2,000 for each meeting of the Board of Directors attended up to a maximum of $8,000 for any 12-month period. During the fiscal years ended December 31, 2014 and 2013, we had no outside directors and, accordingly, there were no payments made to any outside Director.

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

Pursuant to a resolution of the Company’s Board of Directions adopted on December 13, 2010, no Awards may be granted under the 2001 Omnibus Plan, as amended, on or after January 2, 2016, but Awards granted prior to such date may be exercised in accordance with their terms.

As of December 31, 2014, of the 10,000,000 shares of our common stock reserved for issuance under the 2001 Omnibus Plan, as amended, there were no options issued or outstanding.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to shareholders who were known by us to be the beneficial owners of more than 5% of our common stock as of December 31, 2014, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the SECand generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within sixty days of the date of the table are deemed beneficially owned by the holders of such securities. Subject to community property laws, where applicable, the persons or entities named in the table below have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER (1)		PERCENT OF CLASS (1)

Boris Birshtein 1221 Avenue of the Americas, Suite 4200 New York, New York, 10020	43,284,500	(2)	43%

Royal HTM Group, Inc. 8000 Bathurst Street, Suite 30119 Thornhill, Ontario J4J 0B8	69,275,000	(3)	69%

Jack Braverman 1221 Avenue of the Americas, Suite 4200 New York, NY 10020	35,637,500	(4)	35%

All Executive Officers and Directors as a Group (2 persons) (5)	78,922,000		79%

(1)	Based on a total of 100,472,328 shares of common stock issued and outstanding as of December 31, 2014.

(2)	Represents 4,737,000 shares of our common stock owned directly by Mr. Birshtein; 3,910,000 shares of our common stock owned by Magnum Associates, Inc., of which Mr. Birshtein is the sole shareholder; and one half of the 69,275,000 shares of our common stock owned by Royal HTM Group, Inc. of which Mr. Birshtein is a 50% shareholder.

(3)	Royal HTM Group, Inc. is our majority shareholder. Mr. Birshtein and Mr. Braverman each own 50% of Royal HTM Group. Inc.

(4)	Represents 1,000,000 shares of our common stock owned directly by Mr. Braverman and one half of the 69,275,000 shares of our common stock owned by Royal HTM Group, Inc. of which Mr. Braverman is a 50% shareholder.

(5)	Includes Messrs. Birshtein and Braverman.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Boris Birshtein, Chairman of our Board of Directors and our Chief Executive Officer and Jack Braverman, a member of our Board of Directors and our Chief Financial Officer, own or control approximately 79% of our issued and outstanding shares of common stock. Mr. Birshtein and Mr. Braverman are related. Mr. Birshtein is Mr. Braverman’s uncle.

The Company does not currently have any independent members of its Board of Directors.

Our Chief Executive Officer

During each of the years 2014 and 2013 and we accrued $30,000 due to Mr. Birshtein for services related to his performance as the Chief Executive Officer. We have been unable to pay any compensation to Mr. Birshtein in over eight years and at December 31, 2014 we owe Mr. Birshtein approximately $2,147,000.

Our Chief Financial Officer

During each of the years 2014 and 2013 we accrued $30,000 in compensation due to Mr. Braverman related to his performance of services as our Chief Financial Officer. We have been unable to pay any compensation to Mr. Braverman in six years and at December 31, 2014 we owe Mr. Braverman $540,000.

Our Majority Shareholder

Royal HTM Group, Inc., a Canadian company owned and controlled by our two officers and directors, Messrs. Birshtein and Braverman, is our majority shareholder and renders certain business development services to us. We previously agreed to pay Royal HTM Group, Inc. certain fees and expenses in connection with such business development services, but have been unable to pay it any such amounts since 2006. Beginning in January 2013 we terminated our agreement to pay for any expenses relating to such services and did not accrue any such expenses in years 2014 or 2013.

During 2014 Royal HTM Group, Inc. lent or advanced to us approximately $100,000 to cover ongoing operating expenses and lent or advanced to us $151,000 in 2013 to cover on-going operating expenses.

As of December 31, 2014, we owe Royal HTM Group, Inc. approximately $3,878,000 representing accrued consulting fees as well as loans and advances to the Company since 2006 that were made to cover on-going operating expenses. Such amount is non-interest bearing and is due on demand.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Company, P.A. (“Paritz”) serves as our principal accountant. In each of 2014, and 2013 Paritz billed us $25,500 for audit and review fees and $2,500 for tax return preparation and related fees.

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

PART IV

ITEM 15.	EXHIBITS

The exhibits listed below are filed as part of this Annual Report.

Exhibit	Document

3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 000-28144).

3.2	By-laws (incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission under File No. 28144).

21	Subsidiary of the Registrant.

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of July, 2015.

TRIMOL GROUP, INC.

By:	/s/ Boris Birshtein
Name:	Boris Birshtein
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack Braverman
Name:	Jack Braverman
Title:	Chief Financial Officer

In accordance with the Securities and Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities set forth below, on July 31, 2015.

By:	/s/ Boris Birshtein
Name:	Boris Birshtein
Title:	Director

By:	/s/ Jack Braverman
Name:	Jack Braverman
Title:	Director

