Form 10-Q
period 2015-09-30
Trimol Group Inc.
filed 2015-11-13
CIK 1011733

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED

September 30, 2015

Commission file number: 000-26971

TRIMOL GROUP, INC.

(Exact Name of Small Business Issuer as it appears in its charter)

DELAWARE

(State or other Jurisdiction of Incorporation or Organization)

13-3859706

(I.R.S. Employer Identification No.)

45 Rockefeller Plaza, Suite 2000

New York, New York 10111

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

Yes ☐  No ☒

As of November 13, 2015, there were 100,472,328 issued and outstanding shares of the Registrant’s common stock.

TRIMOL GROUP, INC.

TABLE OF CONTENTS

FORM 10-Q

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER30, 2015

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

TRIMOL GROUP, INC.

Consolidated balance sheet

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS

Current assets:
Cash	$17,000	$10,000

TOTAL CURRENT ASSETS	17,000	10,000

TOTAL ASSETS	$17,000	$10,000

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current liabilities:
Related parties	$6,746,000	$6,565,000
Accrued expenses	695,000	856,000

TOTAL CURRENT LIABILITIES	7,441,000	7,421,000

SHAREHOLDERS’ DEFICIENCY:
Preferred Stock: $1.00 par value, 10,000 shares authorized, no shares issued and outstanding
Common Stock: $0.01 par value, 130,000,000 shares authorized, 100,472,328 shares issued and outstanding
at September 30, 2015 and December 31, 2014	1,005,000	1,005,000
Additional paid-in capital	5,739,000	5,739,000
Accumulated deficit	(14,168,000)	(14,155,000)

TOTAL SHAREHOLDERS’ DEFICIENCY	(7,424,000)	(7,411,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$17,000	$10,000

The accompanying notes are an integral part of the consolidated financial statements

TRIMOL GROUP, INC.

Consolidated statement of operations

(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUES	$-	$-	$-	$-

EXPENSES/(OTHER INCOME)
Operating expenses	195,000	123,000	92,000	40,000
Reversal of accrued debt obligations	(182,000)	-	(182,000)	-
TOTAL EXPENSES/(OTHER INCOME)	13,000	123.000	(90,000)	40.000

NET (LOSS) INCOME	$(13,000)	$(123,000)	$90,000	$(40,000)

Net loss per share (basic and diluted)	$(.000)	$(.000)	$.000	$(.000)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	100,472,328	100,472,328	100,472,328	100,472,328

The accompanying notes are an integral part of the consolidated financial statements

TRIMOL GROUP, INC.

Consolidated statement of cash flows

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,000)	$(123,000)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Accrued expenses to related parties	45,000	45,000
Reversal of accrued debt obligations	(182,000)	-

CHANGES IN ASSETS AND LIABILITIES:
Accrued expenses	21,000	7,000

NET CASH USED IN OPERATING ACTIVITIES	(129,000)	(71,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from related party	136,000	62,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	136,000	62,000

INCREASE (DECREASE) IN CASH	7,000	(9,000)

CASH – BEGINNING OF PERIOD	10,000	12,000

CASH – END OF PERIOD	$17,000	$3,000

The accompanying notes are an integral part of the consolidated financial statements

TRIMOL GROUP, INC.

Notes to the consolidated financial statements

SEPTEMBER 30, 2015

(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015 or any other period.

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

As of September 30, 2015, the Company does not have any current operations that generate revenue and has not generated any revenue since the first quarter of 2006. Further, as shown on the accompanying consolidated balance sheet, the Company’s liabilities exceeded its assets by approximately $7,424,000. These circumstances, among others, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The preparation of the unaudited consolidated interim financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make assumptions, estimates and judgments that affect the amounts reported in these unaudited consolidated interim financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. The Company relies on historical experience and on other assumptions believed to be reasonable under the circumstances in making required judgments and estimates. Actual results could differ materially from those estimates. The significant accounting policies which the Company believes are most critical to aid in fully understanding or evaluating its reported financial results are set forth in Note 3 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC and dated July 31, 2015.

NOTE 4 – OPERATIONS

Although the Company is seeking business opportunities, as of September 30, 2015 it did not have any operations other than administrative operations, and has not generated any revenue since 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS AND BALANCES

Transactions

	Nine Months Ended September 30,
	2015	2014

Compensation to the Chief Executive Officer (1)	$22,000	$22,000

Compensation to the Chief Financial Officer (2)	22,000	22,000

Cash advance from Royal HTM Group, Inc. (3)	136,000	62,000

	$180,000	$106,000

1)	Boris Birshtein serves as the Company’s Chairman of the Board of Directors and its Chief Executive Officer. Mr. Birshtein owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

2)	Jack Braverman serves as a member of the Company’s Board of Directors and as the Company’s Chief Financial Officer. Mr. Braverman owns 50% of Royal HTM Group, Inc., the Company’s majority shareholder.

3)	Although it is under no obligation to do so, Royal HTM Group, Inc., a Canadian company owned by Messrs. Birshtein and Braverman, lends funds to the Company (and advances funds on its behalf) from time to time to cover the Company’s on-going expenses.

Balances

As of September 30, 2015 payables to related parties consist of the following:

Amount due to Royal HTM Group, Inc.	$4,052,000

Accrued compensation due to the Chief Financial Officer	540,000

Accrued compensation due to the Chief Executive Officer	2,154,000
$6,746,000

These amounts are non-interest bearing and due on demand.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred subsequent to September 30, 2015 up to the date these unaudited consolidated interim financial statements were issued and has determined that there are no material subsequent events or transactions which would require recognition or disclosure in the unaudited consolidated interim financial statements, other than as noted below.

Anticipated Change in Control of the Company

Boris Birshtein serves as the Company’s Chairman of the Board and its Chief Executive Officer and Jack Braverman serves as the Company’s Chief Financial Officer and is a member of its Board of Directors. Messer’s Birshtein and Braverman are the Company’s sole directors. Messrs. Birshtein and Braverman each hold a fifty percent (50%) ownership interest in Royal HTM Group, Inc. (“Royal HTM Group”), the Company’s majority shareholder which owns 69,275,000 million shares of the Company’s common stock, representing approximately sixty nine percent (69%) of the issued and outstanding shares of the Company’s common stock, and Mr. Birshtein owns 8,647,000 shares of the Company’s common stock.

Royal HTM Group has advised the Company that it has negotiated substantially all of the terms of a Stock Purchase Agreement (“SPA”) with an independent party, which, if and when consummated, will result in the sale of all of the shares of the Company’s common stock owned by Royal HTM Group and Mr. Birshtein to such party. If and when such transaction is consummated, the party will acquire approximately 77.5% of the total issued and outstanding shares of the Company’s common stock, and a change in control will occur with respect to the Company’s capital stock ownership. The Company will not be a party to the SPA.

There can be no assurances whether or when the SPA will be completed or if or when the transaction contemplated by the SPA will be consummated

The Company will file the appropriate reports with the Securities and Exchange Commission if and when such transaction is effectuated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections in this Quarterly Report, should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as well as our unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Such unaudited consolidated interim financial statements are subject to risks and uncertainties that could cause actual results to differ materially from those described. We expressly disclaim any obligation or undertaking to update these financial statements in the future.

Description of the Company

Although the Company is seeking business opportunities, as of September 30, 2015, and since 2006, we did not have any business operations that generated revenue.

Intercomsoft Limited (“Intercomsoft”) is our wholly owned subsidiary. Although it does not currently have any operations, through April 2006, pursuant to a Contract on Leasing Equipment and Licensing Technology (the “Supply Agreement”) awarded to Intercomsoft in April 1996 by the Ministry of Economics, Republic of Moldova, Intercomsoft provided Moldova with a National Register of Population and a National Passport System. Under the terms of the Supply Agreement, Intercomsoft supplied all of the equipment, technology, software, materials and consumables utilized by the Government of Moldova for the production of all national passports, drivers’ licenses, vehicle permits, identification cards and other government authorized identification documents used in the Republic of Moldova. Moldova asserted that the Supply Agreement expired by its terms on April 29, 2006 and was not renewed. The non-renewal of the Supply Agreement has been disputed by Intercomsoft and is the subject of two pending legal actions. (See Part II Item 1 - Legal Proceedings).

As used in this report, unless otherwise required by the context, Trimol Group, Inc. and its subsidiary are sometimes collectively referred to as the "Company" or are implicit in the terms "we", "us" and "our".

RESULTS OF OPERATIONS

Comparison of Three and Nine Month Periods Ended September 30, 2015 to September 30, 2014

Operations

During the three and nine month periods ended September 30, 2015, our operations consisted solely of administrative activities, activities concerning exploration of potential business opportunities and those activities related to pursuing breach of contract claims against the Republic of Moldova as more fully described herein in Part II Item 1 – Legal Proceedings.

Revenues

During the three and nine month periods ended September 30, 2015, we did not generate any revenues from operations and similarly generated no revenues in the comparable periods in 2014. The Company has not generated any revenue since 2006.

Operating Expenses

Total operating expenses for the three months ended September 30, 2015 were approximately $92,000 and were $40,000 in the comparable three month period in 2014.

Total operating expenses for the nine months ended September 30, 2015 were approximately $195,000 and were $123,000 in the comparable nine month period in 2014.

The significant increase in operational expenses in the three and nine month comparative periods in 2015 were the result of the payment of certain accrued professional and consulting fees, as well as certain annual administrative costs of Intercomsoft, the Company’s wholly owned subsidiary.

Reversal of Accrued Debt Obligations

During the three month period ended September 30, 2015, the Company reversed $182,000 of previously accrued debt obligations.

Such debt consisted of approximately $145,000 due by the Company to an unrelated party that expired by virtue of the terms and conditions of the settlement agreement entered into in November 2006 with such creditor, and approximately $37,000 due by Intercomsoft to various unrelated parties for services rendered in 2005 and 2006, as such obligations have expired by virtue of the statute of limitations relating to such obligations.

Overview

The above resulted in net income from operations of approximately $90,000 in the three month period ended September 30, 2015, compared to a net loss of $40,000 for the three month period ended September 30, 2014, and a net loss from operations of approximately $13,000 in the nine month period ended September 30, 2015, as compared to a net loss of $123,000 in the nine month period ended September 30, 2014.

Liquidity & Capital Resources

We have not generated any revenue since the first quarter of 2006. At September 30, 2015 our cash balance was approximately $17,000 which is not sufficient to fund our operating expenses for the foreseeable future.

For more than eight years, we have funded our operating expenses from loans and advances provided by our Chairman of the Board and Royal HTM Group, Inc. (“Royal HTM Group”), our majority shareholder, a company owned and controlled by our Chief Executive Officer and Chief Financial Officer, who also serve as the only two members of our Board of Directors. We are dependent upon these loans and advances to fund our future operating expenses.

None of our officers, directors or shareholders are under any obligation to provide us with any future loans or advances. However, if they do not loan or advance us funds at a time when funds are necessary, we may be forced to suspend our limited operations.

Our assets are nominal and our liabilities currently exceed our assets by approximately $7,424,000. These circumstances, among others, raise substantial doubt about our ability to continue operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Stock Compensation Plans

There were no options to purchase shares of our common stock issued or exercised during the three and nine month periods ended September 30, 2015, and as of such dates we have no options to purchase shares of our common stock issued or outstanding.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, as defined in Rule 13a-15(f) under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report, we carried out, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to ensure that information required to be disclosed by us in this Quarterly Report was recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties.  Accordingly, based on their evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of that date, our controls and procedures were not effective for the purposes described above.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2015, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  We have assessed the effectiveness of those internal controls as of September 30, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

As we are not aware of any instance in which we failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our very limited resources at this time and, therefore, not in the interest of our shareholders.

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

The Moldovan Proceeding

In November 2010, the Moldovan Defendants commenced an action before the courts of Moldova claiming that the Supply Agreement was properly terminated on April 29, 2006 and seeking reimbursement of certain legal costs (the “Moldovan Proceeding”). Intercomsoft asserted a counterclaim seeking redress for various claims and damages for breach of the Supply Agreement, including interest and penalties which continue to accrue pursuant to the terms of the Supply Agreement. In 2013, the Supreme Court of Moldova annulled the September 2012 judgement of the Economic Appeal Court in favor of Intercomsoft and remanded the proceeding to a lower court for reconsideration. The proceeding is still pending and there can be no assurance as to the outcome of this action.

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

Related Party Transactions

Boris Birshtein, the Chairman of our Board of Directors and our Chief Executive Officer, and Jack Braverman, a member of our Board of Directors and our Chief Financial Officer, own or control approximately 79% of our issued and outstanding shares of common stock.

Mr. Birshtein also serves as a Director and the President and Chief Executive Officer of our wholly owned subsidiary, Intercomsoft, and Mr. Braverman serves as a Director as well as the Vice President, Secretary and Treasurer of such entity.

Our Chief Executive Officer

During the three and nine month periods ended September 30, 2015, we accrued $2,500 per month in compensation to Mr. Birshtein related to his services as our Chief Executive Officer. At September 30, 2015, we owe Mr. Birshtein approximately $2,154,000 of accrued compensation and expenses.

Our Chief Financial Officer

During the three and nine month periods ended September 30, 2015, we accrued $2,500 per month in compensation due to Mr. Braverman related to his services as our Chief Financial Officer. At September 30, 2015, we owe Mr. Braverman approximately $540,000 of accrued compensation.

Our Majority Shareholder

Royal HTM Group, a Canadian company owned and controlled by Messrs. Birshtein and Braverman, is our majority shareholder and has rendered certain business development services to us. We previously agreed to pay Royal HTM Group certain fees and expenses in connection with such business development services, but we were unable to pay any of such amounts to it since 2006. Beginning as of January 1, 2013, we terminated our agreement to pay any fees or expenses relating to such services and have not paid or accrued any such amounts since such time.

We have not generated any revenue since the first quarter of 2006, and since such time have borrowed funds from Royal HTM Group to cover our on-going expenses. During the nine month period ended September 30, 2015, Royal HTM Group lent us approximately $136,000 to cover our on-going expenses and lent us $62,000 in the comparative period in 2014.

As of September 30, 2015, we owe Royal HTM Group approximately $4,052,000. Such amount includes accrued consulting fees and expenses as well as loans and advances, all of which are non-interest bearing and are due on demand.

Anticipated Change of Control

Messrs. Birshtein and Braverman each hold a fifty percent (50%) ownership interest in Royal HTM Group, the Company’s majority shareholder which owns 69,275,000 million shares of the Company’s common stock, representing approximately sixty nine percent (69%) of the issued and outstanding shares of the Company’s common stock, and Mr. Birshtein owns 8,647,000 shares of the Company’s common stock.

Royal HTM Group has advised the Company that it has negotiated substantially all of the terms of a Stock Purchase Agreement (“SPA”) with an independent party, which, if and when consummated, will result in the sale of all of the shares of the Company’s common stock owned by Royal HTM Group and Mr. Birshtein to such party. If and when such transaction is consummated, the independent party will acquire approximately 77.5% of the total issued and outstanding shares of the Company’s common stock, and a change in control will occur with respect to the Company’s capital stock ownership. The Company will not be a party to the SPA.

There can be no assurances whether or when the SPA will be completed or if or when the transaction contemplated by the SPA will be consummated

The Company will file the appropriate reports with the Securities and Exchange Commission if and when such transaction is effectuated.

ITEM 6.	EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report for the period ended September 30, 2015:

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

TRIMOL GROUP, INC.

Date: November 13, 2015	By:	/s/ Boris Birshtein
	Name:	Boris Birshtein
	Title:	Chief Executive Officer

	By:	/s/ Jack Braverman
	Name:	Jack Braverman
	Title:	Chief Financial Officer

